Form 10-Q
period 1993-12-31
SENSORMATIC ELECTRONICS CORP
filed 1994-02-10
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

         ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   December 31, 1993                   Commission File No.   0-3953
               -----------------                                       --------


                     SENSORMATIC ELECTRONICS CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                    34-1024665
- --------------------------------               -------------------------------
 (State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                       Number)


          500 N.W. 12th Avenue, Deerfield Beach, Florida  33442-1795
   -------------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                                (305) 420-2000
   -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     Same
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes    X   .      No     .
                               ---            ---


The Registrant had outstanding 59,386,094 shares of Common Stock (par value $.01 per share) as of February 4, 1994.

                      SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX


                                   FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 31, 1993


                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

                   Item 1. Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . .    1

                                    Consolidated Condensed Balance Sheets . . . . . . . . . . . . . .  2
                                    Consolidated Condensed Statements of
                                      Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
                                    Consolidated Condensed Statements of
                                      Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                                    Notes to Consolidated Condensed
                                      Financial Statements  . . . . . . . . . . . . . . . . . . . .  5-7

                   Item 2. Management's Discussion and Analysis of
                                      Financial Condition and Results of
                                      Operations  . . . . . . . . . . . . . . . . . . . . . . . .   8-11

PART II.  OTHER INFORMATION

                   Item 4. Submission of Matters to a Vote of
                                    Security Holders  . . . . . . . . . . . . . . . . . . . . . . .   12

                   Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .   12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1993 Annual Report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

          Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)




                                                                          December 31,              June 30,
                                                                              1993                    1993
                                                                          ------------             ---------
ASSETS

Cash and marketable securities (including
        marketable securities of $34,882 and $28,798
        at December 31 and June 30, respectively)                       $   101,956              $   117,899
Accounts receivable, net                                                    129,881                  128,137
Receivables under deferred terms
        and installment contract obligations, net                            66,283                   61,201
Net investment in sales-type leases                                          69,247                   65,240
Inventories, net                                                            112,572                  102,759
Revenue equipment, less accumulated
        depreciation of $31,978 and $26,832 at
        December 31 and June 30, respectively                                59,572                   53,867
Other property, plant and equipment, net                                     88,932                   67,236
Deferred charges, patents and other assets, net                              92,008                   39,177
Costs in excess of net assets acquired, net                                 308,642                  291,338
                                                                         ----------                  -------
                                                                        $ 1,029,093              $   926,854
                                                                         ==========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $    33,547              $    27,462
Accrued liabilities                                                         114,454                   84,576
Accrued and deferred income taxes payable                                    24,492                   16,670
Debt                                                                        208,996                  194,224
7% convertible subordinated debentures                                      114,095                  114,165

Stockholders' equity:

        Preferred stock, $.01 par value
        Common stock, $.01 par value, 59,017 and
           58,079 shares outstanding at December
           31 and June 30, respectively                                     411,548                  392,891
        Retained earnings                                                   205,795                  178,018
        Treasury stock, at cost                                             (13,210)                 (14,757)
        Foreign currency adjustments                                        (66,306)                 (61,495)
        Notes receivable from stock sales                                    (4,318)                  (4,900)
                                                                         ----------                  -------
           Total stockholders' equity                                       533,509                  489,757
                                                                         ----------                  -------
                                                                        $ 1,029,093              $   926,854
                                                                          =========                 ========


     The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                          Three Months ended                   Six Months ended
                                                             December 31,                         December 31,
                                                  --------------------------------      ------------------------------
                                                      1993              1992                 1993             1992
                                                  ------------     ---------------      ---------------   ------------
Revenues:
        Sales                                     $    136,052     $       100,674      $       258,639   $    198,851
        Rentals                                         11,715              11,564               22,564         23,181
        Other                                           12,102               9,882               21,950         19,805
                                                  ------------     ---------------      ---------------   ------------
           Total revenues                              159,869             122,120              303,153        241,837

Operating costs and expenses:
        Costs of sales                                  61,273              48,859              116,608         99,517
        Depreciation on revenue
           equipment                                     4,361               3,848                8,032          8,165
        Selling and customer service                    49,262              39,047               96,496         77,624
        Administrative                                   9,932               8,644               17,805         15,982
        Research, development and
           engineering                                   3,997               3,222                8,482          6,453
        Amortization of intangible
           assets                                        2,516               1,887                4,932          3,227
                                                  ------------     ---------------      ---------------   ------------
           Total operating costs
             and expenses                              131,341             105,507              252,355        210,968
                                                  ------------     ---------------      ---------------   ------------

Operating income                                        28,528              16,613               50,798         30,869

Other income (expenses), net                            (3,406)              1,591               (5,870)         1,726
                                                  ------------     ---------------      ---------------   ------------

Income before income taxes                              25,122              18,204               44,928         32,595

Provision for income taxes                               6,300               4,600               11,300          8,100
                                                  ------------     ---------------      ---------------   ------------

Net income                                        $     18,822     $        13,604      $        33,628   $     24,495
                                                  ============     ===============      ===============   ============

Primary earnings per
        common share                              $        .31     $           .24      $           .55   $        .45
                                                  ============     ===============      ===============   ============

Fully diluted earnings
        per common share                          $        .29     $           .23      $           .53   $        .44
                                                  ============     ===============      ===============   ============

Cash dividends per common
        share                                     $        .05     $           .05      $           .10   $        .10
                                                  ============     ===============      ===============   ============
Common shares used in
        computation of:

        Primary earnings per
           common share                                 61,070              56,782               60,671         54,372
                                                  ============     ===============      ===============   ============

        Fully diluted earnings per
           common share                                 68,665              64,307               68,333         62,128
                                                  ============     ===============      ===============   ============


     The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                 (In thousands)




                                                                     1993             1992
                                                                 -----------      ------------
Cash flows from operating activities:
        Net income                                                $  33,628        $    24,495
        Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
                 Depreciation and amortization                       17,545             14,761
                 Other non-cash charges to operations                 5,772              3,311
                 Net changes in operating assets and
                   liabilities, net of effect of
                   acquisitions                                     (41,239)           (45,708)
                                                                 -----------      ------------

           Net cash provided by (used in) operating
                 activities                                          15,706             (3,141)
                                                                 -----------      ------------

Cash flows from investing activities:
        Capital expenditures                                        (26,954)            (3,073)
        Purchases of marketable securities                          (16,769)            (1,786)
        Increase in revenue equipment
           and inventory available for lease                        (14,654)           (10,759)
        Maturities of marketable securities                          10,560             17,748
        Acquisitions and other investments                           (5,957)          (299,654)
        Other, net                                                    1,507              1,567
                                                                 -----------      ------------

           Net cash used in investing activities                    (52,267)          (295,957)



Cash flows from financing activities:
        Bank borrowings                                              15,454            120,786
        Cash dividends                                               (5,851)            (4,919)
        Proceeds from issuances of common stock
           under employee benefit plans and for
           acquisitions, net                                          5,390            198,563
        Repayments of debt                                             (610)            (4,470)
        Other, net                                                      582                444
                                                                 -----------      ------------

           Net cash provided by financing activities                 14,965            310,404
                                                                 -----------      ------------
Effect of exchange rate changes on cash                                (431)              (764)
                                                                 -----------      ------------
Net increase (decrease) in cash                                     (22,027)            10,542

Cash at beginning of period                                          89,101             16,082
                                                                 -----------      ------------
Cash at end of period                                                67,074             26,624
Marketable securities at end of period                               34,882             28,450
                                                                 -----------      ------------

Cash and marketable securities at end of
        period                                                    $ 101,956        $    55,074
                                                                 ===========      ============


     The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



a)  Receivables and net investment in sales-type leases


    Accounts receivable are stated net of the following at December 31 and June 30, 1993 (in thousands):

                                              December 31              June 30
                                              -----------            ---------
    Allowance for doubtful accounts
                                                $  6,007             $  4,694

    Receivables under deferred terms, the majority of which mature within one year, and installment contract obligations, are stated net of the following at December 31 and June 30, 1993 (in thousands):

                                              December 31             June 30
                                              -----------             --------
     Allowance for doubtful accounts            $  6,087              $  6,908
     Unearned interest and maintenance          $ 16,954              $ 17,239

     Net investment in sales-type leases are stated net of the following at December 31 and June 30, 1993 (in thousands):

                                               December 31            June 30
                                               -----------            --------
     Allowance for doubtful accounts            $   1,717             $  1,943
     Unearned interest and maintenance          $  30,098             $ 25,975

    The Company had accrued loss contingencies at December 31 and June 30, 1993 of $1.6 million and $1.4 million, respectively, related to approximately $161.8 million and $125.9 million, respectively, of receivables and leases sold to third party financing institutions which are outstanding and subject to full or partial repurchase, should certain events (primarily related to customer non-payment) occur. At December 31 and June 30, 1993, accounts receivable assigned to a third party financing institution on a non-recourse basis was $43 million and $24.5 million, respectively, of which the financing institution had advanced $43 million and $20 million, respectively, to the Company (bearing interest at fluctuating rates), resulting in $4.5 million due from the financing institution at June 30, 1993 which is included in "Accounts receivable, net". The Company received net proceeds of $134.4 million and $28.9 million upon the sale and assignment of receivables and leases in the six months ended December 31, 1993 and 1992, respectively.

b)  Inventories

    Inventories at December 31 and June 30, 1993 consisted of parts inventory of $25.5 million and $18.5 million, work-in-process of $14 million and $5.1 million and inventory available for sale or lease of $73.1 million and $79.2 million; and are net of allowance for inventory losses of $8.7 million and $8.6 million, respectively.

c)        Debt

          Debt at December 31 and June 30, 1993 is summarized as follows (in thousands):

                                                           December 31             June 30
                                                           -----------           -----------
          Senior Notes                                        $135,000            $  135,000
          Unsecured revolving credit notes
           payable                                              56,706                41,332
          Acquisition indebtedness                              10,651                11,136
          Capital lease obligations and other,
           net                                                   6,639                 6,756
                                                              --------            ----------
                                                              $208,996            $  194,224
                                                              ========            ==========

          At December 31, 1993, the Company had approximately $50.5 million of unused credit under all of its line of credit arrangements.

          Interest expense for the six months ended December 31, 1993 and 1992 was $11.6 million and $8.1 million, respectively.

d)        Income taxes

          In the three-month period ended September 30, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FASB 109). As permitted by FASB 109, the Company has elected not to restate the financial statements of any prior periods. The cumulative effect of the change was not material and therefore no adjustment was separately reported in the Consolidated Condensed Statement of Income for the six months ended December 31, 1993. However, the adoption of FASB 109 required certain of the Company's tax balances at July 1, 1993 (the effective date of the change) to be reclassified. Deferred income tax balances which were not attributable to the same tax jurisdiction were no longer presented on a net basis at July 1, 1993. Related deferred tax assets at July 1, 1993 (the effective date of the change) aggregating approximately $20 million resulted primarily from reserves and liabilities not currently deductible (approximately $7 million), accelerated income recognition on leased equipment (approximately $5 million) and intercompany inventory profit elimination not currently taxable (approximately $4 million). The approximately $10 million of remaining deferred tax assets at July 1, 1993 resulted from the application of FASB 109 to the accounting for the valuation of assets acquired (approximately $6 million related to inventories) and liabilities assumed (approximately $4 million related to accrued liabilities) in prior years' business combinations.

          The provisions for income taxes were computed using an estimated annual effective tax rate based on a United States statutory rate of 35% and 34%, respectively, adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired and foreign tax rate differentials.

e)        Acquisitions

          The Company's unaudited pro forma consolidated condensed statement of income for the six months ended December 31, 1992, assuming the acquisitions of Automated Loss Prevention Systems (July 29, 1992) and Security Tag Systems, Inc. (June 1993) were effected at July 1, 1992, is summarized as follows (in thousands, except per share amounts):

                     Total revenues                    $ 257,469
                     Net income                        $  24,274
                     Primary earnings per share        $     .42
                     Fully diluted earnings per share  $     .39

          This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed and is not necessarily indicative of results for the full year.

f)        Supplemental cash flow information

          Cash paid by the Company for interest and income taxes for the six months ended December 31, 1993 and 1992 was as follows (in thousands): 1993 - $10,773 and $6,023; 1992 - $6,153 and $3,839,
          respectively.

          In connection with certain acquisitions, the market value of the assets acquired for the six months ended December 31, 1993 and 1992 was as follows (in thousands):

                                                                       1993        1992
                                                                     --------      ---------
          Cash paid (net of cash acquired)                           $  4,623      $ 299,654
          Liabilities assumed and/or incurred                           2,235         67,306
          Common stock issued                                          14,938          1,869
                                                                     --------      ---------
          Market value of assets acquired                            $ 21,796      $ 368,829
                                                                     ========      =========

g)        Stock dividend

          On November 11, 1993 the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on November 30, 1993, payable on December 17, 1993. All share and per share amounts previously reported have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.

h)        Reclassifications

          Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1993 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

Financial Condition

The Company's overall financial condition remained strong as reflected in the Consolidated Condensed Balance Sheet at December 31, 1993 compared to June 30, 1993. Cash and marketable securities decreased $15.9 million primarily due to (a) net capital expenditures ($27 million), (b) an increase in revenue equipment and inventory available for lease ($14.7 million) and (c) acquisitions and other investments ($6 million); offset in part by (a) net cash provided by operations ($15.7 million) and (b) net short-term bank borrowings ($15.5 million). Total stockholders' equity at December 31 increased $43.8 million over the June 30 balance to $533.5 million (of which approximately $15 million resulted from the issuance of Common Stock for the acquisition of Robot Research Inc. (Robot), a U.S. manufacturer of sophisticated closed circuit television (CCTV) equipment) while debt increased by $14.7 million (due to an increase in short term credit line borrowings by European subsidiaries) to $323.1 million, resulting in a debt-to-equity ratio of .61 to 1 at December 31, 1993 compared to .63 to 1 at June 30, 1993.

Total receivables and net investment in sales-type leases increased to $265.4 million at December 31, 1993 from $254.6 million at June 30, 1993 resulting principally from the higher level of business offset in part by net sales and assignments of receivables and sales-type leases to third party financial institutions in the first half of fiscal 1994.

The Company has historically had a high level of outstanding receivables as a percentage of revenues. This results in part from the use of its financial strength as a marketing tool in obtaining new business by, for example, offering to customers flexible, deferred payment arrangements (the majority of which mature within one year), or longer term installment sales financing (subject to stated or imputed interest) to facilitate purchases. Additionally, the Company has experienced an historical pattern of delayed payments to the Company by certain of its major retail customers which has extended its receivables aging profile. During fiscal 1993 the Company increased its efforts to reduce receivables by, among other things, (a) implementing an enhanced invoicing and accounts receivable system; (b) employing the use of third party servicing agents to increase the efficiency of its billing and collection practices; (c) expanding the number and use of relationships with third party financing institutions to sell or assign receivables and sales-type leases; and (d) generally increasing its collection efforts. The results of such ongoing efforts have been to reduce thetime required to collect receivables and to provide the Company with the flexibility to convert its receivables into cash as needed.

The Company believes its allowance for doubtful accounts is adequate after taking into account the aging of its receivables and net investment in sales-type leases, the payment history of its customers, the Company's security interest position in equipment financed under deferred terms and installment sales contracts (and its ability to re-market such equipment if needed), the prospects of its collection efforts and its relationships with major retail accounts. Additionally, with the rapid broadening of the Company's customer base geographically and to include hard goods retailers, commercial and industrial customers, and manufacturers and vendors providing retailers with "source labeled" merchandise under Sensormatic's Universal Product Protection
(UPP)(SM) program, the Company's historical concentration in soft goods retailers is being reduced.

Inventories at December 31, 1993 increased $9.8 million over June 30, 1993 as a result of a $15.9 million increase in raw material and work-in-process inventories in order to meet forecasted production levels, offset by a decrease in finished goods inventory of $6.1 million. Deferred charges and other assets increased $52.8 million primarily as a result of the Company's adoption of FASB 109 in the first quarter of fiscal 1994 (see note d of Notes to Consolidated Condensed Financial Statements).

The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by operating activities, existing cash and marketable securities ($102 million at December 31, 1993), its ability to sell and assign receivables and sales-type leases to financing institutions under existing agreements ($10.6 million of aggregate unused facilities at December 31, 1993) and funds available from existing worldwide credit lines ($50.5 million at December 31, 1993).

Results of Operations

Three Months and Six Months Ended December 31, 1993 Compared to Three and Six Months Ended December 31, 1992

Revenues for the three months and six months ended December 31, 1993 increased 31% and 25%, respectively, over the three months and six months ended December 31, 1992. The revenue growth resulted principally from increased revenues from the UltraoMax(R) product line primarily for hard goods retail customers and used in the Company's UPP program for source labeling; increased revenues from the Commercial/Industrial Group which markets electronic asset protection
(EAP), CCTV and access control systems to non-retail customers; and revenues generated from the sale of Security Tag products (of which approximately $13.6 million in the six months ended December 31, 1993 is a result of the acquisition and consolidation of Security Tag Systems, Inc. effective June 1993; see Note e of Notes to Consolidated Condensed Financial Statements); offset in part by the effect on the international subsidiaries' local currency revenues when translated into U.S. dollars for financial statement purposes caused by the stronger average U.S. dollar (relative to the internationalsubsidiaries' local currencies, in the aggregate) throughout the first six months of fiscal 1994 compared to the first six months of fiscal 1993 (approximately $21.8 million).

Revenues from retail customers for the electronic article surveillance (EAS) product lines increased 21% to $102.8 million in the second quarter of fiscal 1994 and 22% to $200.2 million in the first six months of fiscal 1994 compared to $84.8 million and $164.5 million, respectively, in the comparable periods of fiscal 1993. These increases resulted principally from growth of 59% and 54% in the second quarter and in the first six months of fiscal 1994, respectively, (compared to last year) in revenues from the UltraoMax product line and the addition of revenue from the Security Tag product lines; offset in part by a 4% and an 8% decline in revenues in the second quarter and in the first six months of fiscal 1994, respectively, (compared to last year) from U.S. soft goods retailers for the traditional microwave product line, and the translation effect caused by the strengthening of the U.S. dollar. Revenues from the Commercial/Industrial Group increased 83% to $17 million and 67% to $29.4 million (including installation revenues) in the second quarter and the first six months of fiscal 1994 compared to fiscal 1993, respectively, due primarily to increased sales of CCTV products to non-retail customers and the acquisition of Robot in September 1993 ($5.8 million and $6.7 million, respectively).

Operating income in the three and six months ended December 31, 1993 increased 72% and 65%, respectively, over last year's comparable periods primarily due to the higher level of business and improved gross margins. Gross margins for the second quarter and first six months of fiscal 1994 increased to 55% compared with 51% and 50%, respectively, for last year's comparable periods, primarily from increased manufacturing efficiencies resulting from increased volumes and long-term programs aimed at reducing manufacturing costs, the inclusion of the manufacturer's gross margin (as a result of the acquisition of Security Tag) on the Security Tag product line and favorable changes in product mix.

Total selling and customer service, administrative, and research, development and engineering expenses, as a percentage of total revenues, decreased to 40% for the second quarter from 42% for the comparable period of fiscal 1993 while remaining at 41% for the first six months of fiscal 1994 and fiscal 1993. The aggregate amount of these expenses increased by 23% in the current year's first six months over last year's comparable period primarily as a result of the higher level of business in fiscal 1994 offset in part by the translation effect on the international subsidiaries' local currency operating expenses caused by the stronger average U.S. dollar (relative to the international subsidiaries' local currencies, in the aggregate) throughout the first six months of fiscal 1994 compared to the first six months of fiscal 1993 (approximately $8.8 million).

Total net other non-operating expenses in the second quarter and the first six months of fiscal 1994 were $3.4 million and $5.9 million, respectively, compared to $1.6 million and $1.7 million of net other non-operating income for the comparable periods of fiscal 1993, principally due to an increase in interest expense resulting from the higher levels of borrowings throughout the first six months of fiscal 1994 (primarily resulting from the acquisition of Automated Loss Prevention Systems (ALPS) and increased net short-term bank borrowings by the Company's European subsidiaries) and a decrease in interest income due primarily to a decline in the amounts of longer term receivables and sales-type leases (which earn interest income) outstanding throughout the first six months of fiscal 1994 compared to the first six months of fiscal 1993.

The provision for income taxes for the first six months of fiscal 1994 is based on an estimated effective annual consolidated tax rate of 25%, (the same tax rate reported on the Company's income from continuing operations for the full 1993 fiscal year). The adoption of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" did not have a material effect on the Company's results of operations (see Note d of Notes to Consolidated Condensed Financial Statements).

Consolidated net income for the second quarter and first six months of fiscal 1994 increased $5.2 million and $9.1 million, respectively, when compared to the prior year's comparable period due primarily to the factors discussed above.

PART II.                       OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security
                               Holders

An Annual Meeting of stockholders of the Company was held on November 12, 1993. The following business was transacted:

Re-elected as directors of the Company were Ronald G. Assaf, President and Chairman of the Board and Dr. Arthur G. Milnes, to serve for a three-year term. In addition, the terms of office of the following, as directors, continued after the meeting: Thomas V. Buffett, Jerome M. LeWine, James E. Lineberger, Michael E. Pardue and John T. Ray, Jr.

The Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 60,000,000 to 125,000,000, with 31,268,288 shares (on a pre-stock dividend basis) of the outstanding Common Stock of the Company voting in favor of and 2,501,480 shares voting against its adoption, with 120,512 shares abstaining.

The Company's amended 1989 Stock Incentive Plan, was further amended to: (a) limit the aggregate number of shares issuable pursuant to options, or which may be used as a basis for stock appreciation rights, granted to any individual participant under such plan to 800,000 shares (on a pre-stock dividend basis) during any three consecutive years, subject to proportional adjustment upon the occurrence of certain events; and (b) eliminate the provisions of such plan which permitted, under special circumstances and subject to certain limitations, the granting of options exercisable at a price less than the fair market value of the Common Stock on the date of grant was approved, with 32,034,551 shares (on a pre-stock dividend basis) of the outstanding Common Stock of the Company voting in favor of and 1,631,212 shares voting against its adoption, with 224,517 shares abstaining.

Item 6.                    Exhibits and Reports on Form 8-K

                           a)    Exhibits

                                 11)  Computation of earnings per common share.

                           b)    Reports on Form 8-K:

                                 On December 7, 1993, the Company filed
                                 a Current Report on Form 8-K, as
                                 amended February 9, 1994, reporting
                                 under "Other Events" an action
                                 commenced on November 22, 1993 in
                                 the United States District Court for
                                 the Southern District of Florida
                                 by Bayer Silver against the
                                 Company and its Chairman of the
                                 Board, President and CEO, alleging
                                 that favorable public statements by
                                 the Company concerning its growth
                                 and the quality of its products were
                                 false.  The suit arose out of the
                                 controversy resulting from the
                                 Company's UltraoMax product being
                                 named the recommended standard for
                                 electronic article surveillance
                                 protection of pre-recorded music by
                                 the National Association of
                                 Recording Merchandisers (NARM) and the
                                 rejection of NARM's recommendations
                                 by certain music manufacturers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                              SENSORMATIC ELECTRONICS CORPORATION



                              By       /S/ Michael E. Pardue
                                       ------------------------------
                                       Michael E. Pardue
                                       Executive Vice President,
                                       Chief Operating Officer, Chief
                                       Financial Officer and Director





                                       /S/ Lawrence J. Simmons
                                       ----------------------------
                                       Lawrence J. Simmons
                                       Vice President of Finance and Chief
                                       Accounting Officer




                              Date:    February 10, 1994