Form 10-Q
period 1994-03-31
SENSORMATIC ELECTRONICS CORP
filed 1994-05-11
CIK 88974

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

       ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   March 31, 1994                      Commission File No.   0-3953



                     SENSORMATIC ELECTRONICS CORPORATION
            (Exact Name of Registrant as specified in its charter)


           Delaware                                    34-1024665
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                           Number)


          500 N.W. 12th Avenue, Deerfield Beach, Florida  33442-1795
             (Address of principal executive offices)     (Zip Code)


                                (305) 420-2000
             (Registrant's telephone number, including area code)


                                     Same
       (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                        Yes    X         No
                              ---            ---


The Registrant had outstanding 59,909,065 shares of Common Stock (par value $.01 per share) as of May 5, 1994.

                     SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX


                                   FORM 10-Q
                      THREE MONTHS ENDED MARCH 31, 1994


                                                               Page
                                                               ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements. . . . . . . . . . .    1

                   Consolidated Condensed Balance Sheets . .    2
                   Consolidated Condensed Statements of
                      Income . . . . . . . . . . . . . . . .    3
                   Consolidated Condensed Statements of
                      Cash Flows . . . . . . . . . . . . . .    4
                   Notes to Consolidated Condensed
                      Financial Statements . . . . . . . . .  5-7

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations . . . . . . . . . . . . . . 8-11

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K. . . . .   12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   13

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

                     SENSORMATIC ELECTRONICS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)




                                                                                              March 31,              June 30,
                                                                                                1994                   1993
                                                                                             ----------             ----------

ASSETS

Cash and marketable securities (including
        marketable securities of $34,665 and $28,798
        at March 31 and June 30, respectively)                                              $   79,263              $ 117,899
Accounts receivable, net                                                                       131,623                128,137
Receivables under deferred terms
        and installment contract obligations, net                                               70,530                 61,201
Net investment in sales-type leases                                                             75,617                 65,240
Inventories, net                                                                               146,720                102,759
Revenue equipment, less accumulated
        depreciation of $34,580 and $26,832 at
        March 31 and June 30, respectively                                                      55,155                 53,867
Other property, plant and equipment, net                                                        96,199                 67,236
Deferred charges, patents and other assets, net                                                 97,431                 39,177
Costs in excess of net assets acquired, net                                                    320,333                291,338
                                                                                            ----------              ---------
                                                                                            $1,072,871              $ 926,854
                                                                                            ==========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                            $   41,593              $  27,462
Accrued liabilities                                                                            124,850                 84,576
Accrued and deferred income taxes payable                                                       29,794                 16,670
Debt                                                                                           193,549                194,224
7% convertible subordinated debentures                                                         114,095                114,165

Stockholders' equity:

        Preferred stock, $.01 par value
        Common stock, $.01 par value, 59,891 and
           58,079 shares outstanding at March
           31 and June 30, respectively                                                        419,985                392,891
        Retained earnings                                                                      218,924                178,018
        Treasury stock, at cost                                                                 (7,517)               (14,757)
        Foreign currency adjustments                                                           (58,893)               (61,495)
        Notes receivable from stock sales                                                       (3,509)                (4,900)
                                                                                            ----------              ---------
           Total stockholders' equity                                                          568,990                489,757
                                                                                            ----------              ---------
                                                                                            $1,072,871              $ 926,854
                                                                                            ==========              =========



 The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                               Three Months ended                 Nine Months ended
                                                                    March 31,                         March 31,
                                                           -------------------------          -------------------------
                                                            1994              1993              1994             1993
                                                           --------         --------          --------         --------
Revenues:

    Sales                                                 $ 137,889        $  93,340        $  396,528       $  292,191
    Rentals                                                  11,134           11,120            33,698           34,301
    Other                                                    13,130            9,987            35,080           29,792
                                                          ---------        ---------        ----------       ----------

        Total revenues                                      162,153          114,447           465,306          356,284

Operating costs and expenses:
    Costs of sales                                           62,976           43,712           179,584          143,229
    Depreciation on revenue
        equipment                                             3,575            3,820            11,607           11,985
    Selling and customer service                             53,642           37,924           150,138          115,548
    Administrative                                            9,806            7,948            27,611           23,930
    Research, development and
        engineering                                           4,369            3,359            12,851            9,812
    Amortization of intangible
        assets                                                2,650            1,874             7,582            5,101
                                                          ---------        ---------        ----------       ----------

    Total operating costs
        and expenses                                        137,018           98,637           389,373          309,605
                                                          ---------        ---------        ----------       ----------

Operating income                                             25,135           15,810            75,933           46,679

Other income (expenses), net                                 (3,241)             (44)           (9,111)           1,682
                                                          ---------        ---------        ----------       ----------

Income before income taxes                                   21,894           15,766            66,822           48,361

Provision for income taxes                                    5,500            3,900            16,800           12,000
                                                          ---------        ---------        ----------       ----------

Net income                                                $  16,394        $  11,866        $   50,022       $   36,361
                                                          =========        =========        ==========       ==========

Primary earnings per
    common share                                          $     .27        $     .21        $     .82        $      .66
                                                          =========        =========        ==========       ==========

Fully diluted earnings
    per common share                                      $     .26        $     .20        $      .79       $      .64
                                                          =========        =========        ==========       ==========

Cash dividends per common
    share                                                 $    .055        $     .05        $     .155       $      .15
                                                          =========        =========        ==========       ==========

Common shares used in
    computation of:

    Primary earnings per
        common share                                         61,235           56,955            60,973           55,233
                                                          =========        =========        ==========       ==========

    Fully diluted earnings per
        common share                                         68,515           64,470            68,253           62,694
                                                          =========        =========        ==========       ==========


 The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED MARCH 31, 1994 AND 1993
                                (In thousands)


                                                                                            1994               1993
                                                                                        -----------        -----------
Cash flows from operating activities:
        Net income                                                                      $    50,022        $   36,361
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                 Depreciation and amortization                                               26,373             22,038
                 Other non-cash charges to operations                                         8,904              2,025
                 Net changes in operating assets and
                 liabilities, net of effect of
                 acquisitions                                                               (70,495)           (52,862)
                                                                                        -----------        -----------
           Net cash provided by operating
                 activities                                                                  14,804              7,562
                                                                                        -----------        -----------

Cash flows from investing activities:
        Capital expenditures                                                                (36,112)           (13,172)
        Purchases of marketable securities                                                  (18,509)            (1,786)
        Maturities of marketable securities                                                  12,468             17,631
        Increase in revenue equipment
           and inventory available for lease                                                (12,078)           (17,739)
        Acquisitions and other investments                                                  (10,363)          (301,679)
        Other, net                                                                            2,193              4,964
                                                                                        -----------        -----------

           Net cash used in investing activities                                            (62,401)          (311,781)
                                                                                        -----------        -----------


Cash flows from financing activities:
        Proceeds from issuances of common stock
           under employee benefit plans and for
           acquisitions, net                                                                 13,147            204,188
        Repayments of debt                                                                   (9,456)          (105,762)
        Bank borrowings                                                                       6,782            125,593
        Cash dividends                                                                       (9,116)            (7,736)
        Proceeds from issuance of Senior Notes                                                    -            135,000
        Other, net                                                                            1,391                484
                                                                                        -----------        -----------

           Net cash provided by financing activities                                          2,748            351,767
                                                                                        -----------        -----------

Effect of exchange rate changes on cash                                                         346                  3
                                                                                        -----------        -----------

Net increase (decrease) in cash                                                             (44,503)            47,551
                                                                                        -----------        -----------

Cash at beginning of period                                                                  89,101             16,082
                                                                                        -----------        -----------

Cash at end of period                                                                        44,598             63,633
Marketable securities at end of period                                                       34,665             28,567
                                                                                        -----------        -----------

Cash and marketable securities at end of
        period                                                                          $    79,263        $   92,200
                                                                                        ===========        ===========

 The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



a)        Receivables and net investment in sales-type leases


          Accounts receivable are stated net of the following at March 31, 1994 and June 30, 1993 (in thousands):

                                                                            March 31         June 30
                                                                            --------         -------

          Allowance for doubtful accounts                                   $ 10,590        $ 4,694

          Receivables under deferred terms, the majority of which mature within one year, and installment contract obligations, are stated net of the following at March 31, 1994 and June 30, 1993 (in thousands):

                                                                            March 31        June 30
                                                                            --------        -------
          Allowance for doubtful accounts                                   $  3,064        $  6,908
          Unearned interest and maintenance                                 $ 18,829        $ 17,239

          Net investment in sales-type leases are stated net of the following at March 31, 1994 and June 30, 1993 (in thousands):

                                                                            March 31        June 30
                                                                            --------        --------
          Allowance for doubtful accounts                                   $  3,327        $  1,943
          Unearned interest and maintenance                                 $ 30,394        $ 25,975

          The Company had accrued loss contingencies at March 31, 1994 and June 30, 1993 of $1.6 million and $1.4 million, respectively, related to approximately $189.5 million and $125.9 million, respectively, of receivables and leases sold to third party financing institutions which are outstanding and subject to full or partial repurchase should certain events (primarily related to customer non-payment) occur. At March 31, 1994 and June 30, 1993, accounts receivable assigned to a third party financing institution on a non-recourse basis was $47 million and $24.5 million, respectively, of which the financing institution had advanced $47 million and $20 million, respectively, to the Company (bearing interest at floating rates), resulting in $4.5 million due from the financing institution at June 30, 1993 which is included in "Accounts receivable, net". The Company received net proceeds of $221.4 million and $49.9 million upon the sale and assignment of receivables and leases in the nine months ended March 31, 1994 and 1993, respectively.

b)        Inventories

          Inventories at March 31, 1994 and June 30, 1993 consisted of parts inventory of $31.1 million and $18.5 million, work-in-process of $17.7 million and $5.1 million and inventory available for sale or lease of $97.9 million and $79.2 million; and are net of allowance for inventory losses of $9.4 million and $8.6 million, respectively.

c)        Debt

          Debt at March 31, 1994 and June 30, 1993 is summarized as follows (in thousands):


                                          March 31     June 30
                                          --------    --------
    Senior Notes                          $135,000    $135,000
    Unsecured revolving credit notes
     payable                                49,129      41,332
    Acquisition indebtedness                 2,913      11,136
    Capital lease obligations and other,
     net                                     6,507       6,756
                                          --------    --------

                                          $193,549    $194,224
                                          ========    ========

    At March 31, 1994, the Company had approximately $89.2 million of unused credit under all of its line of credit arrangements.

    Interest expense for the nine months ended March 31, 1994 and 1993 was $18.3 million and $12.6 million, respectively.

d)  Income taxes

    In the three-month period ended September 30, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FASB 109). As permitted by FASB 109, the Company has elected not to restate the financial statements of any prior periods. The cumulative effect of the change was not material and therefore no adjustment was separately reported in the Consolidated Condensed Statement of Income for the nine months ended March 31, 1994. However, the adoption of FASB 109 required certain of the Company's tax balances at July 1, 1993 (the effective date of the change) to be reclassified. Deferred income tax balances which were not attributable to the same tax jurisdiction were no longer presented on a net basis at July 1, 1993. Related deferred tax assets at July 1, 1993 (the effective date of the change) aggregating approximately $20 million resulted primarily from reserves and liabilities not currently deductible (approximately $7 million), accelerated income recognition on leased equipment (approximately $5 million) and intercompany inventory profit elimination not currently taxable (approximately $4 million). Additionally, approximately $10 million of remaining deferred tax assets at July 1, 1993 resulted from the application of FASB 109 to the accounting for the valuation of assets acquired (approximately $6 million related to inventories) and liabilities assumed (approximately $4 million related to accrued liabilities) in prior years' business combinations.

    The provisions for income taxes were computed using an estimated annual effective tax rate based on a United States statutory rate of 35% and 34%, respectively, adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired and foreign tax rate differentials.

e)  Acquisitions

    The Company's unaudited pro forma consolidated condensed statement of income for the nine months ended March 31, 1993, assuming the acquisitions of Automated Loss Prevention Systems (July 29, 1992) and Security Tag Systems, Inc. (June 1993) were effected at July 1, 1992, is summarized as follows (in thousands, except per share amounts):

      Total revenues                             $374,531
      Net income                                 $ 35,879
      Primary earnings per share                 $    .61
      Fully diluted earnings per share           $    .56


    This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed and is not necessarily indicative of results for the full year.

f)  Supplemental cash flow information

    Cash paid by the Company for interest and income taxes for the nine months ended March 31, 1994 and 1993 was as follows (in thousands):
    1994 - $17,742 and $6,533; 1993 - $10,229 and $5,884, respectively.

    In connection with certain acquisitions, the market value of the assets acquired for the nine months ended March 31, 1994 and 1993 was as follows (in thousands):

                                                         1994                 1993
                                                     -------------        -----------
      Cash paid (net of cash acquired)               $       8,416        $   301,679
      Liabilities assumed and/or incurred                    7,793             65,331
      Common stock issued                                   20,008              1,869
                                                     -------------        -----------
      Market value of assets acquired                $      36,217        $   368,879
                                                     =============        ===========


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

Financial Condition

The Company's overall financial condition remained strong as reflected in the Consolidated Condensed Balance Sheet at March 31, 1994 compared to June 30, 1993. Cash and marketable securities decreased $38.6 million primarily due to
(a) net capital expenditures ($36.1 million), (b) an increase in revenue equipment and inventory available for lease ($12.1 million) and (c) acquisitions and other investments ($10.4 million); offset in part by (a) net cash provided by operations ($14.8 million) and (b) proceeds from issuances of Common Stock ($13.1 million). Total stockholders' equity at March 31, 1994 increased $79.2 million over the June 30, 1993 balance to $569 million (of which approximately $15 million resulted from the issuance of Common Stock for the September 1993 acquisition of Robot Research Inc. (Robot), a U.S. manufacturer of sophisticated closed circuit television (CCTV) equipment), while debt decreased by $745,000 (due to a payment of an acquisition indebtedness partially offset by an increase in short term credit line borrowings by European subsidiaries) to $307.6 million, resulting in a debt-to-equity ratio of .54 to 1 at March 31, 1994 compared to .63 to 1 at June 30, 1993. In April 1994, the Company announced that it will redeem on June 1, 1994 all of its outstanding 7% convertible subordinated debentures. Based on the current market price of the Company's Common Stock, it is anticipated that these debentures will be converted to Common Stock prior to June 1, 1994 which will further lower the Company's debt-to-equity ratio. The shares issuable upon conversion of these debentures are deemed outstanding for purposes of reporting fully diluted earnings per share, and therefore, conversion will not have a dilutive effect on previously reported fully diluted earnings per share.

Total receivables and net investment in sales-type leases increased to $277.8 million at March 31, 1994 from $254.6 million at June 30, 1993 resulting principally from the higher level of business offset in part by net sales and assignments of receivables and sales-type leases to third party financial institutions in the first nine months of fiscal 1994.

The Company has historically had a high level of outstanding receivables as a percentage of revenues. This results in part from the use of its financial strength as a marketing tool in obtaining new business by, for example, offering to customers flexible, deferred payment arrangements (the majority of which mature within one year), or longer term installment sales financing (subject to stated or imputed interest) to facilitate purchases. Additionally, the Company has experienced an historical pattern of delayed payments to the Company by certain of its major retail customers which has extended its receivables aging profile. During fiscal 1993 the Company increased its efforts to reduce receivables by, among other things, (a) implementing an enhanced invoicing and accounts receivable system; (b) employing the use of third party servicing agents to increase the efficiency of its billing and collection practices; (c) expanding the number and use of relationships with third party financing institutions to sell or assign receivables and sales-type leases; and (d) generally increasing its collection efforts. The results of such ongoing efforts have been to reduce the time required to collect receivables and to provide the Company with the flexibility to convert its receivables into cash as needed.

The Company believes its allowance for doubtful accounts is adequate after taking into account the aging of its receivables and net investment in sales-type leases, the payment history of its customers, the Company's security interest position in equipment financed under deferred terms and installment sales contracts (and its ability to re-market such equipment if needed), the prospects of its collection efforts and its relationships with major retail customers. Additionally, with the rapid broadening of the Company's customer base both geographically and to include hard goods retailers, commercial and industrial customers, and manufacturers and vendors providing retailers with "source labeled" merchandise under Sensormatic's Universal Product Protection (UPP(SM)) program, the Company's historical concentration in soft goods retailers is being reduced.

Inventories at March 31, 1994 increased $44 million over June 30, 1993 in order to meet forecasted production and sales levels. Deferred charges and other assets increased $58.3 million primarily as a result of the Company's adoption of FASB 109 in the first quarter of fiscal 1994 (see note d of Notes to Consolidated Condensed Financial Statements).

In February 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock. These securities are intended to be used in connection with acquisitions of other businesses or assets (4.3 million shares remain available at March 31, 1994).

The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by operating activities, existing cash and marketable securities ($79.3 million at March 31, 1994), its ability to sell sales-type leases to financing institutions under existing agreements ($20.8 million of aggregate unused facilities at March 31, 1994) and assign receivables to a financing institution under an existing program, and funds available from existing worldwide credit lines ($89.2 million at March 31, 1994).

Results of Operations

Three Months and Nine Months Ended March 31, 1994 Compared to Three Months and Nine Months Ended March 31, 1993

Revenues for the three months and nine months ended March 31, 1994 increased 42% and 31%, respectively, over the three months and nine months ended March 31, 1993. The revenue growth resulted principally from increased revenues from the UltraoMax(R) product line primarily for hard goods retail customers and used in the Company's UPP program for source labeling; increased revenues from the Commercial/Industrial Group which markets electronic asset protection
(EAP), CCTV and access control systems to non-retail customers; and revenues generated from the sale of Security Tag products (of which approximately $19.2 million in the nine months ended March 31, 1994 is a result of the acquisition and consolidation of Security Tag Systems, Inc. effective June 1993); (see Note e of Notes to Consolidated Condensed Financial Statements); offset in part by the effect on the international subsidiaries' local currency revenues when translated into U.S. dollars for financial statement purposes caused by the stronger average U.S. dollar (relative to the international subsidiaries' local currencies, in the aggregate) throughout the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993 (approximately $22.4 million).

Revenues from retail customers for the electronic article surveillance (EAS) product lines increased 25% to $97.7 million in the third quarter of fiscal 1994 and 23% to $298 million in the first nine months of fiscal 1994 compared to $78.2 million and $242.7 million, respectively, in the comparable periods of fiscal 1993. These increases resulted principally from growth of over 50% in the third quarter and in the first nine months of fiscal 1994 (compared to last year) in revenues from the UltraoMax product line and the addition of revenue from the Security Tag product lines; offset in part by a 33% and a 16% decline in revenues in the third quarter and in the first nine months of fiscal 1994, respectively, (compared to last year) from U.S. soft goods retailers for the traditional microwave product line, and the translation effect caused by the strengthening of the U.S. dollar. Revenues from the Commercial/Industrial Group increased 135% to $21.2 million and 90% to $50.6 million (including installation revenues) in the third quarter and the first nine months of fiscal 1994, respectively, compared to fiscal 1993 due primarily to improved sales of CCTV products to non-retail customers and the acquisition of Robot in September 1993 ($5.3 million and $11.2 million, respectively).

Operating income in the three and nine months ended March 31, 1994 improved 59% and 63%, respectively, over last year's comparable periods primarily due to the higher level of business and improved gross margins. Gross margins for the third quarter and first nine months of fiscal 1994 increased to 54% and 55% compared with 53% and 51%, respectively, for last year's comparable periods, primarily from increased manufacturing efficiencies resulting from increased production volumes and long-term programs aimed at reducing manufacturing costs and the inclusion of the manufacturer's gross margin (as a result of the acquisition of Security Tag) on the Security Tag product line.

Total selling and customer service, administrative, and research, development and engineering expenses, as a percentage of total revenues, decreased to 42% and 41% for the third quarter and first nine months of fiscal 1994, respectively, compared to 43% and 42% for the comparable periods of fiscal 1993. The aggregate amount of these expenses increased by 28% in the current year's first nine months over last year's comparable period primarily as a result of the higher level of business in fiscal 1994 offset in part by the translation effect on the international subsidiaries' local currency operating expenses caused by the stronger average U.S. dollar (relative to the international subsidiaries' local currencies, in the aggregate) throughout the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993 (approximately $9.2 million).

Total net other non-operating expenses in the third quarter and the first nine months of fiscal 1994 were $3.2 million and $9.1 million, respectively, compared to $44,000 of net other non-operating expenses and $1.7 million of net other non-operating income for the comparable periods of fiscal 1993, principally due to an increase in interest expense resulting from the higher levels of borrowings throughout the first nine months of fiscal 1994 (primarily resulting from the acquisition of Automated Loss Prevention Systems (ALPS) and increased net short-term bank borrowings by the Company's European subsidiaries) and a decrease in interest income due primarily to a decline in both interest rates and the aggregate amount of longer term receivables and sales-type leases (which earn interest income) outstanding throughout the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993.

The provision for income taxes for the first nine months of fiscal 1994 is based on an estimated effective annual consolidated tax rate of 25% (the same tax rate reported on the Company's income from continuing operations for the full 1993 fiscal year). The adoption of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" did not have a material effect on the Company's results of operations (see Note d of Notes to Consolidated Condensed Financial Statements).

Consolidated net income for the third quarter and first nine months of fiscal 1994 increased $4.5 million and $13.7 million, respectively, when compared to the prior year's comparable period due primarily to the factors discussed above.

PART II.          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 a)  Exhibits

                     11)  Computation of earnings per common share.

                 b)  Reports on Form 8-K:

                     There were no reports on Form 8-K filed during the three-month period ended March 31, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                 SENSORMATIC ELECTRONICS CORPORATION



                                 By   /S/ Michael E. Pardue
                                      -----------------------------------
                                      Michael E. Pardue
                                      Executive Vice President,
                                      Chief Operating Officer, Chief
                                      Financial Officer and Director





                                      /S/ Lawrence J. Simmons
                                      -----------------------------------
                                      Lawrence J. Simmons
                                      Vice President of Finance and Chief
                                      Accounting Officer




                                 Date: May 10, 1994