Form 10-K
period 1994-06-30
SENSORMATIC ELECTRONICS CORP
filed 1994-09-19
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

                  (X) ANNUAL REPORT      ( ) TRANSITION REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission File
  June 30, 1994                                                    Number 0-3953

                      SENSORMATIC ELECTRONICS CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                        34-1024665
- - -----------------------------------             --------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                Number)

       500 N.W. 12th Avenue
     Deerfield Beach, Florida                                 33442
- - -----------------------------------             --------------------------------
(Address of principal executive                             (Zip Code)
offices)

Registrant's telephone number:  (305) 420-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
             Title of each class                          on which registered
- - -----------------------------------------             --------------------------

 Common Stock (Par Value $.01 Per Share)                New York Stock Exchange
- - -----------------------------------------             --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- - --------------------------------------------------------------------------------

                                (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                  -----    -----

The aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates of the Registrant as of September 2, 1994 was $2,424,612,759 based on the sales prices of such Common Stock on such date as reported by the New York Stock Exchange.

The Registrant had outstanding 68,540,290 shares of Common Stock (par value $.01 per share) as of September 2, 1994.

Documents incorporated by reference:

     Definitive proxy statement for the Company's 1994 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I

ITEM 1.   BUSINESS

Sensormatic Electronics Corporation (the "Company") is a fully integrated supplier of electronic security systems to retail and non-retail markets worldwide. The Company designs, manufactures, markets and services electronic article surveillance ("EAS") and electronic asset protection ("EAP") systems (including the reusable tags and disposable labels used with such systems), closed circuit television ("CCTV") systems (including microprocessor-controlled CCTV systems and exception monitoring systems) and access control systems. These loss prevention systems are principally used to deter shoplifting, or internal or other theft, in a wide variety of soft and hard goods retail stores and non- retail environments such as commercial and industrial facilities, as well as for other security applications. The Company's multiple product lines, which have been developed for specific targeted loss prevention applications, make use of the broad base of technology it has developed or acquired.

The Company operates in a single business segment. Certain information about the Company's operations by geographic area is contained in the table under Summary of Revenues below and in Note 10 of Notes to Consolidated Financial Statements under Item 14 of this report.

As used in this report, the terms "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

INDUSTRY BACKGROUND

Retail and non-retail businesses utilize loss prevention products to improve profitability. In retail environments, use of EAS products has increasingly become a standard operating practice as such products have been proven for over twenty years to be a cost effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs. Shrinkage in retail stores will vary depending on a number of factors, but will normally range from 1% to 5% of sales. An effective EAS program can reduce the loss from shrinkage by over 50%, and at the same time increase the productivity of the retailers employees by reducing their efforts aimed at detecting shoplifting. In addition, EAS products can increase the retailers' sales volume by allowing retailers to display their merchandise, which was previously displayed in locked cases, behind sales counters or protected with cables and chains, in a more attractive, open manner.

EAS products were first used by retailers to protect soft goods (apparel merchandise.) Due to advances in technology applications in recent years, hard goods merchandise (which is generally packaged merchandise) can also be economically and effectively protected by EAS products. Hard goods retailers such as supermarkets, hypermarkets and home improvement centers, as well as drug, mass merchandise, optical, music, hardware, book and video stores, have increasingly become users of EAS products.

Several of the newer applications of the technologies used by hard goods retailers can also be used by non-retail businesses to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files, and portable laboratory equipment and tools from loss by unauthorized removal. Other specialized applications include the protection of newborn infants in hospitals and patients in nursing homes and other-long-term care facilities.

Retail and non-retail businesses also make extensive use of CCTV products to enhance security. The Company has developed or acquired a broad range of CCTV products for use in retail and commercial and industrial applications. Non-retail businesses in particular are increasingly receptive to the Company's ability to design, supply, install and service systems integrating the combination of EAP and CCTV products as well as access control products, another product line offered by the Company to enhance security.

COMPANY DEVELOPMENT AND GENERAL STRATEGIES

The Company's initial EAS systems were designed for use by department and specialty store retailers to protect soft goods merchandise. As a result of its sales and marketing expertise and the technological advantages of its products, the Company gained and has maintained the position of world leader in supplying EAS products for soft goods retailers.

For nearly the past decade the Company has implemented a strategy of product, customer and geographic market diversification to substantially increase its growth potential. Through the combination of substantial increases in research, development and engineering activities and selected strategic acquisitions, the Company now offers, to both retailers and non-retail users, a broad array of products based on a number of distinct EAS technologies, as well as CCTV, exception monitoring and access control systems.

The Company's newer EAS product lines have been developed and targeted for specific hard goods retail applications and the Company has become the leading supplier of EAS products to hard goods retailers. Hard goods retailers are estimated to be a substantially larger potential user group than soft goods retailers and have only begun to significantly use EAS products during the last few years. Further, hard goods retailers primarily use EAS disposable labels which are affixed to merchandise. Use of the hard goods EAS systems creates a continuing need on the part of retailers for additional disposable labels to be affixed to new merchandise, resulting in a major source of recurring revenues for the Company.

CCTV products are used to protect against inventory shrinkage and other losses due to internal or employee theft in retail businesses, and are also used for the protection and monitoring of personnel and assets in office and manufacturing complexes, warehouses, gaming establishments (e.g., casinos) and numerous other non-retail facilities. Additionally, the CamEra division in the United Kingdom (acquired in connection with the acquisition of ALPS in July 1992, discussed below) markets packaged, lower cost CCTV systems for retail and commercial businesses. In fiscal 1994, the Company began to market such CamEra systems in France and the

United States. Revenues generated from all of the Company's CCTV product lines were approximately $174 million, $97 million and $43 million in fiscal 1994, 1993 and 1992, respectively.

The Company has greatly expanded its efforts in recent years to market CCTV and access control products to commercial, industrial and other non-retail customer groups. This strategy is evidenced both by the expansion of the Company's direct sales force and selected niche acquisitions including in fiscal 1994 the acquisitions of Advanced Entry Systems, Inc. ("Advanced Entry") and Security Specialists of San Francisco, Inc. ("Security Specialists"), two U.S. regional electronic security systems integrators experienced in designing, supplying, installing and servicing systems which meet the security needs of a variety of non-retail customers.

The growth of revenue from commercial, industrial and other non-retail customers results from the strategy of broadening the Company s customer base by adding new proprietary CCTV and access control products and the establishment of new distribution channels. This strategy is demonstrated by the Company's extensive internal product research, development and engineering activities and the acquisitions of Robot Research Inc. ("Robot Research") and American Dynamics, CCTV systems manufacturers, and Software House, Inc. ("Software House") and Continental Instruments Corporation ("Continental"), access control developers.

The Company is diversifying the geographic areas in which it markets its products by expanding into new geographic areas and increasing its presence in existing areas. The Company has greatly expanded its direct sales and service ("customer engineering") efforts in North America, Europe, and certain Asia Pacific and Latin America countries in recent years through the acquisitions of the ALPS' distribution organization based in the U.K. (discussed further below) and the Company's distributors in the Scandinavian countries, Mexico and Puerto Rico (including the Caribbean Basin). Additionally, in August 1994 the Company announced it had reached an agreement to merge Knogo Corporation's (Knogo) business interests and rights to products outside of the U.S. and Canada (reporting revenues of $71 million for the fiscal year ended February 28, 1994) into the Company in exchange for the Company's Common Stock valued at approximately $100 million. Knogo is a U.S. -based company engaged primarily in the business of manufacturing (primarily in Puerto Rico), marketing and servicing EAS systems, and marketing and servicing CCTV systems. The agreement is subject to certain conditions, including approval of Knogo's shareholders and expiration of regulatory waiting periods. The agreement also has provisions for break-up fees, under certain conditions, payable to either party should the transaction fail to close.

The Company's international strategy also involves the use of distribution agreements with independent parties, with Sensormatic maintaining a 51% ownership control. Currently the Company utilizes this concept in Brazil, Peru and Turkey and plans to expand it to China and certain countries in the Middle East, Latin America, Africa and eastern Europe.

ALPS - In July 1992, the Company acquired from Automated Security (Holdings) PLC ("ASH"; together with its subsidiaries, the "ASH Group") the ASH Group's European EAS, CCTV and exception monitoring loss prevention systems division ("ALPS"). With the acquisition of ALPS, previously a large European distributor of EAS and CCTV products, the Company can offer an expanded base of European customers a full range of EAS technologies well suited to virtually any retail application, together with a broad range of CCTV, exception monitoring and access control products, backed by the combined sales and service organizations of Sensormatic and ALPS.

In connection with the acquisition of ALPS, the Company acquired the ASH Group's interest of approximately 30% in Security Tag Systems, Inc. ("Security Tag"), a U.S.-based manufacturer of loss prevention products. Prior to June 1993, the Company distributed Security Tag's products outside North and South America under an exclusive distribution agreement between the Company and Security Tag. In June 1993, the Company acquired the remaining interest in Security Tag (approximately 70%).

Another principal strategy of the Company is to expand its base of recurring revenues. Recurring revenues are generated by sales of disposable labels to the hard goods retailers, maintenance agreements entered into in connection with the sale or lease of systems and rental revenues from operating leases, a particular focus of the marketing efforts of certain of its European and Asia/Pacific subsidiaries. Total recurring revenues were approximately $120 million, $106 million and $69 million in fiscal 1994, 1993 and 1992, respectively.

The Company took a major step forward in its efforts to increase future recurring label revenues through its Universal Product Protection (UPP(SM)) program where EAS labels (or tags) are incorporated into or affixed to the merchandise to be protected during the process of manufacturing, packaging or distribution rather than at the retail store (also referred to as source labeling or source tagging).

In fiscal 1994, a prominent homecenter retailer became the first major retailer to embrace the concept of source tagging on a chainwide basis. It is expected that by late 1994 approximately 70 manufacturers worldwide will apply the Company's Ultra - Max(R) labels to merchandise delivered to the this retailer's stores in the U.S. Additionally, in fiscal 1994, other top retailers from the homecenter and discount industries met with their manufacturers to outline a framework for source labeling.

In June 1994, the Company and Paxar Corporation ("Paxar"), a manufacturer of fabric labels and tags for apparel and other retail markets, introduced the initial prototypes of a combination clothing label and an EAS anti-theft label. The Company intends to use its strategic alliance with Paxar to introduce source labeling to the soft goods industry.

In March 1993, the National Association of Recording Merchandisers (NARM) recommended the Company's acousto-magnetic Ultra - Max product line as the industry standard for use in source labeling of pre-recorded music. The Company committed to NARM that it would cross-license its acousto-magnetic technology to other companies supplying the music industry. In November 1993, the six major music manufacturers objected to implementing EAS source labeling of pre-recorded music using the Company's acousto-magnetic technology principally on the grounds of test results obtained by the manufacturers which they claimed showed some degradation of the sound quality of certain audio cassette tapes from the magnetic deactivation devices. Compact discs, which are the most susceptible to shrinkage of the pre-recorded music formats carried by music retailers, have not been subject to any controversy over alleged degradation in sound quality. The manufacturers also expressed concerns relating to possible problems with label placement and automated manufacturing processes.

NARM, together with an independent test laboratory engaged by them and two others engaged by the Company, evaluated the manufacturers' test reports and raised a number of issues about the testing methodology and performance criteria used and the conclusions reached. NARM requested that the manufacturers re-evaluate their test results and perform new tests as required, and reconsider their conclusions, using better defined criteria and standard test procedures.

In January 1994, all but one of the manufacturers rejected NARM's request.
NARM expressed disappointment with the manufacturers' lack of cooperation, and continued to evaluate the viability of source labeling for music retailers. After further consideration, NARM reconfirmed its recommendation of Ultra - Max in June 1994 for use with, among other things, compact discs and certain types of audio-tapes. While it is unclear whether NARM and the music manufacturers will reach agreement in the near future, music retailers are continuing to expand their use of the Company's acousto-magnetic Ultra - Max products. Sales to U.S. music retailers accounted for approximately 2% of Sensormatic's total fiscal 1994 consolidated revenues.

Principal Products and Users

Electronic Article Surveillance Products for Retail Use

The Company's EAS systems consist of electronic detection units, housed in pedestals or overhead units or concealed in the walls, ceilings or floors, and placed at exits of stores or departments within stores or at checkout aisles. These units are used in conjunction with specially designed and sensitized reusable tags and disposable labels, which are affixed to the merchandise to be protected. After the protected merchandise has been purchased, its tag or label is then removed or deactivated by a sales person using a specially designed detacher or deactivator, enabling the merchandise to be taken through the controlled zone without incident. Alternatively, if the label is not to be deactivated, the merchandise is passed around the controlled zone by the sales person. However, if the protected merchandise passes through a controlled zone with the tag or label still affixed and active, the tag or label will be identified by the electronic detectors, causing an alarm to sound, a light to activate and/or other suitable control devices to be set into operation.

Soft Goods Retailers - The Company's traditional EAS system, based on high radio frequency technology, is marketed for use primarily by soft goods department, specialty and other retail stores, for the protection of clothing and other soft goods merchandise. Various models of reusable soft or hard plastic tags are available for use with these traditional EAS systems. Introduced in 1973, the Company's Alligator(R) tag became the most widely recognized hard plastic reusable tag. Introduced in the mid-1980's, the smaller, lighter MicroGator(R) tag has surpassed the Alligator tag as the industry standard. In June 1994 the Company introduced Super Tag(TM), which has a patented rotary clamp intended to make unauthorized removal more difficult than conventional tags. The Security Tag EAS systems for use primarily by smaller soft goods retailers and based on a low radio frequency technology, consist of antennae which transmit a scanning signal, a reusable tag containing an active frequency divider which is tuned to receive the scanning signal and to transmit a presence signal at a designated frequency, and a control unit which activates an alarm when a presence signal is detected.

The Company's Sensor - Ink(R) and Inktag(R) products are designed to be used separately or in conjunction with the Company's existing reusable tags to provide an incremental level of security for soft goods retailers.
Unauthorized removal of tags affixed to merchandise with Sensor - Ink and Inktag causes vials of ink inside the unit to break and stain the would-be shoplifter and merchandise, identifying the shoplifter as well as rendering the merchandise unfit for use.

The Company also markets to soft goods retailers its TellTag(R) product line providing the highest level of EAS protection for high value apparel merchandise. The TellTag product line is comprised of electronic detectors and reusable "intelligent" tags which contain an internal alarm. This alarm is activated when unauthorized removal of the tag from the garment is attempted and is effective in providing protection against unauthorized removal of EAS tags in fitting rooms.

Hard Goods Retailers - The sale of new EAS products to hard goods retailers has been a prime factor in the growth of the Company in the last several years. These retailers include supermarkets, hypermarkets and home improvement centers, as well as drug, mass merchandise, optical, hardware, book, music and video stores. The Company's success in supplying products to these retailers is attributable to its broad array of new products, each designed and marketed to meet the particular needs of a specific application.

The Company believes that the revenues and earnings potential of supplying products to hard goods retailers is significantly greater than supplying products to soft goods retailers. Unlike apparel merchandise which is protected with reusable plastic tags, hard goods merchandise is protected with self-adhesive stick-on labels which leave the store with the merchandise. Use of these hard goods EAS systems creates a continuing need on the part of the retailers for additional disposable labels to be affixed to new merchandise, resulting in a major source of recurring revenues to the Company.

Following is a brief description of the Company's hard goods EAS product lines:

The Ultra - Max product line, which utilizes a proprietary acousto-magnetic technology, is marketed primarily to music stores, drugstores, home improvement centers, mass merchandise stores and specialty hard goods retailers. Hard goods retailers use the Ultra - Max product line in conjunction with the Rattler(R) label. Additionally, soft goods retailers are using Ultra - Max with Ultra - Gator(R) products. Its success with retailers is attributable to its unique features, which include freedom from false alarms, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags and ease of deactivation. The system's sophisticated electronic capability can distinguish and filter out items which can cause false alarms, a problem which may be encountered by retailers using competitive products. Ultra - Max disposable labels are deactivated by sales clerks upon checkout. The Ultra - Max product line includes a variety of label deactivation devices, including the Speed Station(R) deactivator, which doubles as a bagging station, allowing merchandise to be conveniently bagged and, upon completion of bagging, permitting all labels affixed to the bagged merchandise to be simultaneously deactivated. This allows the customer to utilize an EAS system without slowing down the checkout process to deactivate individual items.

The AisleKeeper(R) product line, which uses a proprietary magnetostrictive technology, was developed specifically for use in supermarkets and hypermarkets. These businesses generally contain the retail industry's harshest environment for EAS systems, as the checkout aisle area where systems are usually placed can be in close proximity to bar code scanners, point of sale terminals, conveyor belts and metal counters, all of which may adversely impact the effectiveness of the electronics in many EAS systems. Further, the systems are subjected to physical damage caused by shopping carts passing through the aisles and harsh chemical cleaning solutions. The AisleKeeper system, which consists of two transceiver pedestals (containing transmitting and reception coils, a shield and alarm circuits) that are covered with durable plastic to resist staining and physical damage, and has rubber bumpers on the edges and a wear bumper along the pedestal face, successfully addresses these environmental problems. The AisleKeeper label is a thin micromagnetic wire encapsulated in transparent tape attached to protected merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by means of a deactivation pad which fits in the conveyor belt.

The Standard and Enhanced Magnetic product lines, utilizing an electromagnetic technology, are used extensively in video rental, book retail and library applications. In use, video cassettes or books with labels affixed are passed around the EAS system by the salesperson at the point of sale.

The System One(R) product line, using a low radio frequency technology, is comprised of electronic detectors, hard reusable tags or soft disposable self-adhesive labels for use with hard goods merchandise (and in certain environments, with soft goods merchandise) and is marketed to smaller independent retailers. Bar coded price information, promotional and merchandising details can be printed on the label.

SUMMARY - The Company has the broadest and most flexible line of EAS systems, tags, labels and accessories, such as applicators and deactivators, for use by soft and hard goods retailers. To date, the Company has sold or leased worldwide approximately 223,000 EAS systems and approximately 911 million reusable tags, and sold approximately 1.5 billion, 1.1 billion and 750 million disposable labels in fiscal 1994, 1993 and 1992, respectively. Revenues generated by the marketing of EAS product lines to retailers in fiscal 1994, 1993 and 1992 were $406 million, $330 million and $220 million, respectively.

CCTV and Exception Monitoring Systems for Retail Use

The Company's SensorVision(R) systems, which are microprocessor-based CCTV systems, are used to protect against inventory shrinkage and other losses due to internal or employee theft in retail businesses, and are also used in commercial, industrial and other non-retail environments (see Non-Retail Users below). The SensorVision systems, including the highly acclaimed SpeedDome(R), consist of special ceiling domes, which conceal small, high resolution, high speed cameras, and monitoring and control consoles specially designed for the programming, identification and recording of monitored activities or areas. The SensorVision systems can be programmed to monitor merchandise and cash handling at point- of-sale stations in retail environments (as well as warehouse, shipping and other activities in retail and non-retail environments) in an "unattended mode". The systems can also be interfaced with cash registers to monitor and electronically record predetermined "exception" transactions (such as cash or credit card sales over specified dollar amounts, customer sales credits, and purchases by pre-identified employees) by utilizing the Company's Point of Sale Exception Monitoring (POS/EM(R)) products; such exception monitoring applications include supermarkets and hypermarkets, as well as other retail environments where cash registers are used. Additionally, the SensorVision systems are often used in conjunction with EAS systems to produce a more effective and comprehensive overall loss prevention program.

To date, the Company has sold or leased approximately 63,000 CCTV domes, principally to retailers in the United States. Revenues generated by the marketing of all CCTV product lines to retailers (including exception monitoring systems, but excluding CamEra(TM) systems (see Non-Retail Users below)) in fiscal 1994, 1993 and 1992 were $73 million, $41 million and $25 million, respectively.

Non-Retail Users

The Company's products and technologies are also being used in non-retail environments. The Company's U.S.-based Commercial/Industrial Group markets EAP systems, SensorVision and other CCTV systems and access control systems to U.S. commercial, industrial and other non-retail customers. These Sensormatic products are marketed primarily for the protection, monitoring and control of people and assets in large-scale office and manufacturing complexes, warehouses, hospitals and nursing homes, nurseries, transportation centers, colleges and universities, casinos, nuclear power plants and numerous other non-retail facilities. Assets which are protected or controlled by the Company's EAP products include limited access files, computer magnetic tapes and disks, portable computers, facsimile and copy machines and other portable office equipment, hospital portable equipment, garments and supplies, and many other valuable items. Non-retail businesses are increasingly receptive to systems integrating combinations of these various products, furnished and serviced by a single supplier. In order to improve its system integration capabilities and expand its direct sales to non-retail businesses, the Company acquired Advanced Entry and Security Specialists during fiscal 1994 and intends to acquire several similar U.S. regional systems integrators in the next few years.

The Company is committed to broadening its electronic security product lines for non-retail users by adding new proprietary products and distribution methods. This commitment is evidenced by its extensive internal product research, development and engineering activities as well as the acquisitions of American Dynamics, Continental, Robot Research, Advanced Entry, Security Specialists and Software House.

American Dynamics, a leading U.S. manufacturer of CCTV components, was acquired in February 1991. It markets its products principally to non- retail users through a network of manufacturer's representatives in the United States and
through selected distributors in Europe.   Such products include large
switching systems capable of controlling hundreds of cameras from a central location, sophisticated video motion detectors, and quad splitters which allow the display of images from up to four cameras on a single monitor.

Robot Research, a U.S. based manufacturer and marketer of sophisticated CCTV display and Transmission Systems, was acquired in September 1993. It is a leader in the design, manufacture and sale of digital video signal processing equipment and has gained worldwide recognition in the field of security, productivity management and other visual communication applications. Robot Research markets its products by a network of manufacturer representatives who sell to dealers and distributors worldwide. The Company also utilizes Robot Research's and America Dynamics' products in the design and configuration of large, sophisticated CCTV systems which it markets through the Commercial/Industrial Group in the U.S. and specialized international sales efforts.

Continental, a supplier of proprietary electronic access control systems, was acquired in July 1989. Its electronic access control product line is marketed to small and medium sized industrial businesses and is distributed through a network of dealers in the United States and Europe. Sensormatic, using one of the Continental products as a technology platform, has developed a sophisticated access control system for sale to large commercial and industrial businesses having multiple locations and thousands of employees which it markets through the Commercial/Industrial Group in the U.S. and specialized international sales efforts.

Software House, a leading U.S. designer and marketer of mid-range to high-end access control products, was acquired in July 1994. It designs, develops, markets and services midrange to high-end access control systems for use in office buildings, airports and universities. Software House markets its products through distributors and system integrators. The Company intends to utilize Software House's products in the design and configuration of large, sophisticated access control systems which it will market through the Commercial/Industrial Group in the U.S. and specialized international sales efforts.

Advanced Entry and Security Specialists, two U.S. regional electronic Security system integrators, were acquired in fiscal 1994. These companies specialize in integrating products from a variety of manufacturers to meet the particular security needs of a customer. Advanced Entry and Security Specialists sell, install and service such integrated systems and integrate the application of these products at the customer's facility. These companies have been fully integrated into the direct sales and service organization of the Commercial/Industrial Group.

Revenues generated from the sale of CCTV, EAP and access control systems (including installation revenues) by the Commercial/Industrial Group in the U.S. and specialized international sales efforts in fiscal 1994, 1993 and 1992 were $120 million, $65 million and $28 million, respectively, (including CamEra(TM) systems to non-retail users, discussed below).

The Company's CamEra systems (acquired in connection with the acquisition of ALPS) consist principally of packaged, low cost CCTV systems, primarily for use by smaller retail and commercial businesses. A typical CamEra system consists of one or two stationary cameras, a monitor and a video cassette recorder, and may be interfaced with the Company's exception monitoring products which are similar in nature to the POS/EM product. In fiscal 1994, the Company began to market these systems in France and the United States. To date, 29,000 CamEra systems have been installed. Revenues generated from the marketing of CamEra systems to retail and non-retail users in fiscal 1994 and 1993, primarily in the United Kingdom, were approximately $48 and $31 million, respectively.

MARKETING AND SALES

General

The Company operates under the name Sensormatic(R) throughout the world.   The
Company markets its products directly throughout North America, Europe and certain Asia/Pacific countries, and through its 51% owned subsidiaries in Brazil, Peru and Turkey. In over 30 other countries, the Company sells its products to distributors for resale or lease principally to retailers. For each of the three fiscal years in the period ended June 30, 1994, no single customer accounted for 10% or more of the Company's consolidated revenues.

Marketing

Sensormatic markets its EAS products primarily to soft goods (apparel merchandise) retailers and hard goods (packaged merchandise) retailers through its worldwide direct sales organization (see Sales and Service Organizations).

Historically, Sensormatic has marketed its traditional EAS products to high end soft goods retailers (for example, large department stores and national chains) throughout the world. Security Tag EAS systems are primarily targeted at smaller, independent soft goods retail customers. Sensormatic's traditional and Security Tag EAS systems, the TellTag product line and the Sensor - Ink tag, Inktag, and related accessories, all used primarily by soft goods retailers, generated approximately 25% of fiscal 1994 consolidated sales and lease revenues.

With the introduction of the MicroLabel(R) product in the late 1980's, however, the traditional EAS system can be used by hard goods retailers. The AisleKeeper and the Standard and Enhanced Magnetic product lines, used primarily by hard goods retailers, generated approximately 14% of fiscal 1994 consolidated sales and lease revenues, while the Ultra - Max product line, used by both soft and hard goods retailers, generated approximately 22% of fiscal 1994 consolidated sales and lease revenues.

The Company's CCTV, EAP and access control systems are marketed by the Commercial/Industrial Group in the U.S. and specialized international sales effort (see Commercial/Industrial Group). The Company's CamEra products are marketed through specialized sales organizations in France, the United Kingdom and the U.S. The Company's CCTV systems are used by both retail customers and non-retail customers (i.e., commercial, industrial and other non-retail customers) and generated approximately 26% of fiscal 1994 consolidated revenues.

Sales Revenues

The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new equipment. Additionally, the Company generates sales revenues by: (i) export sales of new equipment to distributors in foreign countries; (ii) sales to third-party leasing companies of selected operating leases (predominantly newly signed leases) and related equipment by certain of the Company's European subsidiaries; (iii) sales of selected new equipment to dealers, primarily in the United States; and (iv) sales of leased equipment to existing customers converting from lease to purchase.

The Company sells its products on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Both obligations are generally subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales- type leases consist of non-cancelable leases of new equipment with terms of 60 months or greater. The Company believes that the marketing of equipment on flexible terms, including long-term financing, provides it with a competitive advantage.

The Company's sales of selected operating leases to third party financing institutions by certain of its European subsidiaries are generally made on a non-recourse basis, under agreements with such financing institutions providing for: (i) sales from time to time as agreed to by the parties of selected leases (predominantly newly signed leases) entered into by the Company directly with its retail customers, together with the related equipment; and (ii) the remarketing of such equipment on a nonpriority basis upon termination of the original lease. During the term of the lease, the Company recognizes revenues related to its maintenance and service on all equipment sold to the financing institutions (see Rental and Other Revenues).

Rental and Other Revenues

The Company also leases equipment under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Currently, substantially all of the Company's lease revenues are generated by certain of its European subsidiaries. Additionally, the Company generates revenues from the maintenance and servicing of its equipment.

Non-cancelable operating leases in existence at June 30, 1994 provide for minimum future lease revenues aggregating approximately $156 million over the next several years (see Note 1e. of Notes to Consolidated Financial Statements). Additionally, the Company has unearned maintenance fees in the amount of approximately $22 million at June 30, 1994, which will be recognized as revenue in future periods.

Summary of Revenues

The following table summarizes the results of the Company's marketing and sales efforts for each of the five fiscal years in the period ended June 30, 1994 and the month ended June 30, 1992.

                              SUMMARY OF REVENUES
                             (Dollars in millions)

                                                                               YEAR ENDED
                                            -----------------------------------------------------------------------------------
                                            June 30, 1994 (1)               June 30, 1993 (1)                  May 31, 1992 (1)
                                            -----------------               -----------------                  ----------------
Sales (2)
- - ---------

   United States                           $ 290.9         44%               $ 197.6       41%                $ 175.4        57%
   International Subsidiaries                239.7         37                  182.1       37                    65.5        21
   Export to International
       Distributors                           26.8          4                   18.4        4                    11.7         4
                                           -------        ---                -------      ---                 -------       ---
                                             557.4         85                  398.1       82                   252.6        82

Rentals and other (3)
- - ---------------------

   International Subsidiaries'
       Rentals                                44.6          7                   44.3        9                    28.7         9
   United States Installation and
       Maintenance Fees                       30.3          5                   21.4        4                    18.0         6
   International Subsidiaries'
       Installation and
       Maintenance Fees                       21.7          3                   21.7        5                     8.8         3
   Other                                       2.0          -                    1.8        -                     1.8         -
                                           -------        ---                -------      ---                 -------       ---
                                              98.6         15                   89.2       18                    57.3        18
                                           -------        ---                -------      ---                 -------       ---

Total                                        656.0        100%               $ 487.3      100%                $ 309.9       100%
                                           =======        ===                =======      ===                 =======       ===

Total revenues (4)
- - ------------------

   United States                           $ 323.2         49%               $ 220.7      45%                 $ 195.6        63%
   International Subsidiaries                306.0         47                  248.1       51                   102.6        33
   Export Sales to International
       Distributors                           26.8          4                   18.5        4                    11.7         4
                                           -------        ---                -------      ---                 -------       ---

Total                                      $ 656.0        100%               $ 487.3      100%                $ 309.9       100%
                                           =======        ===                =======      ===                 =======       ===

                                                                YEAR ENDED
                                           ---------------------------------------------------
                                              May 31, 1991                     May 31, 1990
                                            -----------------               -----------------
Sales (2)
- - ---------

   United States                           $ 131.4         55%               $ 111.4       58%
   International Subsidiaries                 51.4         21                   36.8       19
   Export to International
       Distributors                            8.9          4                    5.4        3
                                           -------        ---                -------      ---
                                             191.7         80                  153.6       80

Rentals and other (3)
- - ---------------------

   International Subsidiaries'
       Rentals                                26.6         11                   21.2       11
   United States Installation and
       Maintenance Fees                       12.0          5                   10.0        5
   International Subsidiaries'
       Installation and
       Maintenance Fees                        7.3          3                    5.2        3
   Other                                       1.6          1                    1.3        1
                                           -------        ---                -------      ---
                                              47.5         20                   37.7       20
                                           -------        ---                -------      ---

Total                                      $ 239.2        100%               $ 191.3      100%
                                           =======        ===                =======      ===

Total revenues (4)
- - ------------------

   United States                           $ 145.0         61%               $ 122.5       64%
   International Subsidiaries                 85.2         35                   63.2       33
   Export Sales to International
       Distributors                            9.0          4                    5.6        3
                                            ------        ---                -------      ---

Total                                      $ 239.2        100%               $ 191.3      100%
                                           =======        ===                =======      ===

(1)    For additional information relating to revenues, see "Revenues" under
       Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Total sales for the month ended June 30, 1992 were $15.2 consisting of $5.4 United States (26%); $8.5 international subsidiaries (41%); and $1.2 export to international distributors (6%).
(3) Total rentals and other for the month ended June 30, 1992 were $5.8 consisting of $3.4 international subsidiaries' rentals (16%); $1.2 United States installation and maintenance fees (6%); $1.0 international subsidiaries' installation and maintenance fees (5%); and $0.1 other.
(4) Total revenues for the month ended June 30, 1992 were $21.0 consisting of $6.8 United States (32%); $13.0 international subsidiaries (62%); and $1.2 export sales to international distributors (6%).

Sales and Service Organizations

The Company, at June 30, 1994, employed worldwide a total of over 2,300 sales and customer engineering personnel to market and service its products throughout North America, Europe and certain Asia/Pacific countries (see International Operations). At June 30, 1994, the Company's products were also marketed and serviced elsewhere in the world by over 325 sales and customer engineering personnel employed by international distributors (see International Operations). Sales and service personnel for the Company's products are presently directed from offices located throughout the United States and in more than 54 countries. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

Over the past several years, the Company has restructured its sales force to establish specialized sales groups to market its products to particular types of users. For example, in the United States, specialized sales groups have been created to increase penetration of the supermarket industry and to focus on non-retail users (see Commercial/Industrial Group discussion). In Europe, such sales specialization has been concentrated, to date, on self-service stores and hypermarkets, and certain CCTV and exception monitoring systems primarily for smaller retail and commercial businesses. In fiscal 1994, the Company began to develop a specialized sales effort and identify specific dealers aimed at marketing its products to the commercial, industrial and non-retail customers in Europe and certain other parts of the world. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to the targeted user groups.

Commercial/Industrial ("CI") Group

The Company's new product development and marketing efforts directed to commercial, industrial and other non-retail users are a further outgrowth of the Company's strategic plan. The Company's CI Group includes a U.S. direct sales effort (including the sales efforts of the recently acquired Advanced Entry and Security Specialists) aimed at large multi-location businesses, and manages the marketing and sales activities of Continental, American Dynamics, Robot Research and Software House. The CI Group markets on a direct basis and through dealers and manufacturer representatives. The CI Group offers EAP systems, SensorVision and other CCTV systems, and access control systems to various customers, including a number of the largest companies in the United States. In March 1994, the Company became a Sponsor and the Official Electronic Security Supplier of the 1996 Olympic Games in Atlanta. The Company's involvement in the Olympics will heighten its visibility and recognition in the commercial and industrial marketplace.

International Operations

The Company presently sells, leases and services its products through wholly-owned subsidiaries operating in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Hungary, Italy, Mexico, The Netherlands, New Zealand, Norway,

Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom. The Company's products are also marketed and serviced through exclusive distributors in Argentina, Chile, Columbia, Indonesia, Japan, Saudi Arabia, South Africa, Taiwan, Venezuela and a number of other countries. The Company also markets EAS and CCTV products in Brazil, Peru and Turkey through its 51% owned subsidiaries. Sales and service personnel for the Company's products are now based in more than 54 countries.

For the fiscal year ended June 30, 1994, approximately 51% of the Company's revenues were derived from all such non-U.S. operations. For the year ended June 30, 1994, revenues of international subsidiaries amounted to $306 million while revenues from international distributors aggregated $27 million (see Summary of Revenues table above). (For additional information regarding the Company's operations by geographic area, see Note 10. of Notes to Consolidated Financial Statements.)

The growth of the Company's European subsidiaries' leasing business has been financed by its expanded use of third party financing institutions, thus enabling the Company to sell operating and sales-type leases to the financing institutions. Additionally, the Company has provided and intends to continue to provide working capital, if required, for all its subsidiaries' sales and service organizations, either from U.S. sources or through the guaranteeing of non-U.S. bank credit lines. The Company has a committed line of credit agreement with a group of financial institutions which provides for aggregate unsecured borrowings of $100 million of which up to $50 million may be borrowed by its international subsidiaries.

The Company's international business is subject to the usual inherent risks of operating internationally, including currency restrictions, currency fluctuations and changes in international laws and regulations. The Company has adopted certain hedging practices intended to minimize the effect of foreign currency fluctuations with respect to certain foreign currency denominated intercompany transactions over which the Company has no control (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Note 1g. of Notes to Consolidated Financial Statements).

SEASONAL ASPECTS OF THE BUSINESS

Although the business of the Company is not necessarily seasonal, it has been the Company's experience, with respect to its retail customers, that new orders
and installations  generally   decrease during  the  December  through February
period. The Company believes this is attributable to the preoccupation of retail store management with the Christmas selling season and year-end inventory analysis during this period. In August 1992, the Board of Directors approved a change in the Company's fiscal year-end from May 31 to June 30, effective in the first quarter of fiscal 1993. The Company believes such change has resulted in quarterly reporting periods which are more closely in line with the seasonal purchasing patterns of the Company's customers.

BACKLOG

As of June 30, 1994 and June 30, 1993, the Company had a backlog of orders for sales of approximately $56 million and $44 million, and had a backlog of orders for operating leases providing for future lease revenues aggregating approximately $16 million and $11 million, respectively.

Backlog includes only firm orders which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

COMPETITION

The loss prevention industry is highly competitive.   There are many
alternatives available to deter theft, in addition to the use of EAS and CCTV systems, including, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market, directly or through distributors, EAS equipment to retail stores, of which Checkpoint Systems, Inc. ("Checkpoint"), Knogo Corporation ("Knogo"), and, Minnesota, Mining and Manufacturing Company ("3M") in the U.S., and Actron (part of ADT - Britannia), Checkpoint, Esselte Meto, Knogo (see Company Development and General Strategies) Nedap B.V. and 3M in Europe, are the Company's principal competitors. With respect to CCTV products, there are numerous companies, including Burle Industries, Inc., Panasonic, Pelco and Vicon Industries, Inc. that market directly or through distributors such equipment to both retail and non-retail customers; however, to the Company's knowledge, there is no single principal competitor marketing CCTV products.

There can be no assurance that other firms with greater financial and other resources may not enter into, or expand their direct competition with the Company. The Company competes in marketing EAS, CCTV, EAP and access control systems principally on the basis of product performance, multiple technologies and service.

PRODUCT RESEARCH, DEVELOPMENT AND ENGINEERING

The Company has significantly increased its research, development, and engineering expenditures during the past decade. The increased in these activities has resulted in the continued broadening of the product lines offered by the Company resulting in the expansion of the applications and customer base for the Company's products. A large portion of the Company's recent growth in revenue can be attributed to the products and technologies resulting from these efforts.

The Company has significantly strengthened its research, development, and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world, and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research and software development skills. Several of the Company's EAS products depend on the use of magnetic materials. Software is a major element in the Company's new product designs and manufacturing processes. At June 30, 1994, the Company employed a staff of 223 on the engineering payroll of which 174 were degreed engineers, including 47 with advanced Masters and Ph.D. degrees.

Another important source of new products and technologies has been the Company's strategic acquisitions of companies and products during the last few years. The Company will continue to make acquisitions of related businesses or products consistent with its overall product and marketing strategies.

In fiscal 1994, 1993 and 1992, the Company spent approximately $20 million, $16 million, and $13 million, respectively, for the engineering support of products currently in production (including certain amounts recorded as product costs), and on research and product development activities (separately aggregating approximately $15 million, $12 million, and $10 million in fiscal 1994, 1993 and 1992, respectively) for the development of new and improved products. A further increase in research and product development and engineering support is expected in fiscal 1995 (to approximately $25 million) as the Company continues to invest in new product development activities.

MANUFACTURING

The Company manufactures most of its products in facilities located in Puerto Rico and Florida and has developed over the years a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing processes to the extent possible and economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to the demands of the market which results in a distinct competitive advantage.

The Company utilizes independent suppliers in procuring various component products and materials required to manufacture its products. Certain of the magnetic material for the Ultra - Max labels and tags is purchased from a single vendor under a supply agreement. The Company also contracts with independent parties for the manufacture of certain products, such as the Aisle Keeper and Standard Magnetic Labels made to the Company's specifications. Additionally, certain OEM equipment and mechanical and component parts, supplies and accessories (such as cables, cameras, VCRs and television monitors related to the SensorVision system), are purchased from independent suppliers. With respect to products developed or acquired in the future, the Company may manufacture such products or, if deemed appropriate, may contract for the manufacture of such products.

Certain of the tags used with the Security Tag EAS systems are manufactured by a Hong Kong based supplier under a manufacturing agreement. Additionally, the CamEra CCTV accessories and components are purchased, under the Company's specifications, from approximately 10-15 large international electronics manufacturers.

The Company has improved, and expects to continue to improve, its production efficiencies through increased automation and improved cost reducing product designs. Such increased automation, particularly to increase capacity and lower production costs of disposable labels, will require additional capital expenditures for new production equipment. In July 1993, the Company moved its 63,000 square foot U.S. manufacturing facility , primarily used in the manufacture of labels, to a newly constructed 120,000 square foot facility in Boca Raton, Florida. The Company is in the process of constructing a 100,000 square foot addition to this facility which is required to meet its current and anticipated label manufacturing needs (principally the Ultra - Max label).

Additionally, in early fiscal 1994, the Company completed the process of consolidating the majority of its 270,000 square foot Puerto Rico manufacturing operations into a 325,000 square foot facility located in Aguadilla, Puerto Rico. Over 70% of the value of EAS and CCTV products sold by the Company is currently produced in Puerto Rico, contributing significantly to the relatively low effective tax rate enjoyed by the Company due to the favorable income tax status of the Puerto Rico operations.

In February 1994 the Company announced plans to begin manufacturing operations in an 80,000 square foot leased facility located in Cork, Ireland. This facility will allow the Company to manufacture certain EAS and CCTV products (including tags and labels) closer to its large European customer base. Additionally, the Company finalized an agreement with the Industrial Development Agency of Ireland with respect to wage and training tax credits and rent subsidies.

WORKING CAPITAL ITEMS

The Company has historically had a high level of receivables outstanding measured as a percentage of revenues. This results in part from its strategy to use its financial strength as a marketing tool in obtaining new business by, for example, offering to customers flexible, deferred payment arrangements (substantially all of which mature within one year) or longer term installment sales financing or leasing arrangements (subject to stated or imputed interest) to facilitate purchases. Additionally, the Company has experienced an historical pattern of delayed payments by certain of its major retail customers which has extended its receivable aging profile.

During fiscal 1993, the Company increased its efforts to reduce receivables by, among other things: (i) implementing an enhanced invoicing and accounts receivable system; (ii) employing the use of third party servicing agents to enhance the efficiency of its billing and collection practices; (iii) expanding the number and use of relationships with third party financing institutions which the Company can sell and assign receivables and sales-type leases (generally with varying amounts of recourse to the Company - see Note 2 of Notes to Consolidated Financial Statements); and (iv) generally increasing its collection efforts. The results of such ongoing efforts have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its receivables into cash as needed. The Company received net proceeds of $271 million and $143 million upon the sale and assignment of receivables and sales-type leases in fiscal 1994 and 1993, respectively.

PATENT AND RELATED RIGHTS

The Company owns or is the exclusive licensee of over 166 patents issued by the United States Patent Office. These patents cover a variety of inventions including the Company's traditional EAS system as well as its electromagnetic, acousto-magnetic, CCTV and low radio frequency systems. Patents corresponding to many of these United States patents have been issued or are pending in various foreign countries. The Company is a non-exclusive licensee under certain patents issued in the United States and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems, for which license the Company pays royalties. The Company has over 50 patent applications pending in the United States for various other inventions relating to its products. Patent applications for some of these inventions are also pending in other countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications.

The Company does not make any representation as to the scope, validity or value of any patents which have been or may be issued or licensed to it or as to the possible infringement by its products on patents owned by others. Although the Company's patent program is important, the Company believes that because of its technical knowledge and experience and the abilities of its established and experienced sales and service organization, it is not dependent upon patent protection to maintain its leadership in the electronic security industry.

GOVERNMENTAL REGULATION

The Company's traditional EAS systems generate microwaves and are subject to the Radiation Control for the Health and Safety Act of 1968. The United States Department of Health, Education and Welfare ("HEW") conducted rule-making proceedings and adopted standards for certain microwave equipment. The Bureau of Radiological Health ("BRH") of HEW tested a traditional EAS system in January 1976 and notified the Company that no such proceedings with respect to the Company's equipment were contemplated. BRH conducted additional tests of various EAS systems in 1979 and concluded that the finding of both its earlier and more recent tests confirmed the BRH position that "emissions from the Sensormatic devices fall well below current U.S. exposure guidelines for permissible exposure of humans to microwave radiation."

The Department of Health and Human Services, successor to HEW, and other U.S. and local governmental authorities have continued to consider the safe emission levels for microwave and electronic magnetic fields ("EMF") generated by equipment such as radio and television transmitters, cellular telephones, household appliances and power lines. The EMF emissions from the Company's EAS systems are similar to the levels from other such equipment and are well within the levels permitted by the current safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted in the U.S., the Company believes that the EMF levels generated by its EAS systems will remain within any new safety standards which may be established.

Certification of the Company's EAS systems is required under applicable regulations of the U.S. Federal Communications Commission ("FCC"). The Company has obtained such certification of its presently marketed equipment. Application for certification of new equipment will be made as such equipment is developed by the Company. There can be no assurance that such future applications will be approved.

In an order adopted in May 1990, the FCC issued new regulations relative to the certification of radio equipment operating in the 902 to 928 MHz frequency range where the Company's traditional EAS systems operate. The new regulations permit the use of low power, short range wireless equipment in this frequency range for new consumer and other devices. A number of such devices have been certified pursuant to these regulations. The Company is not aware of any reported interference complaints over the past four years with its traditional EAS systems from such devices.

Additionally, to further ensure that the FCC's regulations are unlikely to affect its business, the Company has redesigned its traditional EAS systems to employ an advanced spread spectrum modulation technique that effectively time-randomizes the actual frequency of operation, thus minimizing the possibility for co-user frequency interference.

In a Notice of Proposed Rulemaking ("NPRM") dated April 9, 1993, the FCC requested comments on a proposed regulation that would establish a Location and Monitoring Service ("LMS") for vehicles, people and other objects to be operated in the 902 to 928 MHz band under a licensed, priority FCC regulation. The Company and many other unlicensed users of this band have filed Comments and Reply Comments strenuously objecting to this proposed FCC rulemaking. The FCC continues to study this issue to find a suitable compromise for all parties. If the FCC should adopt new Rules as a result of this NPRM, however, the Company's earlier effort in redesigning its traditional EAS systems should ensure that the possibility for co-user frequency interference is minimized.

FCC regulations are subject to change or amendment generally, and there can be no assurance that adverse changes or amendments will not take place or that future adverse rulings by the FCC will not be rendered.

Internationally, as in the United States, the sale and use of the Company's EAS systems are subject to regulation by governmental authorities having jurisdiction over electronic and communication equipment use. Such systems are in compliance with the applicable requirements under the regulations of government authorities in countries in which the Company markets such products through its subsidiaries and in many other countries. In addition, in view of the political and economic changes taking place in the European

Union ("EU") markets and the Company's high level of business activity in the EU, the Company actively monitors the development of evolving new technical standards that are currently being issued by CENELEC (Committee on European Normalization of Electrical Standards) and ETSI (European Telecommunications Standards Institute). There can be no assurance that all products of the Company subject to regulations will meet the requirements of such regulations in all countries in which the Company desires its products to be marketed, nor can there be any assurance that adverse changes or amendments to existing regulations will not take place, nor that future adverse rulings by the regulating authorities of such foreign countries will not be rendered.

EMPLOYEES

As of June 30, 1994, the Company employed approximately 5,500 persons worldwide of whom 2,336 were engaged in field sales and customer engineering activities; 2,247 in production; 673 in administrative and 244 in research, development and engineering. The Company is not a party to collective bargaining agreements.

Item 2.  Properties

In the United States, the Company owns or leases facilities in Florida, Puerto Rico, California, Massachusetts, New York and Texas for executive, marketing, product development, manufacturing and warehousing activities. The Company also leases space in various locations throughout the United States for sales and customer engineering offices and warehouse space in order to most effectively serve its customers. The Company is in the process of constructing a 100,000 square foot addition to its Florida manufacturing facility to meet its current and anticipated label manufacturing needs (principally the Ultra - Max label).

The Company's international subsidiaries own or lease office and warehouse space for their operations. The principal facilities are located in Australia, Belgium, Canada, France, Germany, The Netherlands, Singapore, Spain, Sweden and the United Kingdom. Additionally, in fiscal 1994 the Company entered into a lease for an 80,000 square foot manufacturing facility in Cork, Ireland.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs. It currently utilizes all such properties fully except the facility in Ireland which is in the start-up phase. In fiscal 1995, the Company will begin constructing a 180,000 square foot facility in Boca Raton, Florida to consolidate its research and product development and engineering support personnel and equipment.

Item 3. Legal Proceedings

An action was commenced on November 22, 1993 against the Company and Ronald G. Assaf, its Chairman of the Board, President and Chief Executive Officer, in the United States District Court for the Southern District of Florida, by Bayer Silver, alleging that favorable public statements by the Company concerning its growth and the quality of its products were false. The suit arises out of the controversy resulting from the Company's Ultra - Max product being named the recommended standard for electronic article surveillance protection of pre-recorded music by the National Association of Recording Merchandisers ("NARM"), and the rejection of NARM's recommendations announced by the music manufacturers on November 11, 1993. The suit alleges that the Company's statements at various times between January 8, 1993 and November 11, 1993, relating to the suitability of its Ultra - Max system for the music recording industry, and favorable to the Company's prospects for implementing and benefiting from the source labeling program being promoted by NARM, were false and misleading.

The plaintiff, who claims to be a stockholder of the Company who purchased 400 shares of the Company's Common Stock during the period in question, seeks class certification and unspecified compensatory damages for himself and other putative class members who purchased the Company's common stock in the period from January 8, 1993 through November 11, 1993. The Company believes in the appropriateness of its public statements with respect to NARM and the suitability of the Company's Ultra - Max system for the music industry. The Company is vigorously defending against this suit.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth information as of September 2, 1994 with respect to the executive officers of the Company.


                                                Year
                                                First
                                                Became
                                                Executive
Name                                Age         Officer                  Offices
- - ----                                ---         -------                  -------
Ronald G. Assaf                     59          1967           Chairman of the Board of
                                                               Directors, President and Chief
                                                               Executive Officer

C. Dawson Buck                      48          1992           Senior Vice President and
                                                               President of Sensormatic International

John F. Daut                        59          1988           Vice President of Manufacturing

Walter A. Engdahl                   56          1993           Vice President- Corporate  Counsel and Secretary

Miguel A. Flores                    40          1988           Vice President and Treasurer

Olin S. Giles                       54          1985           Vice President of Engineering

Dennis C. Gillette                  55          1980           Senior Vice President

Jerry T. Kendall                    51          1993           Vice President of Corporate Marketing

James E. Lineberger                 57          1974           Chairman of the Executive
                                                               Committee and Director

Michael E. Pardue                   44          1986           Executive Vice President,
                                                               Chief Operating Officer, Chief
                                                               Financial Officer and Director

Terry W. Price                      50          1991           Group Vice President -  Commercial/Industrial

Lawrence J. Simmons                 43          1988           Vice President of Finance and
                                                               Chief Accounting Officer

Gerd Witter                         50          1983           President of Sensormatic Europe


The terms of office of each of the above officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.

Ronald G. Assaf, a founder of the Company, has been a Director of the Company since 1967 and Chairman of the Board of Directors since October 1971 and served as President and Chief Executive Officer of the Company from 1974 to January 1986. In January 1988, Mr. Assaf was appointed Co-Chief Executive Officer and in July 1988 was reappointed to the positions of President and Chief Executive Officer. Additionally, Mr. Assaf is a member of the Board of Directors of Automated Security (Holdings) PLC ("ASH") and Hilite Industries Inc.

C. Dawson Buck joined Sensormatic as Chief Executive Officer of Securitag (U.K.) Ltd., a subsidiary acquired from ASH on July 29, 1992 and was appointed Senior Vice President and President of Sensormatic International Division in August 1992. Prior to joining Sensormatic, Mr. Buck was the Chief Executive Officer of the UK operations of ASH, having joined ASH in 1975 and serving in various management capacities including managing ASH's Loss Prevention business. Additionally, Mr. Buck has been a member of the Board of Directors of ASH since 1988.

John F. Daut joined the Company in December 1988 as Vice President of Manufacturing. Prior to his joining the Company, Mr. Daut had over 31 years of experience in manufacturing at IBM, including Site General Management.

Walter A. Engdahl joined the Company in November 1983 as Corporate Counsel. Mr. Engdahl was appointed Vice President - Corporate Counsel in February 1992. In November 1993, Mr. Engdahl was appointed Secretary of the Company. He is a member of the Bars of both Florida and New York.

Miguel A. Flores joined the Company in October 1983 and served in various financial management capacities, including Director of Finance. In November 1988, Mr. Flores was appointed Treasurer and Secretary of the Company. In November 1993, Mr. Flores relinquished his duties as Secretary and was appointed Vice President and Treasurer of the Company. He is a Certified Public Accountant.

Olin S. Giles joined the Company in May 1985 as Vice President of Engineering and served as Vice President of Operations from July 1987 to October 1988, when he was reappointed as Vice President of Engineering.

Dennis C. Gillette joined the Company in August 1970 and served in various sales and marketing capacities. Mr. Gillette was appointed Vice President of Marketing, Eastern Region in October 1980 and served as Vice President of Sales from January 1984 until February 1986 when he was appointed Vice President of Sales and Marketing. In September 1988, he was appointed Senior Vice President of the Company.

Jerry T. Kendall joined Sensormatic as Senior Vice President - Sales, Marketing and Service of Security Tag Systems, Inc. ("Security Tag"), which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. Prior to joining Sensormatic, Mr. Kendall served in various sales and marketing capacities at Security Tag from January 1990 to April 1991 and from January 1992 to September 1993. During the interim, Mr. Kendall held the position of Executive Vice President with Computone Corp., a public company. Prior to joining Security Tag, he served as a private consultant to various high-tech companies.

James E. Lineberger has been a Director of the Company since 1968 and Chairman of the Executive Committee since 1974. From January 1988 to July 1988, Mr. Lineberger served as Co-Chief Executive Officer of the Company. He has been a partner of Lineberger & Co. and its predecessors, private investment firms, since 1974. Additionally, Mr. Lineberger serves as Chairman of the Board of Directors of Hilite Industries Inc.

Michael E. Pardue joined the Company in 1978 and served in various financial management capacities until his appointment as Corporate Controller in 1980. In February 1986, Mr. Pardue was appointed Vice President of Finance and the Company's Chief Financial Officer. Mr. Pardue was appointed Executive Vice President and Chief Operating Officer in September 1988 and continues to serve as Chief Financial Officer. In August 1992, Mr. Pardue was appointed to the Company's Board of Directors.

Terry W. Price joined the Company in April 1991 as Group Vice President - Commercial/Industrial. In his capacity, Mr. Price oversees the Company's Commercial/Industrial Group. Prior to joining the Company he served as President and Chief Executive Officer of AmeriSystems, a telecommunications firm, for more than 5 years.

Lawrence J. Simmons joined the Company in December 1983 and served in various financial management capacities until his appointment as Corporate Controller in 1986. In November 1988, Mr. Simmons was appointed Vice President of Finance and Chief Accounting Officer. He is a Certified Public Accountant.

Gerd Witter joined the Company in April 1979 as General Manager of its German subsidiary. Mr. Witter served as Director of European Operations from July 1981 until March 1983 when he was appointed Vice President of European Operations. Mr. Witter was appointed President of Sensormatic Europe in September 1988.

None of the above executive officers has any family relationship with any other director or executive officer of the Company.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. Trading on such exchange commenced on May 16, 1991. Previously, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System, under the symbol SNSR. The following table sets forth for each quarterly period during the two fiscal years ended June 30, 1994 and 1993, the high and low sales prices for the Common Stock as reported by the NYSE. Such prices have been adjusted to reflect a three-for-two stock split effected in November 1993.


                                                                    Sales Prices
                                                          --------------------------------
                                                               High               Low
                                                          -------------       ------------
1994
- - ----
First Quarter                                                30 5/12             24

Second Quarter                                               35                  27 3/4

Third Quarter                                                38 7/8              33

Fourth Quarter                                               34 5/8              27 1/2

1993
- - ----
First Quarter                                                18 1/6              15 1/6

Second Quarter                                               21 11/12            15

Third Quarter                                                26 11/12            20

Fourth Quarter                                               30                  24 7/12




As of September 2, 1994, there were 4,649 shareholders of record of the Company's Common Stock.

The Company paid regular semiannual cash dividends of $.017 per share of Common Stock from December 1978 through January 1990, regular quarterly cash dividends of $.05 per share from April 1990 through November 1993 and has paid a regular quarterly cash dividend of $.055 per share since February 1994. The declaration and payment of future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, contractual debt covenants and capital requirements.

Item 6.          Selected Financial Data


                                     Years ended June 30,                           Years Ended May 31,
                                --------------------------------      ----------------------------------------------
                                  1994  (1)         1993 (1)(4)         1992             1991 (1)(2)          1990
                                -----------         -----------       --------           ------------       --------
                                                   (In millions, except per share amounts)
Total revenues                  $  656.0            $  487.3          $  309.9           $  239.2            $  191.3
                                ========            ========          ========           ========            ========

Operating income                $  104.8            $   71.0          $   43.6           $   29.3            $   22.8
                                ========            ========          ========           ========            ========

Income from continuing
 operations and net income      $   72.1            $   54.1          $   31.5           $   24.7            $   20.0
                                ========            ========          ========           ========            ========

Primary earnings
 per common share:
   Continuing operations and
    net income                  $   1.16            $    .97          $    .73           $    .60            $    .48
                                ========            ========          ========           ========            ========

Fully diluted earnings
 per common share:
   Continuing operations and
    net income                  $   1.13            $    .93          $    .73           $    .60            $    .48
                                ========            ========          ========           ========            ========

Cash dividends per
  common share                  $    .21            $    .15(5)       $    .20           $    .20            $   .123
                                ========            ========          ========           ========            ========

At period end:

   Total assets                 $1,155.5            $  926.9          $  467.3           $  421.8            $  265.1
                                ========            ========          ========           ========            ========

   Total debt (3)               $  219.2            $  308.4          $  150.6           $  148.7            $   20.0
                                ========            ========          ========           ========            ========

   Total stockholders' equity   $  727.7(3)         $  489.8          $  255.7           $  222.2            $  199.8
                                ========            ========          ========           ========            ========


                      (Continued on the following page.)

(1) In fiscal 1993, the Company acquired ALPS and the outstanding common stock of Security Tag and in fiscal 1991, it acquired the outstanding common stock of American Dynamics. (see Note 11 of Notes to Consolidated Financial Statements).

(2) In fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 8f of Notes to Consolidated Financial Statements).

(3) In fiscal 1994, approximately $114 million of the $115 million principal amount of 7% convertible subordinated debentures, issued in fiscal 1991, were converted to approximately 7.3 million shares of Common Stock and in fiscal 1993, the Company issued $135 million aggregated principal amount of 8.21% Senior Notes (see Notes 6 and 7 of Notes to Consolidated Financial Statements).

(4) Selected financial data for and as of the end of the one month ended June 30, 1992 is as follows: total revenues - $21.0; operating loss - $3.3; loss from continuing operations and net loss - $2.5; primary and fully diluted loss per common share for continuing operations and net loss - $.06; total assets - $462.2; total debt - $150.3 and total stockholders' equity - $258.3.

(5) Fourth quarter dividend of $.05 per share of Common Stock was declared in July 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's consolidated financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Financial Statements and Notes thereto and is intended to assist the reader in understanding the financial results and condition of the Company.

In August 1992, the Company changed its fiscal year-end from May 31 to June 30. Accordingly, the financial statements presented are for the Company's fiscal years ended June 30, 1994 and 1993 and May 31, 1992 and for the month ended June 30, 1992 (June 1992). (See Transition Period below.)

OVERVIEW

CONSOLIDATED REVENUES increased 35% in fiscal 1994 compared to fiscal 1993, and 57% and 30% in fiscal 1993 and 1992, respectively, over the prior years, representing an annual compounded growth rate of 40% over the last three fiscal years. This growth rate is largely attributable to the successful implementation of a strategy of product, customer and geographic market diversification aimed at substantially increasing the Company's growth potential. New EAS and CCTV products and product enhancements introduced over the last several years have allowed the Company to broaden its customer base to include hard goods retailers and non-retail businesses. The acquisition in July 1992 of Automated Loss Prevention Systems (ALPS), previously a large European distributor of EAS and CCTV products, and other niche acquisitions were a result of the Company's diversification strategy. This has resulted in more than 50% of fiscal 1994 revenues being generated from outside of the United States (compared to an average of approximately 40% per year over the previous five years).

The diversification strategy has also been accomplished through the introduction of a broad array of new products which resulted from the Company's extensive research, development and engineering activities as well as selected strategic acquisitions over the last several fiscal years. The Company invested $20 million in fiscal 1994 and anticipates investing approximately $25 million in fiscal 1995 in research and product development and engineering support activities primarily to continue broadening the product lines offered by the Company and expanding the applications and customer base for the Company's existing product lines. Introduction of such new products into the market place will be made in accordance with its strategic marketing plans. Additionally, the Company has made certain strategic acquisitions including
Security Tag Systems, Inc. (Security Tag), a  U.S.-based   manufacturer  and
marketer   of   loss
prevention products, Software House, Inc. (Software House), a premier developer of high-end access control and integrated security systems, and Robot Research Inc. (Robot Research), a U.S. manufacturer of sophisticated CCTV equipment.

The acquisition of ALPS significantly broadened the Company's presence and direct distribution capacity in Europe, increased its share of total EAS product sales in every European country in which the Company does business, and confirmed the Company's leadership position in supplying EAS products to retailers worldwide. Furthermore, the CamEra division of ALPS, which markets CCTV and exception monitoring systems directly to end-users in the United Kingdom and sells more CCTV systems to end-users than any other supplier in the U.K., added new product lines to Sensormatic's already broad and diverse product offering (in fiscal 1994 the Company began marketing CamEra's products in the United States and France).

The acquisitions of Software House and Robot Research, as well as American Dynamics and Continental Instruments Corporation in fiscal 1991 and 1990, respectively, broadened the Company's customer base by adding new proprietary products and distribution channels aimed at non-retail customers.

In August 1994, the Company announced it had reached an agreement to merge Knogo Corporation's (Knogo) business interests and rights to products outside of the U.S. and Canada (reporting revenues of $71 million for the fiscal year ended February 28, 1994) into the Company in exchange for Sensormatic Common Stock valued at approximately $100 million. Knogo is a U.S.-based company engaged primarily in the business of manufacturing (primarily in the U.S.), marketing and servicing EAS systems and marketing and servicing CCTV systems. This agreement is subject to certain conditions, including approval of Knogo's shareholders and expiration of regulatory waiting periods. The agreement also has provisions for break-up fees, under certain conditions, payable to either party should the transaction fail to close. (See Note 13. of Notes to Consolidated Financial Statements.)

Another principal strategy of the Company is to expand its base of recurring revenues. Recurring revenues are generated by sales of disposable labels to the hard goods retailers, maintenance agreements entered into in connection with the sale or lease of systems, and rental revenues from operating leases. In fiscal 1994, recurring revenues were approximately $120 million compared to approximately $106 million and $69 million in fiscal 1993 and 1992, respectively. The sale of disposable labels to the hard goods retailers is the fastest growing component of the recurring revenue stream, growing from less than $4 million in fiscal 1988 to approximately $57 million in fiscal 1994, an annual compounded growth rate of over 55%.

The Company took a major step in its efforts to increase future recurring label revenues through the introduction of its Universal Product Protection (UPP(SM)) program in fiscal

1993. Under this program (also referred to as source labeling or tagging), EAS labels (or tags) are incorporated into or affixed to the merchandise to be protected during the process of manufacturing, packaging or distribution rather than at the retail store. In fiscal 1994, a prominent homecenter retailer became the first major retailer to embrace the concept of source tagging on a chainwide basis. It is expected that by late 1994 approximately 70 manufacturers worldwide will apply the Company's Ultra-Max(R) labels to merchandise delivered to this retailer's stores in the U.S. Additionally, in fiscal 1994, other top retailers from the homecenter and discount industries met to outline their framework for source labeling with their manufacturers.

In March 1993, the National Association of Recording Merchandisers (NARM) recommended the Company's acousto-magnetic Ultra-Max product line as the industry standard for use in source labeling of pre-recorded music. The Company committed to NARM that it would cross-license its acousto-magnetic technology to other companies supplying the music industry. In November 1993, the six major music manufacturers objected to implementing EAS source labeling of pre-recorded music using the Company's acousto-magnetic technology principally on the grounds of test results obtained by the manufacturers which they claimed showed some degradation of the sound quality of certain audio cassette tapes from the magnetic deactivation devices. Compact discs, which are the most susceptible to shrinkage of the pre-recorded music formats carried by music retailers, have not been subject to any controversy over alleged degradation in sound quality. After further consideration, NARM reconfirmed its recommendation of Ultra-Max in June 1994 for use with, among other things, compact discs and certain types of audio-tapes. While it is unclear whether NARM and the music manufacturers will reach agreement in the future, music retailers are continuing to expand their use of the Company's acousto-magnetic Ultra-Max products. Sales to U.S. music retailers accounted for approximately 2% of Sensormatic's total fiscal 1994 consolidated revenues. (See Part I, Item 1, Company Development and General Strategies, for additional discussion.)

OPERATING INCOME in fiscal 1994 increased 48% over fiscal 1993. Growth in operating income outpaced the revenue growth, primarily as a result of improved gross margins on product sales, which increased to 54% in fiscal 1994 from 53% in fiscal 1993, and a reduction in selling and customer service, administration and research, development and engineering expenses as a percentage of revenue to 41% in fiscal 1994 from 42% in fiscal 1993. The overall result was that operating income as a percentage of total revenues increased to 16% compared to 15% in fiscal 1993.

CURRENCY RISKS. The Company uses the U.S. dollar as the reporting currency for financial statement purposes. It conducts business in numerous countries around the world (primarily in Western European countries which have relatively stable economies and currencies) through its international subsidiaries which use local country currencies to denominate their transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies.

The three major areas of currency risks that the Company is exposed to are: (a) the translation of revenues and expenses denominated in foreign currencies, for reporting purposes; (b) the translation of assets and liabilities denominated in foreign currencies, for reporting purposes; and (c) the settlement of intercompany sales of products invoiced in local currencies by a U.S. dollar based subsidiary to international subsidiaries (transaction exposure). The Company monitors its currency exposures but, with the exception of certain transaction exposures, has decided not to hedge either of its translation exposures due to the high economic costs of such a program and the long-term nature of its investments in its international subsidiaries. The Company has a policy of purchasing forward exchange contracts and options designated to hedge its transaction exposure arising from intercompany product purchase commitments in order to reduce the impact of currency fluctuations on the Company's financial performance.

The translation of revenues and expenses denominated in foreign currencies (i.e., the income statements of international subsidiaries) is affected by fluctuations in the average U. S. dollar exchange rate relative to these foreign currencies, from period to period. While changes in the statements caused by fluctuating rates are not indicative of any underlying changes in the operations of the international subsidiaries, they do affect the comparability of reported operating results from period to period. In fiscal 1994 and 1992, operating income reported by international subsidiaries (primarily in France, Germany, Spain and the United Kingdom) was lower by approximately $5 million and $1 million, respectively, due to the stronger average U. S. dollar when compared to the respective prior fiscal year (no effect in fiscal 1993). The exposure to currency changes in future periods may be mitigated by operating decisions such as pricing, sourcing of raw material purchases and currency of invoicing. The Company's translation exposure is primarily in France, Germany, Spain and the United Kingdom.

The translation of assets and liabilities denominated in foreign currencies (i.e., the balance sheets of international subsidiaries) is affected by fluctuations in the currency exchange rates, from date to date, affecting the comparability of the Company's financial position from period to period. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at current U.S. dollar exchange rates. Because of the long-term nature of the Company's investment in these subsidiaries (aggregating approximately $250 million and $230 million at June 30, 1994 and 1993, respectively, primarily located in 15 countries in Europe), the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders equity. The fiscal 1994 translation increase of $16 million in consolidated stockholders equity resulted primarily from the translation of the balance sheets denominated in French francs, German marks and British pounds reflecting the weaker U.S. dollar relative to such currencies at June 30, 1994 compared to June 30, 1993. The fiscal 1993 decrease of $71 million resulted primarily from the translation of the balance sheets denominated in Spanish pesetas and British pounds, reflecting a stronger U.S. dollar relative such currencies (which suffered devaluations in fiscal 1993 of approximately 25%) at June 30, 1993 compared to June 30, 1992 and the substantial increase in the Company's net assets in those countries due to the ALPS acquisition. The Company's balance sheet translation exposure is primarily in France, Germany, Spain and the United Kingdom due to the relatively large investments in subsidiaries located in these countries. The effects of currency movements will not deter the Company's expansion of its international subsidiaries because of the long-term nature of its investments and operating activities in those stable countries.

The Company maintains a formal currency hedging policy to manage its transaction exposure arising from intercompany product purchase commitments. The Company recognizes that hedging certain transaction exposures may not necessarily economically improve the settlement of the underlying transaction (i.e., forego possible foreign exchange gains), however hedging reduces risk by making the outcome more certain. The policy provides senior management with the flexibility and information (including regular reporting of hedges outstanding and anticipated commitments) to manage the identified transaction exposure, within a minimum and maximum set of parameters, in order to react to changing economic circumstances. The policy also provides for the use of forward exchange contracts (forward contracts) and options to sell the currencies received from the international subsidiaries in settlement of intercompany product purchases. The Company utilizes forward contracts to hedge between 60% and 90% of its intercompany commitments and normally uses options to hedge between 10% and 20% of its exposure, over a rolling 18 month period. Such period corresponds with the purchase commitment provisions of the Company's License Agreements with its international subsidiaries. The hedge positions are monitored and adjusted on a regular basis to reflect changes to commitment amounts. Historically, inventory purchases by international subsidiaries closely approximate the amounts of the hedged commitments. The Company's transaction exposure primarily relates to the French franc, German mark and British pound currencies.

Forward contracts and options are subject to the risk of gain or loss from changes in exchange rates, but these gains or losses are effectively offset by losses or gains on the designated hedged commitments. Forward contracts represent a contractual obligation of the Company to sell a specific amount of a local currency at a specific exchange rate while options give the Company the right to sell the currency, but do not contractually obligate it to do so (for example, if future currency rates fluctuate in a way to make it economically beneficial not to exercise the option to sell the currency at the specified rate, the Company would elect to let the option expire).

The Company believes its policy to hedge its transaction exposures has been successful as foreign exchange losses were minimal in fiscal 1994, 1993 and 1992. The Company also recognizes that possible foreign exchange gains were foregone as a result of its hedging policy in order to reduce its overall risk to fluctuating currencies by making the outcome more certain. (See Notes 1g. and 12. of Notes to Consolidated Financial Statements.)

INTEREST RATE RISKS. The Company is subject to the risk of fluctuating interest rates in the normal course of business on various assets, (consisting primarily of cash and marketable securities, receivables under installment contract obligations and net investment in sales-type leases) and debt. The Company does not normally enter into interest rate swap agreements except with respect to its management of the interest rate exposure associated with the sale of receivables under installment contract obligations and in isolated situations, such as to reduce the interest expense on the $135 million 8.21% Senior Notes by taking advantage of lower prevailing short-term interest rates (see Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements).

After giving effect to the interest swap agreements approximately 90% of the Company's outstanding debt bears interest at fluctuating rates, which allows the Company to take advantage of lower prevailing short-term interest rates.
An increase in short term interest rates would result in higher interest expense. However, the Company maintains a short average maturity on its invested cash and marketable securities to mitigate this risk. The Company believes its expected future operating results would more than adequately cover any incremental interest expense caused by higher interest rates. In addition, the Company has no financial debt covenants affected by an increase in interest expense.

DERIVATIVES. Interest rate swap agreements and currency forward contracts and options ("derivatives") contain an element of risk that the counterparty may be unable to perform. However, the Company minimizes such risk by limiting the counterparties used to major financial institutions with investment grade credit ratings. The Company monitors its counterparty credit risks by maintaining open communications with the counterparties used and monitoring their respective credit ratings and related economic news.

The Company does not enter into speculative derivative transactions. The derivative instruments it does own are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Note 12. of Notes to Consolidated Financial Statements for additional discussion, including how the fair values were determined).

FINANCIAL CONDITION

The financial condition of the Company remained strong in fiscal 1994. During fiscal 1994, cash and marketable securities decreased $63 million primarily due to: (a) increased inventory available for sale ($56 million) and total receivables and net investment in sales-type leases ($75 million); (b) capital expenditures ($52 million); (c) an increase in revenue equipment and inventory available for lease ($17 million) and (d) the payment of dividends on Common Stock ($13 million); offset in part by (a) increased short-term borrowings and other debt ($31 million); and (b) proceeds from issuance of Common Stock pursuant to employee benefit plans ($17 million).

Total receivables and net investment in sales-type leases increased from $255 million at June 30, 1993 to $309 million at June 30, 1994 principally as a result of the higher level of business in fiscal 1994; offset in part by an increase in sales of receivables and sales-type leases to third party financing institutions (described further below).

The Company has historically had a high level of receivables outstanding measured as a percentage of revenues. This results in part from the strategy of using its financial strength as a marketing tool in obtaining new business. For example, the Company offers flexible, deferred payment arrangements (substantially all of which mature within one year), or longer term installment sales financing or leasing arrangements (subject to stated or imputed interest) to facilitate purchases. Additionally, the Company has experienced an historical pattern of delayed payments by certain of its major retail customers which has extended its receivables aging profile.

During fiscal 1993 the Company increased its efforts to reduce receivables by, among other things: (a) implementing an enhanced invoicing and accounts receivable system; (b) using third party servicing agents to enhance the efficiency of its billing and collection practices; (c) expanding the number and use of relationships with third party financing institutions to sell receivables and sales-type leases (see Note 2. of Notes to Consolidated Financial Statements); and (d) generally increasing its collection efforts.
The results of these ongoing efforts have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its receivables into cash as needed. The Company received proceeds of $271 million and $143 million from the sale and assignment of receivables and sales-type leases in fiscal 1994 and 1993, respectively (net of repurchases due to customer non-payment of approximately $13 million and $9 million, respectively).

The Company believes its allowance for doubtful accounts is adequate after taking into account the aging of its receivables and net investment in sales-type leases (including those repurchased from financing institutions due to customer non-payment), the payment history of its customers, the Company's security interest position in equipment financed under deferred terms and installment sales contracts, its ability to re-market such equipment if needed, the prospects of its collection efforts and its relationship with major retail accounts.

Inventories at June 30, 1994 increased $61 million over June 30, 1993 to meet increased forecasted production and sales levels and reduce the risk of inventory shortages resulting from the rapid growth in market demand. Other property, plant and equipment increased $40 million primarily due to the purchases of a new Puerto Rico manufacturing facility and additional production equipment in Florida and Puerto Rico. The Company's adoption of FASB 109 in the first quarter of fiscal 1994 (see Note 5. of Notes to Consolidated Financial Statements) and an increase in receivables due from third party financing institutions were the primary causes of the $81 million increase in deferred charges and other assets.

Total stockholders' equity at June 30, 1994 increased $238 million over the June 30, 1993 balance, to $728 million, principally as a result of the conversion of $114 million of outstanding principal amount of 7% convertible subordinated debentures (Debentures) into approximately 7.3 million shares of Common Stock, the issuance of 1.1 million shares of Common Stock (aggregating $31 million) in connection with acquisitions, net income and the translation adjustment resulting from the weaker U. S. dollar (approximately $16 million).

Total debt decreased $89 million over the June 30, 1993 balance, to $219 million, primarily as a result of the conversion of the Debentures into Common Stock, partially offset by an increase in short-term credit line borrowings and other debt. The debt-to-total capitalization ratio was .23 to 1 at June 30, 1994 compared to .39 to 1 at June 30, 1993.

The Company believes it is well positioned to meet anticipated capital requirements for fiscal 1995, including capital expenditures for new production equipment and a facility to consolidate the Company's research and product development and engineering support personnel and equipment (approximately $28 million), and expenditures for research and product development and engineering support (approximately $25 million). Such capital requirements and other expenditures will be funded through operating activities, existing cash and marketable securities and existing worldwide credit lines (see Note 6. of Notes to Consolidated Financial Statements).

Additionally, future niche acquisitions, a fundamental element of the Company's diversification and growth strategy, will be funded, when possible, through the issuance of shares of Sensormatic Common Stock. Accordingly, in February 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock (approximately 3.2 million shares remain available).

RESULTS FROM OPERATIONS

REVENUES
Consolidated revenues for fiscal 1994 were $656 million, a 35% increase from $487 million in fiscal 1993. The revenue growth in 1994 resulted principally from: (a) increased Ultra - Max volume primarily from hard goods retailers and source labeling; (b) increased CCTV product volume from retailers; (c) increased volume from the Commercial/Industrial Group, primarily CCTV systems; and (d) revenues generated from Security Tag products (acquired and consolidated effective June 1993); offset in part by the foreign exchange effect on the international subsidiaries' local currency revenues when translated into U.S. dollars for financial statement purposes caused by the stronger average U.S. dollar (relative to the international subsidiaries' local currencies, in the aggregate) throughout fiscal 1994 compared to fiscal 1993 (approximately $34 million).

Consolidated revenues from the EAS product lines for retail customers increased 23% to $406 million in fiscal 1994 compared to $330 million in fiscal 1993. This increase resulted principally from a 50% volume increase from the Ultra - Max product line and the addition of revenue from Security Tag EAS and Inktag(R) product lines; offset in part by a near 20% decline in revenues (compared to last year) from the traditional microwave product line. Revenues from the CCTV product lines for retailers exceeded $72 million compared to $40 million in fiscal 1993, while revenues from the Commercial/Industrial Group (including installation revenues) increased 100%, to $78 million compared to $39 million in fiscal 1993, due primarily to the sale of CCTV products. Revenues from the Company's CamEra(TM) systems increased 55% to $48 million in fiscal 1994 compared to $31 million in fiscal 1993. The Company generated $174 million of revenue in fiscal 1994 from all of its CCTV products and systems combined, worldwide.

International revenues were $333 million, $267 million and $114 million in fiscal 1994, 1993 and 1992, respectively, and included revenues of the European subsidiaries of $275 million, $232 million and $96 million, respectively. The increase in European revenues in fiscal 1993 was led primarily by the inclusion of revenues generated from ALPS EAS and CamEra CCTV products for eleven months in fiscal 1993 ($79 million) and an increase of over 115% in revenues from the AisleKeeper(R) and Ultra - Max product lines compared to fiscal 1992.

In fiscal 1993, consolidated revenues increased $177 million (57%) compared to fiscal 1992 principally as a result of the inclusion of revenues generated from ALPS products, increased worldwide revenues in every EAS product line for the hard goods retailers, increased revenues from the sale of CCTV products to retailers and increased revenues from the Commercial/Industrial Group. In fiscal 1992, consolidated revenues increased by $71 million (30%) compared to fiscal 1991 principally as a result of increased worldwide revenues in practically every EAS product line, increased revenues from the sale of CCTV products to retailers, and increased revenues from the Commercial/Industrial Group including revenues generated by American Dynamics (acquired in February
1991); offset in part by the foreign exchange effect caused by the stronger average U.S. dollar(approximately $7 million).

OPERATING COSTS AND EXPENSES
Operating costs and expenses in fiscal 1994 decreased to 84% of consolidated revenues, compared with 85% in fiscal 1993 and 86% in fiscal 1992, resulting in improved operating margins.

Gross margin on product sales in fiscal 1994 increased to 54% from 53% in fiscal 1993, primarily from improved gross margins on certain EAS and CCTV product lines resulting from improved manufacturing efficiencies and the inclusion of the manufacturer's gross margin (as a result of the acquisition of Security Tag) on the Security Tag product line; offset in part by a relative increase in sales of lower margin products (such as CCTV products and labels) compared to fiscal 1993. Gross margin on product sales in fiscal 1993 increased from 51% in fiscal 1992, which had improved from 49% in fiscal 1991. Numerous gross margin improvement programs put in place throughout these
years, including   increased manufacturing
automation, cost reducing product design programs and improved cost control monitoring (with respect to, for example, departmental budgets, manpower increases, employee medical benefit costs and purchasing of raw materials), together with increased production volumes have resulted in the improvements in manufacturing costs.

Depreciation expense on revenue equipment declined slightly in fiscal 1994 compared to fiscal 1993 as the increased use of sales-type leases in Europe reduced the growth of equipment on operating leases. Depreciation expense on revenue equipment increased in fiscal 1993 and 1992, when compared to their respective prior years, principally as a result of the increase in equipment on lease. Gross margins on rental revenues increased in fiscal 1994 and fiscal 1993 and decreased slightly in fiscal 1992, compared to the respective prior year, as a result of changes in the mix of products leased.

Total selling and customer service, administrative, research, development and engineering expenses (operating expenses) for fiscal 1994 decreased to 41%, as a percentage of total consolidated revenues, from 42% in fiscal 1993. Operating expenses in fiscal 1994 increased 31% over fiscal 1993 primarily as a result of higher selling and customer service expenses due to the greater level of business in fiscal 1994 ($52 million in the aggregate); and an increase in research, development and engineering expenses ($4 million); offset in part by the foreign exchange effect caused by the stronger average U.S. dollar (approximately $14 million). Operating expenses in fiscal 1993 and 1992 increased 60% and 28% over the respective prior fiscal year primarily as a result of the higher level of business (including the ALPS acquisition in fiscal 1993) and an increase in research, development and engineering expenses of 20% and 37% over the respective prior years; offset in part by the foreign exchange effect caused by the stronger average U.S. dollar in fiscal 1992 compared to the prior year.

OTHER INCOME (EXPENSES)
Interest income declined by $3 million in fiscal 1994 due primarily to a decline in long-term interest rates throughout the year earned on net investment in sales-type leases and receivables under installment contract obligations. In fiscal 1993 interest income increased by $10 million principally due to interest income earned on net investment in sales-type leases (primarily leases acquired in connection with the ALPS acquisition) and receivables under installment contract obligations. In fiscal 1992, interest income increased by $5 million due to higher average cash balances available for investing throughout the year (including net proceeds from the Debentures issued in May 1991).

Interest expense increased by $4 million, $7 million and $9 million in fiscal 1994, 1993 and 1992, respectively, due to higher levels of borrowings (primarily resulting from the acquisition of ALPS, the Debentures issued in May 1991 and increased net short-term bank borrowings primarily by the Company's European subsidiaries). As previously mentioned, the Company entered into three-year interest rate swaps in fiscal 1993 to lower its current interest expense on the $135 million 8.21% Senior Notes by exchanging their fixed interest rate for a floating interest rate based on six month LIBOR rates (throughout the term of the swap agreements) in order to take advantage of the lower prevailing short-term interest rates. The interest expense on the Senior Notes was lowered to an effective rate of approximately 6.8% in both fiscal 1994 and 1993 through the use of these swap agreements.

INCOME TAXES

The effective consolidated tax rate on income from continuing operations was 25% for fiscal 1994 and 1993 and 23% for 1992. The increase in the effective tax rate from fiscal 1992 was principally due to increases in the profitability of the international subsidiaries which are subject to statutory tax rates generally higher than the U.S. rate, an increase in amortization of costs in excess of net assets acquired (substantially all of which is non-deductible for income tax purposes) and an increase in U.S. earnings not qualifying for the U.S./Puerto Rico "Section 936" tax benefits (see Note 5. of Notes to Consolidated Financial Statements). In addition to the items noted above, U.S. and Puerto Rico tax law changes related to the Company's operations in Puerto Rico will exert upward pressure on the Company's effective tax rate beginning in fiscal 1995.

NET INCOME

Consolidated net income for fiscal 1994, 1993 and 1992 increased $18 million, $23 million and $7 million compared to their respective prior years, representing an annual compounded rate of growth of 43% over the last three fiscal years, due principally to the factors discussed above.

TRANSITION PERIOD

Revenues for the one-month transition period ended June 30, 1992 were $21 million reflecting the low volume of business historically experienced in June by the Company's U.S. operations. The June operating loss of $3.3 million was primarily due to the low level of revenues relative to the normal level of fixed operating costs and expenses for the one month period. Other expenses, net, of $1.2 million included one-time expenses of approximately $0.8 million associated with a terminated acquisition and the settlement of a long standing litigation. The benefit from income taxes of $2.1 million included the calculated tax benefits resulting from the June net operating losses incurred by the Company's U.S. operations; offset in part by the income tax provision on earnings from the Company's Puerto Rico and international operations.

Item 8.  Financial Statements and Supplementary Data

See Item 14 for a list of the Sensormatic Electronics Corporation Consolidated Financial Statements and Schedules and Supplementary Information filed as part of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not applicable.

                                   Part III

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers of the Registrant"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 1994.
                                    Part IV

Item 14. Exhibits, Financial Statements and Supplementary Data,
         Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

        (1)(2) Financial Statements

        The financial statements, financial statement schedules and supplementary information listed in the accompanying Index To Financial Statements.

        (3) Exhibits

        The exhibits listed in the accompanying Index To Exhibits.

   (b)  Reports on Form 8-K:

        On August 24, 1994, the Company filed a Current Report on Form 8-K with respect to the entering of an agreement providing for the merger of Knogo Corporation's (Knogo) business interests outside of the U.S. and Canada into the Company in exchange for the Company's Common Stock valued at approximately $100 million. The agreement is subject to certain conditions, including approval of Knogo's shareholders and expiration of regulatory waiting periods. The agreement also has provisions for break-up fees, under certain conditions, payable to either party should the transaction fail to close.

                      SENSORMATIC ELECTRONICS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                            (Item 14(a)(1) and (2))

Reference
- - ---------
Report of Independent Certified Public Accountants                                   F-1
Consolidated Balance Sheets at June 30, 1994 and 1993                                F-2
Consolidated Statements of Operations for the years
    ended June 30, 1994, 1993 and May 31, 1992
    and the month ended June 30, 1992                                                F-3
Consolidated Statements of Cash Flows for the years
    ended June 30, 1994, 1993 and May 31, 1992
    and the month ended June 30, 1992                                                F-4-5
Consolidated Statements of Stockholders' Equity for
    the years ended June 30, 1994, 1993 and May 31, 1992
    and the month ended June 30, 1992                                                F-6-7
Notes to Consolidated Financial Statements                                           F-8-27
Supplementary Information:
  Consolidated Quarterly Financial Information
  (Unaudited)                                                                        F-28

Consolidated Financial Statement Schedules at June 30, 1994 and  1993 or the years ended June 30,
1994 and 1993, month ended June 30, 1992 and year ended May 31, 1992:

         Schedule II      - Amounts Receivable From Related
                               Parties and Underwriters,
                               Promoters and Employees Other
                               Than Related Parties                                  S-1-2
         Schedule VIII    - Valuation and Qualifying Accounts                        S-3
         Schedule IX      - Short-Term Borrowings                                    S-4
         Schedule X       - Supplementary Income Statement
                               Information                                           S-5

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheets of Sensormatic Electronics Corporation as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1994, for the one month ended June 30, 1992, and the year ended May 31, 1992. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1994, the one month ended June 30, 1992, and the year ended May 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5. to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                               ERNST & YOUNG LLP


West Palm Beach, Florida
August 8, 1994

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1994 AND 1993
                    (In thousands,except par value amounts)

                                                                                         1994               1993
                                                                                      ----------         ---------
ASSETS
Cash and marketable securities (including
  marketable securities of $33,618 in 1994 and
  $28,798 in 1993)                                                                    $   54,542         $ 117,899
Accounts receivable, net                                                                 127,571           128,137
Receivables under deferred terms and
  installment contract obligations, net                                                   71,321            61,201
Net investment in sales-type leases                                                      109,607            65,240
Inventories, net                                                                         163,906           102,759
Revenue equipment, less accumulated
  depreciation of $36,183 in 1994 and
  $26,832 in 1993                                                                         58,326            53,867
Other property, plant and equipment, net                                                 107,152            67,236
Deferred charges, patents and other assets,
  less accumulated amortization of $13,114 in
  1994 and $10,810 in 1993                                                               120,061            39,177
Costs in excess of net assets acquired, less
  accumulated amortization of $17,930 in 1994
  and $8,815 in 1993                                                                     343,017           291,338
                                                                                      ----------         ---------
                                                                                      $1,155,503         $ 926,854
                                                                                      ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                      $   40,884         $  27,462
Accrued liabilities                                                                      143,067            84,576
Accrued and deferred income taxes payable                                                 24,687            16,670
Debt                                                                                     219,173           194,224
7% convertible subordinated debentures                                                         -           114,165

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000
    shares authorized, none issued
  Common stock, $.01 par value, 125,000
    shares authorized, 67,612 and 58,079 shares
    outstanding in 1994 and 1993, respectively                                           546,577           392,891
  Retained earnings                                                                      237,553           178,018
  Treasury stock, 1,162 shares in 1994 and
    1,974 in 1993, at cost                                                                (7,274)          (14,757)
  Currency translation adjustments                                                       (45,603)          (61,495)
  Notes receivable from stock sales                                                       (3,561)           (4,900)
                                                                                      ----------         ---------
    Total stockholders' equity                                                           727,692           489,757
                                                                                      ----------         ---------
                                                                                      $1,155,503         $ 926,854
                                                                                      ==========         =========

The notes to consolidated financial statements on pages F-8 to F-27 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED JUNE 30, 1994, 1993 AND MAY 31, 1992
                         AND MONTH ENDED JUNE 30, 1992
                    (In thousands, except per share amounts)

                                                                                                           June
                                                        1994             1993              1992            1992
                                                      --------         --------          --------        --------
Revenues:
  Sales                                               $557,393         $398,122          $252,628        $ 15,178
  Rentals                                               46,566           46,021            30,460           3,562
  Other                                                 52,007           43,176            26,790           2,252
                                                      --------         --------          --------        --------

    Total revenues                                     655,966          487,319           309,878          20,992

Operating costs and expenses:
  Costs of sales                                       256,003          188,138           124,208           8,777
  Depreciation on revenue equipment                     14,974           15,394            10,515           1,193
  Selling and customer service                         212,237          160,681            92,905          10,092
  Administrative                                        39,696           31,396            24,603           3,100
  Research, development and
    engineering                                         18,023           13,739            11,460             936
  Amortization of intangible assets                     10,246            6,963             2,625             219
                                                      --------         --------          --------        --------

    Total operating costs and
    expenses                                           551,179          416,311           266,316          24,317
                                                      --------         --------          --------        --------

Operating income (loss)                                104,787           71,008            43,562          (3,325)

Other income (expenses):
  Interest income                                       14,262           17,114             7,597             551
  Interest expense                                     (22,711)         (18,656)          (11,436)         (1,303)
  Other, net                                              (373)           2,518             1,303            (477)
                                                      --------         --------          --------        --------

    Total other income (expenses)                       (8,822)             976            (2,536)         (1,229)
                                                      --------         --------          --------        --------

Income (loss) before income taxes                       95,965           71,984            41,026          (4,554)
Provision for (benefit from) income
  taxes                                                 23,900           17,900             9,500          (2,100)
                                                      --------         --------          --------        --------

Net income (loss)                                     $ 72,065         $ 54,084          $ 31,526        $ (2,454)
                                                      ========         ========          ========        ========



Primary earnings (loss) per
  common share                                        $   1.16         $    .97          $    .73        $   (.06)
                                                      ========         ========          ========        ========

Fully diluted earnings (loss)
  per common share                                    $   1.13         $    .93          $    .73        $   (.06)
                                                      ========         ========          ========        ========




The notes to consolidated financial statements on pages F-8 to F-27 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED JUNE 30, 1994, 1993 AND MAY 31, 1992
                         AND MONTH ENDED JUNE 30, 1992
                               (In thousands)

                                                                                                                           June
                                                                                1994          1993          1992           1992
                                                                              --------      --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                                           $ 72,065      $ 54,084      $ 31,526      $ (2,454)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation                                                             22,603        21,446        14,533         1,567
       Amortization                                                             11,681         7,917         3,262           273
       Other non-cash charges to operations, net                                11,502         9,508         5,335         1,288
       Net changes in operating assets and
       liabilities, net of effects of acquisitions:
               Inventories                                                     (56,333)       (6,299)       (1,973)        8,102
               Net investment in sales-type leases                             (42,269)       (9,824)            -             -
               Accounts receivable, receivables under
                deferred terms and installment contract
                obligations, and receivables from financing
                institutions                                                   (33,126)      (40,465)      (58,389)          (41)
               Other assets                                                    (31,345)        1,541           141             -
               Accrued liabilities                                              13,506        14,320         4,263          (197)
               Accounts payable                                                 10,801        (2,778)        3,123        (3,964)
               Income taxes                                                      7,473        12,631           505        (1,455)
                                                                              --------      --------      --------      --------
       Net cash provided by (used in) operating
         activities                                                            (13,442)       62,081         2,326         3,119
                                                                              --------      --------      --------      --------

Cash flows from investing activities:
   Capital expenditures                                                        (51,835)      (26,735)      (15,041)         (578)
   Purchases of marketable securities                                          (18,178)       (8,921)      (52,718)            -
   Maturities of marketable securities                                          13,294        24,262        11,488         2,873
   Increase in revenue equipment and
     inventory available for lease                                             (17,033)      (35,177)      (23,492)       (4,249)
   Acquisitions (net of cash acquired of $1,135 in
     1994 and $8,223 in 1993)                                                  (11,467)     (299,342)       (2,023)            -
   Other, net                                                                    4,666         3,324           864             -
                                                                              --------      --------      --------      --------
       Net cash used in investing activities                                   (80,553)     (342,589)      (80,922)       (1,954)
                                                                              --------      --------      --------      --------


                      (Continued on the following page.)

                      SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                YEARS ENDED JUNE 30, 1994, 1993 AND MAY 31, 1992
                         AND MONTH ENDED JUNE 30, 1992
                                 (In thousands)


                                                                                                                         June
                                                                             1994          1993            1992          1992
                                                                           --------      --------        --------      --------
Cash flows from financing activities:
   Bank borrowings and other debt                                            30,500       128,271           2,848             -
   Proceeds from issuances of common stock
       under employee benefit plans and for
       acquisitions                                                          17,167       212,154           6,602             -
   Cash dividends                                                           (12,530)      (10,588)         (8,227)            -
   Repayments of bank borrowings and other
       debt                                                                 (10,329)     (109,934)         (3,808)       (1,069)
   Issuance of Senior Notes, net                                                  -       134,111               -             -
                                                                           --------      --------        --------      --------
     Net cash provided by (used in)
      financing activities                                                   24,808       354,014          (2,585)       (1,069)
                                                                           --------      --------        --------      --------

Effect of exchange rate changes on cash                                       1,009          (487)            162           958
                                                                           --------      --------        --------      --------

Net increase (decrease) in cash                                             (68,178)       73,019         (81,019)        1,054
Cash at beginning of period                                                  89,101        16,082          96,047        15,028
                                                                           --------      --------        --------      --------

Cash at end of period                                                        20,924        89,101          15,028        16,082
Marketable securities at end of period                                       33,618        28,798          47,664        44,404
                                                                           --------      --------        --------      --------
Cash and marketable securities at end
    of period                                                              $ 54,542      $117,899        $ 62,692      $ 60,486
                                                                           ========      ========        ========      ========



The notes to consolidated financial statements on pages F-8 to F-27 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED JUNE 30, 1994, 1993 AND MAY 31, 1992
                         AND MONTH ENDED JUNE 30, 1992
                (In thousands, except dollar per share amounts)

                                                                                                               Notes
                                                                                                Currency    Receivable
                                                   Common           Retained       Treasury    Translation  from Stock
                                                    Stock           Earnings         Stock     Adjustments    Sales        Total
                                                  ---------         --------      ---------    -----------  ---------      -------
  Balance at May 31, 1991                         $138,469          $113,876      $ (27,166)   $   2,619    $  (5,578)    $222,220
     Issued pursuant to employee
       benefit plans (1,193 shares)                  6,594                 -          1,738            -       (2,654)       5,678
     Collections of notes receivable
       from stock sales                                  -                 -              -            -        3,418        3,418
     Common stock cash dividends
       ($.20 per share)                                  -            (8,151)             -            -            -       (8,151)
     Tax benefit from exercise of non-
       compensatory stock options                    1,459                 -              -            -            -        1,459
     Net income                                          -            31,526              -            -            -       31,526
     Other                                             (92)                -              -         (368)           -         (460)
                                                  --------          --------      ---------    ---------     --------      -------
  Balance at May 31, 1992                          146,430           137,251        (25,428)       2,251       (4,814)     255,690
     Effect of change in fiscal year of certain
       international subsidiaries                        -            (2,223)             -            -            -       (2,223)
     Net loss for June 1992                              -            (2,454)             -            -            -       (2,454)
     Currency translation adjustments                    -                 -              -        7,249            -        7,249
                                                  --------          --------      ---------     --------    ---------     --------
  Balance at June 30, 1992                         146,430           132,574        (25,428)       9,500       (4,814)     258,262





                      (Continued on the following page.)

                      SENSORMATIC ELECTRONICS CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
               YEARS ENDED JUNE 30, 1994, 1993, AND MAY 31, 1992
                         AND MONTH ENDED JUNE 30, 1992
                (In thousands, except dollar per share amounts)

                                                                                                     Notes
                                                                                      Currency     Receivable
                                                    Common    Retained    Treasury    Translation  from Stock
                                                     Stock    Earnings     Stock      Adjustments    Sales      Total
                                                   -------    --------    --------    -----------  ---------- ---------
   Balance at June 30, 1992                        146,430     132,574    (25,428)      9,500      (4,814)     258,262
    Issued in connection with acquisitions
      (14,231 shares)                              236,619           -          -           -           -      236,619
    Issued pursuant to employee benefit
      plans (1,567 shares)                           6,314           -      6,789           -      (7,038)       6,065
    Collections of notes receivable from
      stock sales                                        -           -          -           -       6,952        6,952
    Common stock cash dividends
      ($.15 per share)                                   -      (8,640)         -           -           -       (8,640)
    Common stock warrants exercised (525 shares)     1,998           -      3,882           -           -        5,880
    Tax benefit from exercise of non-
      compensatory stock options                       701           -          -           -           -          701
    Net income                                           -      54,084          -           -           -       54,084
    Currency translation adjustments                     -           -          -     (70,995)          -      (70,995)
    Other (56 shares)                                  829           -          -           -           -          829
                                                  --------    --------   --------     --------   --------     --------
    Balance at June 30, 1993                       392,891     178,018    (14,757)    (61,495)     (4,900)     489,757
    Conversion of Debentures (7,280 shares)        111,869           -          -           -           -      111,869
    Issued in connection with acquisitions
      (1,065 shares)                                31,055           -          -           -           -       31,055
    Issued pursuant to employee benefit
      plans (1,038 shares)                           8,755           -      5,984           -        (223)      14,516
    Collections of notes receivable from
      stock sales                                        -           -          -           -       1,562        1,562
    Common stock cash dividends
      ($.21 per share)                                   -     (12,530)         -           -           -      (12,530)
    Common stock warrants exercised (150 shares)       189           -      1,499           -           -        1,688
    Tax benefit from exercise of non-
      compensatory stock options                     2,339           -          -           -           -        2,339
    Net income                                           -      72,065          -           -           -       72,065
    Currency translation adjustments                     -           -          -      15,892           -       15,892
    Other                                             (521)          -          -           -           -         (521)
                                                  --------    --------   --------    --------    --------     --------
    Balance at June 30, 1994                      $546,577    $237,553   $ (7,274)   $(45,603)   $ (3,561)    $727,692
                                                  ========    ========   ========    ========    ========     ========

  The notes to consolidated financial statements on pages F-8 to F-27 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies

     a.  Basis of presentation

     The Consolidated Financial Statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated. In August 1992, the Company changed its fiscal year-end to June 30. Accordingly, the accompanying Consolidated Financial Statements contain the results of operations and cash flows for the years ended June 30, 1994 and 1993, May 31, 1992 and the one-month period ended June 30, 1992 (June 1992). Certain international subsidiaries' financial statements for the fiscal year ended March 31, 1992 are included in the accompanying Consolidated Financial Statements for the fiscal year ended May 31, 1992. The results of operations for such international subsidiaries for the two-month period ended May 31, 1992 have been reflected as an adjustment to retained earnings.

     The accompanying Consolidated Balance Sheets are presented in a format which does not segregate current assets and current liabilities. As a result of the constantly changing mix of inventories and revenue equipment sold and leased, including sales of equipment originally installed under lease contracts, it is not possible to accurately determine the amount of revenue equipment that will be sold and thus realized currently. The Company believes presenting the non-classified format will avoid misunderstandings as to the relationships of current and non-current assets and liabilities.

     b.  Cash and marketable securities

     The Company classifies as cash all highly liquid investments with a maturity of three months or less when acquired. Marketable securities are stated at cost or amortized cost which approximated market value at June 30, 1994 and 1993.

     c.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     d.  Revenue equipment and other property, plant and equipment

     Revenue equipment (principally equipment on lease) and other property, plant and equipment (including assets acquired under capital leases) are recorded at cost and depreciated using the straight-line method over their estimated useful lives (4 years and 6 years for revenue equipment, 10 years through 40 years for buildings and improvements and 3 years through 10 years for other property, plant and equipment).

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (Cont'd)

     e.  Revenue recognition

     Revenue from sales of equipment is recognized upon shipment, acceptance of a customer order to purchase presently installed equipment, or acceptance by a third party financing institution of an operating lease and the related equipment. Payment terms are either cash and/or acceptance of deferred term or installment contract obligations subject to stated or imputed interest, and are generally secured. Revenue from sales-type leases (primarily leases with terms of sixty months or greater) is recognized as a "sale" upon shipment in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. Interest income on receivables under deferred terms and installment contract obligations, and net investment in sales-type leases is recognized over the term of the contract using the effective interest method.

     The Company also leases equipment under long-term operating leases which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1994 aggregated (in millions) $155.8 and are due as follows: 1995 - $40.3; 1996 - $39.0; 1997 - $32.3; 1998 - $23.6 and
     1999 - $20.6.

     Installation and service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

     f.  Research, development and engineering

     In fiscal 1994, 1993 and 1992, and June 1992, "Research, development and engineering" included research and development expenses of $14.7 million, $11.9 million, $9.5 million and $0.9 million, respectively.

     g.  Accounting for currency translation and transactions

     The Company's international subsidiaries' assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at their balance sheet dates and their revenues, costs and expenses are translated into U.S. dollars at the average rate of exchange in effect during their respective fiscal periods. Translation adjustments resulting therefrom and transaction gains or losses attributable to certain intercompany transactions are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

     The Company has a policy of not hedging its investment in the net assets of its international subsidiaries (aggregating $250 million and $230 million at June 30, 1994 and 1993, respectively, primarily located in 15 countries in Europe) against exchange rate fluctuations due to the high economic

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of significant accounting policies (Cont'd)

     costs of such a program and the long-term nature of its investments.
     The gains and losses resulting from these exchange rate fluctuations ($16 million gain in fiscal 1994 and $71 million loss in fiscal 1993) are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity.

     The Company has a policy of purchasing forward exchange contracts
     (forward contracts) and options designated to hedge certain identifiable foreign currency anticipatory intercompany commitments. Forward contracts and options are stated at cost, if any. Market value gains or losses resulting from such forward contracts and options, and from the related hedged commitments, occurring in periods prior to the period in which they are settled, are deferred, to be recognized in the period when they are settled. Cash flows resulting from the settlement of the forward contracts and options are included in cash provided by operating activities.

     Aggregate exchange gains resulting from currency transactions in fiscal 1994, 1993 and 1992 were (in millions) $0.7, $1.3 and $0.7, respectively, resulting primarily from the settlement of unhedged intercompany transfers of products manufactured in Florida and Puerto Rico and sold to certain international subsidiaries, and are included in "Other income (expenses)" in the Consolidated Statements of Operations.

     h.  Intangible assets

     Patents, stated at cost, are amortized using the straight-line method over 17 years. Costs in excess of net assets acquired are amortized using the straight-line method over 10 to 40 years. The carrying value of costs in excess of net assets acquired (or goodwill) will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates the goodwill will not be fully recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the assets acquired, the carrying value of the goodwill will be adjusted accordingly. (See Note 11.)

     i.  Interest rate swap agreements

     The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. Premiums for the early termination of interest rate swap agreements will be amortized into interest expense over the remaining original term of the swap agreement should the Company elect to terminate any of the interest rate swap agreements prior to their expiration date. Interest rate swap agreements are stated at cost, if any.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (Cont'd)

     j.  Primary and fully diluted earnings (loss) per common share

     Primary earnings (loss) per common share is calculated based on the weighted average number of common shares and dilutive common stock
     equivalents outstanding during the period.   Common stock equivalents
     include stock options issued under employee benefit plans and common stock
     warrants.   Fully diluted earnings (loss) per common share included the if-converted dilutive effect of the 7% Convertible Subordinated Debentures
     due in 2001 which were fully converted in May  1994.   Earnings per share
     for periods prior to fiscal 1994 have been restated. (See Notes 7., 8. and 11.)

     k.  Reclassifications

     Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

     l. Prospective accounting changes

     The Company has not yet adopted Financial Accounting Standards Board
     (FASB) Statements No. 112 "Employers' Accounting for Postemployment Benefits" and No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Both standards will be adopted in fiscal 1995. These adoptions will not have a material adverse effect on the Company's financial statements.

2.  Receivables and net investment in sales-type leases

     Accounts receivable are stated net of an allowance for doubtful accounts of $10.4 million and $4.7 million at June 30, 1994 and 1993, respectively.

     Receivables under deferred terms, substantially all of which mature within one year, and installment contract obligations are stated net of the following (at June 30, in millions):

                                                 1994             1993
                                                ------           ------
     Allowance for doubtful accounts            $  6.4           $  6.9
     Unearned interest and maintenance          $ 19.5           $ 17.2

     The Company leases equipment under sales-type lease agreements expiring in various years through 2001. The net investment in sales-type leases (leases) consisted of the following (at June 30, in millions):

                                                         1994      1993
                                                        ------    ------
     Minimum lease payments receivable                  $151.6    $ 93.2
     Allowance for uncollectible minimum
       lease payments                                     (3.4)     (2.0)
     Unearned interest and maintenance                   (38.6)    (26.0)
                                                        ------    ------
                                                        $109.6    $ 65.2
                                                        ======    ======

     Net receivables and leases at June 30, 1994 are due as follows (in millions): 1995 - $189.4 and $21.4; 1996 - $4.6 and $21.3; 1997 - $3.5 and
     $21.9; 1998 - $1.4 and $21.6, respectively, and with respect to leases (in millions): 1999 - $18.1 and $5.3 thereafter.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.  Receivables and net investment in sales-type leases (Cont'd)

     The Company has agreements with third party financing institutions whereby certain receivables under installment contract obligations in the United States (U.S.) and leases in Europe together with certain related rights are sold to the financing institutions. Under such agreements, should certain events (substantially all related to customer non-payment) occur, the Company is obligated to repurchase the specific receivables and leases. The Company accrued loss contingencies at June 30, 1994 and 1993 of $1.3 million and $1.4 million, respectively, related to $199.9 million and $125.9 million, respectively, of receivables and leases sold to and outstanding with the financing institutions which are subject to full or partial repurchase.

     Under the U.S. agreement, the Company sells fixed interest rate receivables to the financing institution. Under such agreement, the financing institution earns interest throughout the term of the receivables at a floating rate of interest indexed to one month LIBOR. Any resulting differential in interest caused by the varying interest rates (variance amounts) is either paid or received by the Company. In order to eliminate the variance amounts, the Company enters into floating to fixed interest rate swap agreements for notional amounts equal to the principal amounts of receivables sold which result in interest rate differential payments or receipts offsetting the variance amounts.

     Additionally, the Company has an agreement with a third party financing institution whereby the Company may assign certain pre-approved U.S. accounts receivable (substantially all of which are not subject to recourse). At June 30, 1994 and 1993, receivables assigned and outstanding under such agreement were $57.9 million and $24.5 million, respectively, of which the financing institution had advanced $50 million and $20 million, respectively, to the Company (bearing interest at fluctuating rates, 4.9% and 3.7% at June 30, 1994 and 1993, respectively).

     The Company received proceeds of $270.5 million and $142.7 million upon the sale and assignment of receivables and leases under these agreements in fiscal 1994 and 1993, respectively (net of repurchases due to customer non-payment of approximately $12.8 million and $8.7 million, respectively).

     At June 30, 1994 balances due from financing institutions under these agreements aggregated $29.1 million and are due within one year.

     At June 30, 1994 and 1993, there were receivables (including those subject to repurchase) due from the following sectors of the U.S. retail market which represented a concentration of credit risk to the Company: department and discount stores 1994-$40.5 million and 1993-$55.3 million; and specialty stores 1994-$30.7 million and 1993-$36.9 million. Assuming the obligors under these receivables were to fail to completely perform

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Receivables and net investment in sales-type leases (Cont'd)

     according to the terms of the receivables at June 30, 1994, the Company would have incurred a loss of approximately $30.3 million and $25.1 million, respectively, representing the amount of the receivables less any related allowance for doubtful accounts and the estimated realizable value of the collateralized equipment securing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures, collection practices, and its policy of retaining a security interest in the underlying equipment and ability to re-market such equipment.

     The provision for doubtful accounts was as follows (in millions): 1994 - $11.0; 1993 - $8.8; 1992 - $4.1 and June 1992 - $1.3.

3.   Inventories

     At June 30, 1994 and 1993, inventories were comprised of parts inventory of $34.1 million and $18.5 million, work-in-process of $20.0 million and $5.1 million and inventory available for sale or lease of $109.8 million and $79.2 million; and were net of allowance for inventory losses of $10.6 million and $8.6 million, respectively.

     Provisions for estimated losses in connection with obsolete, damaged and slow moving inventories were charged to costs of sales as follows (in millions): 1994 - $4.7; 1993 - $3.5; 1992- $2.6 and June 1992 - $0.2.

4.   Other property, plant and equipment

     Other property, plant and equipment is summarized as follows (at June 30, in millions):

                                                 1994       1993
                                                ------     ------
     Machinery and equipment                    $ 89.3     $ 67.6
     Buildings and improvements                   41.0       26.0
     Leasehold improvements and
       furniture and fixtures                     19.8       13.9
     Land                                         11.8        6.5
                                                ------     ------
                                                 161.9      114.0
     Less accumulated depreciation
       and amortization                          (54.7)     (46.8)
                                                ------     ------
                                                $107.2     $ 67.2
                                                ======     ======

5.   Income taxes

     Effective July 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" (FASB 109). As permitted by FASB 109, the Company has elected not to restate the financial statements of any prior periods. The cumulative effect of the change was not material and therefore no adjustment was separately reported in the Consolidated Statement of Operations for the year ended June 30, 1994.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Income taxes (Cont'd)

     FASB 109 also required reclassification of certain balances on the Consolidated Balance Sheet. Deferred income tax balances attributable to different tax jurisdictions or arising in a business combination may no longer be presented "net". The proforma June 30, 1993 amounts for certain balance sheet accounts to reflect the adoption of FASB 109 at July 1, 1993 are as follows (in millions):

     Inventories, net                                                $ 96.8
     Deferred charges, patents and other assets                        69.2
     Accrued liabilities                                              115.6
     Accrued and deferred income taxes payable                          9.7

     The United States (including Puerto Rico) and international components of income (loss) before income taxes are as follows (in millions):

                                                              June
                        1994          1993       1992         1992
                       ------        -----      -----        -----
     United States     $65.7         $49.8      $28.9        $(5.4)
     International      30.3          22.2       12.1          0.8
                       -----         -----      -----        -----
                       $96.0         $72.0      $41.0        $(4.6)
                       =====         =====      =====        =====

     The components of the provision for (benefit from) income taxes on income (loss) before income taxes are as follows (in millions):

                                        Current    Deferred     Total
                                        -------    --------    -------
     1994:
         U.S. Federal                    $ 5.6     $   2.1     $   7.7
         International                    12.2         1.6        13.8
         Other                             1.4         1.0         2.4
                                        ------     -------     -------
                                        $ 19.2     $   4.7     $  23.9
                                        ======     =======     =======

     1993:
         U.S. Federal                   $  8.4     $  (4.1)    $   4.3
         International                    11.0        (0.2)       10.8
         Other                             3.3        (0.5)        2.8
                                        ------      ------     -------
                                        $ 22.7     $  (4.8)    $  17.9
                                        ======     =======     =======

     1992:
         U.S. Federal                   $  3.2     $  (0.9)    $   2.3
         International                     5.4         0.3         5.7
         Other                             1.6        (0.1)        1.5
                                        ------     -------     -------
                                        $ 10.2     $  (0.7)    $   9.5
                                        ======     =======     =======

     June 1992:
         U.S. Federal                   $    -     $  (2.1)    $  (2.1)
         International                     0.5           -         0.5
         Other                               -        (0.5)       (0.5)
                                        ------     -------     -------
                                        $  0.5     $  (2.6)    $  (2.1)
                                        ======     =======     =======

     Other includes the provisions for state income taxes, and for fiscal
     1994 also includes the deferred benefit for the effects of tax rate changes and a deferred provision for the utilization of net operating losses (NOL).

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Income taxes (Cont'd)

     A reconciliation between the statutory U.S. Federal income tax rate and the consolidated effective tax rate is as follows:

                                                                  June
                             1994        1993          1992       1992
                             -----       -----         -----      -----
  Statutory rate             35.0%       34.5%         34.0%      (34.0)%
  Benefits due to
    tax exempt
    earnings and
    investment income
    of the Puerto
    Rico operations          (9.5)      (12.0)        (16.4)      (13.2)

  International tax rate
    differentials,
    net of foreign
    tax credits               0.9         0.7           5.0         7.7
  Amortization of costs in
    excess of net assets
    acquired                  2.7         2.7           1.0         0.7
  Adjustment of prior
    years' accruals          (3.4)          -             -           -
  R & D credit               (1.3)       (0.9)         (2.2)          -
  State income tax effect     1.6         1.2           1.0        (6.6)
  Other                      (1.1)       (1.3)          0.8        (0.7)
                             ----        ----          ----        ----
                             24.9%       24.9%         23.2%      (46.1)%
                             ====        ====          ====       =====

     Undistributed earnings of international subsidiaries are indefinitely reinvested in the respective subsidiaries' operations except for earnings of the Company's subsidiary in Germany which are distributed in order to avail itself of the lower German integrated tax rate. No provision has been made for income taxes that might be payable upon the remittance of the indefinitely reinvested earnings. If these earnings were not permanently reinvested, it is anticipated that the U.S. Federal income tax provision would not be materially affected due to the utilization of resulting foreign tax credits.

     The Company's manufacturing subsidiary located in Puerto Rico has been granted an exemption from the Commonwealth of Puerto Rico income taxes which remains in effect until August 2005. The grant exempts 90% of the subsidiary's operating and qualified investment income earned through that date. Additionally, such earnings are presently not subject to U.S. Federal income taxes. At June 30, 1994, approximately $161 million of undistributed earnings were indefinitely reinvested in the Puerto Rico subsidiary and, accordingly, no provision has been made for certain Commonwealth of Puerto Rico taxes which may be payable upon their remittance (ranging from 0% to 10% depending on the fiscal year earned).

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Income taxes (Cont'd)

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities, at June 30, 1994, and the principal sources of deferred taxes in prior years which were not restated to reflect the adoption of FASB 109 are as follows (in millions):

                                                       1994
                                              ---------------------
                                              Assets          Liab.
                                              ------          -----
     Property, plant and equipment            $19.0           $13.3
     Reserves and allowances                   14.3             0.6
     Sales-type leases                          2.6            28.3
     Undistributed earnings of
       German subsidiary                        6.4             7.7
     Prepaid royalties                          5.8               -
     Deemed sales revenues from
       Puerto Rico operations                   9.7               -
     Tax credit carryforwards                   4.4               -
     Other                                      9.5             8.5
     NOL carryforwards                         20.2               -
     Valuation allowance                       (2.6)              -
                                              -----           -----
       Deferred income taxes                  $89.3           $58.4
                                              =====           =====

     The principal sources of deferred income tax benefits in previous periods are as follows (in millions):

                                                                                                     June
                                                                    1993            1992             1992
                                                                   -----           -----            -----
R & D tax credit carryovers                                        $(0.6)          $(0.9)           $(0.1)
Undistributed earnings of
  international subsidiaries                                         0.2             0.8                -
Provision for uncollectible
  receivables                                                        0.4            (0.4)            (0.2)
Intercompany inventory
  profit elimination                                                (1.1)           (0.4)             0.2
Depreciation                                                         1.8            (0.3)            (0.1)
Accelerated income recognition
  of revenue equipment                                              (3.2)              -                -
Income recognition from
  sales-type leases                                                 (2.0)              -                -
NOL carryforwards                                                      -               -             (2.5)
Other                                                               (0.3)            0.5              0.1
                                                                   -----           -----            -----
  Total deferred tax
    benefit                                                        $(4.8)          $(0.7)           $(2.6)
                                                                   =====           =====            =====


     In fiscal 1994, the valuation allowance on deferred tax assets increased from $2.1 million at July 1, 1993 to $2.6 million at June 30, 1994.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   Income taxes (Cont'd)

     At June 30, 1994, tax carryforwards available and related expiration dates are as follows (in millions):

     Net operating losses:
       United States (fiscal 2001 through 2008)                      $17.8
       International                                                  39.5
     Foreign tax credits (fiscal 1995 through 1998)                    1.0

     The Company made income tax payments of approximately $9.0 million, $11.2 million, $9.4 million and $0.9 million in fiscal 1994, 1993, 1992 and June 1992, respectively.

     The Company's Federal income tax returns for fiscal 1989 through 1992 are currently being examined by the U.S. Internal Revenue Service (IRS). The examination has not been completed; however, all adjustments proposed by the IRS to date are not material to the Consolidated Financial Statements.

6.   Debt

     Debt is summarized as follows (at June 30, in millions):

                                                                1994               1993
                                                              -------            -------
      8.21% Senior Notes                                       $135.0             $135.0
      Unsecured revolving credit notes
        payable, at 5.3% to 12.0%                                64.0               41.3
      Capital lease obligations and other,
               at 6.0% to 12.0%, net of unamortized
               interest of $5.3 and $5.4 at 1994
               and 1993, respectively                            17.2                6.8
      Acquisition indebtedness, at 9.0%                           3.0               11.1
                                                               ------             ------
                                                               $219.2             $194.2
                                                               ======             ======

     In January 1993, the Company issued $135 million aggregate principal amount of 8.21% Senior Notes due January 2003 (the Senior Notes) and repaid $100 million in short-term bank borrowings primarily incurred in connection with the acquisition of ALPS in July 1992. (See Note 11.) Interest on the Senior Notes is payable semiannually. Under the terms of the related Note Agreement, the Company is required, among other things, to maintain a certain minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and payment of dividends. The Company was in full compliance with all such terms at June 30, 1994 and 1993. In the event of a change in control, as defined, principal payment on the Senior Notes may be accelerated.

     Subsequently, the Company entered into fixed to floating interest rate swap agreements in order to reduce the Company's interest expense by taking advantage of lower prevailing short-

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Debt (Cont'd)

     term interest rates. The effective interest rate on the Senior Notes for the years ended June 30, 1994 and 1993 was 6.8%.

     At June 30, 1994 and 1993, outstanding borrowings, primarily by the European subsidiaries, under all of the Company's credit lines bore interest at weighted average rates of 6.5% and 8.4%, respectively. The Company has a committed line of credit agreement expiring on August 25, 1995 with a group of financial institutions which provides for aggregate unsecured borrowings by the Company and its European subsidiaries of up to
     $100 million.   Borrowings under this agreement bear interest at
     fluctuating rates at LIBOR plus 0.3% and are subject to an annual commitment fee of 0.15% of the total credit line.

     Additionally, the Company has various unsecured and uncommitted line of credit agreements with several financial institutions which provide for aggregate borrowings up to approximately $100 million. Borrowings under these agreements bear interest at fluctuating rates generally at LIBOR plus 0.5%.

        Debt at June 30, 1994 matures as follows (in millions): 1995 - $68.5; 1996 - $3.5; 1997 - $2.4; 1998 - $2.5; 1999 - $2.7 and thereafter -
     $139.6.

     The Company paid interest of $22.5 million, $13.6 million, $11.0 million and $0.4 million during fiscal 1994, 1993, 1992 and June 1992, respectively.

7.   Convertible subordinated debentures

     In April 1994 the Company called the outstanding $114.1 million of 7% Convertible Subordinated Debentures (the Debentures) due May 15, 2001 for
     redemption.   In May 1994  the Debentures were converted to approximately
     7.3 million shares of Common Stock.

8.   Capital stock and employee benefit plans

     a.  Stock dividend

     On November 11, 1993 the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on November 30, 1993, payable on December 17, 1993. All share and per share amounts previously reported have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Capital stock and employee benefit plans (Cont'd)

     b.  Common stock

     The number of shares of Common Stock reserved for issuance is summarized as follows (at June 30, in millions):

                                                       1994              1993
                                                       ----              ----
                 Conversion of Debentures                 -               7.3
                 Exercise of stock options              4.4               5.2
                 Employee Stock Purchase Plan           0.8               1.0
                 Exercise of warrants                   0.5               0.7
                                                       ----              ----
                                                        5.7              14.2
                                                       ====              ====

     c.  Warrants

     In connection with an acquisition, the Company issued warrants to purchase 1.2 million shares of its Common Stock. The warrants were assigned an estimated value of $3.5 million using the Black Scholes valuation method. The warrants are exercisable at an exercise price of $11.25 per share, subject to adjustment, and expire on December 31, 1995.

     d.  Stock option plans

     Under the Company's 1989 Stock Incentive Plan (the 1989 Plan), as amended, stock options may be granted to officers, key employees, and directors who are also officers or employees or otherwise participate in the 1989 Plan. The 1989 Plan provides for granting of other awards, such as stock appreciation rights, stock awards and cash awards, although the Company intends to continue to principally grant stock options under the 1989 Plan. In September 1991, the Company adopted the Directors Stock Option Plan under which non-qualified stock options may be granted to directors not covered by the 1989 Plan.

     The exercise price of a stock option granted under all stock option plans is not less than the fair market value of the Common Stock on the date of grant. Stock options granted under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant. However, recently granted options to corporate officers become exercisable in full the earlier of five years from the date of grant or at any time after one year from the date of grant when the price of the Company's Common Stock equals or exceeds 135% of the exercise price. All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to "Stockholders' equity - Common stock."

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Capital stock and employee benefit plans (Cont'd)

     Information for all such plans is summarized as follows (at June 30, in millions, except for price per option amounts):

                                              1994                1993               1992
                                             -----               -----              -----
     Options outstanding at
       beginning of year                       3.7                 3.1                3.2

     Granted                                   1.3                 2.0                0.8

     Exercised                                (0.8)               (1.4)              (0.9)
                                             -----               -----              -----
     Options outstanding at
       end of year                             4.2                 3.7                3.1
                                             =====               =====              =====
     Average price of options
       exercised                           $ 13.50              $ 7.42             $ 6.25

     Prices of options out-
       standing at end of year            $4.83 to            $4.83 to           $3.96 to
                                           $ 36.38              $27.17             $17.25
     Average price of options
       outstanding at end of year          $ 21.52              $15.73             $10.29

     Exercisable options at end of
       year                                    1.3                 0.9                1.5

     Options available for
       future grants at end
       of year                                 0.2                 1.5                3.5

     A proposal to increase the number of options available for future grants will be presented at the 1994 Annual Meeting of Shareholders.

     e.  Employee stock purchase plan

     The Company has a qualified Employee Stock Purchase Plan whereby it may sell shares of its Common Stock to U.S. employees at no less than eighty-five percent of the fair market value of the Common Stock at the date of the offering or on the quarterly dates the purchases are completed, whichever is lower.

     f.  Other employee benefit plans

     The Company has a qualified Employee Stock Ownership Plan (ESOP) for the benefit of its U.S. employees. At June 30, 1994 and 1993, the receivable from the ESOP in connection with the sale in fiscal 1991 of 450,000 shares of Common Stock was $2.2 million and $2.7 million, respectively, bears interest at an annual rate of 10% and was included in the Consolidated Balance Sheets in "Stockholders' equity - Notes receivable from stock sales."

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Capital stock and employee benefit plans (Cont'd)

     The Company also has: a) a retirement plan for U.S. employees which allows for employee contributions, a retirement plan for Puerto Rico employees and a retirement plan for certain European employees (all qualified defined contribution plans); b) an Executive Salary Continuation Plan for certain officers and key employees (a non-qualified defined benefit plan) and c) a Senior Executive Defined Contribution Retirement Plan for certain officers participating in the Executive Salary Continuation Plan and a Key Executive Supplemental Retirement Plan covering those officers and certain key employees not covered by the Executive Salary Continuation Plan (non-qualified target benefit defined contribution plans). Annual contributions by the Company to the qualified retirement plans, the Senior Executive Defined Contribution Retirement Plan and the Key Executive Supplemental Retirement Plan are discretionary.

     The Executive Salary Continuation Plan provides for the payment of defined deferred compensation benefits commencing at the earlier of the participant's retirement or death. Generally, the benefits are determined by action of the Board of Directors and are payable in monthly installments over a fifteen-year period. Benefits under this plan vest based upon the number of years of service, with 100% vesting generally occurring upon the attainment of 15 years of service or death. The Company has purchased life insurance policies on the participants and anticipates the cash surrender value and death benefits of these policies will be sufficient to reimburse the Company for its obligations under this plan.

     "Deferred charges, patents and other assets" included $2.9 million and $1.9 million and "Accrued liabilities" included $8.2 million and $6.8 million related to the Executive Salary Continuation Plan at June 30, 1994 and 1993, respectively. The net plan expense for the Executive Salary Continuation Plan for fiscal 1994, 1993 and 1992 was (in millions) $0.5, $0.2 and $0.2, respectively.

     The Company charged to operations (in millions) $3.1, $1.9, $1.7 and
     $1.5 in fiscal 1994, 1993, 1992 and June 1992, respectively, related to all the plans described under this section.

9.   Commitments and contingencies

     a.  Commitments

     The Company has leased back certain of its franchise areas for twenty-year terms with options to purchase the franchise rights at the end of the lease terms in fiscal 1999 and 2001 for an aggregate amount of approximately $1.8 million. The Company also leases certain operating plant and equipment. The future lease commitments for plant, equipment and franchise areas at June 30, 1994, aggregated $50.5 million and are due as follows (in millions): 1995 - $12.5; 1996 - $10.1; 1997 - $5.5; 1998 -
     $4.3; 1999 - $3.3 and thereafter - $14.8. Rent expense was charged to operations as follows (in millions): 1994 - $10.2; 1993 - $4.7; 1992 - $3.8 and June 1992 - $0.3.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Commitments and contingencies (Cont'd)

     b.  Contingent royalty payments

     In connection with certain acquisitions, the Company pays royalties (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring in 1996 through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions. Royalty payments in fiscal 1994, 1993 and 1992 were $7.6 million, $5.6 million and $2.7 million, respectively.

     c.  Litigation

     From time to time, the Company is party to litigation and other claims incidental to its business, the ultimate resolution of which will not, in the opinion of management, have a material adverse effect on the Company's financial statements.

10.  Business segment, geographic area and international operations data

     The Company operates in a single business segment and its principal products are electronic article surveillance and closed circuit television systems. The Company's operations by geographic area are as follows (in millions):

                                                                                                       June
                                                            1994            1993          1992         1992
                                                          --------         ------        -----        ------
    Revenues:
      North America                                       $  457.0         $307.4        $250.3       $ 11.6
      Europe                                                 274.7          232.0          96.4         12.1
      Inter area transfers                                   (75.7)         (52.1)        (36.8)        (2.7)
                                                          --------         ------        ------       ------
        Total consolidated                                $  656.0         $487.3        $309.9       $ 21.0
                                                          ========         ======        ======       ======

    Operating income (loss):
      North America                                       $   85.0         $ 51.5        $ 42.5       $ (4.4)
      Europe                                                  41.7           35.5          20.3          2.0
      Inter area transfers                                     2.2            1.8          (1.8)         0.7
      Corporate items                                        (24.1)         (17.8)        (17.4)        (1.6)
                                                          --------         ------        ------       ------
        Total consolidated                                   104.8           71.0          43.6         (3.3)

    Total other income (expenses)                             (8.8)           1.0          (2.6)        (1.3)
                                                          --------         ------        ------       ------

    Income (loss) from continuing
      operations before income
      taxes                                               $   96.0         $ 72.0        $ 41.0       $ (4.6)
                                                          ========         ======        ======       ======

   Identifiable assets:
      North America                                       $  532.3         $329.6        $276.4       $266.2
      Europe                                                 543.8          457.0         106.4        112.8
      Corporate items                                         79.4          140.3          84.5         83.2
                                                          --------         ------        ------       ------
        Total consolidated                                $1,155.5         $926.9        $467.3       $462.2
                                                          ========         ======        ======       ======

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  Business segment, geographic area and international operations data
     (Cont'd)

     In fiscal 1994, 1993, 1992, and June 1992, export sales of $26.8 million, $18.5 million, $11.7 million and $1.2 million, respectively, are reported in North America revenues. Transfers from North America to Europe are accounted for at prices sufficient to recover a reasonable profit margin. Corporate items include general corporate expenses, research, development and engineering expenses and amortization of patents. At June 30, 1994 and 1993, the international subsidiaries' liabilities aggregated $166 million and $114 million, respectively.

     Identifiable assets are comprised of those assets of the Company that are identified with the operations in each geographic area. Corporate items are comprised principally of cash and marketable securities and patents.

11.  Acquisitions

     In fiscal 1993, the Company acquired Automated Loss Prevention Systems
     (ALPS), a large European distributor of EAS and CCTV products, and Security Tag Systems, Inc. (Security Tag), a U.S.-based manufacturer and marketer of loss prevention products, for an aggregate amount of approximately $323 million consisting of approximately $280 million (funded with net proceeds of approximately $194.8 million from the issuance of 12.6 million shares of its Common Stock and from borrowings under a short-term credit facility) and 1.5 million shares of the Company's Common Stock (with a value of approximately $43 million). In fiscal 1991, the Company acquired the outstanding common stock of American Dynamics, a U.S. manufacturer of CCTV components and systems for approximately $11.5 million and certain royalty payments. (See Note 9b.)

     The acquisitions of ALPS, Security Tag and American Dynamics resulted in costs in excess of net assets acquired of approximately $282 million which are being amortized using the straight-line method over 40 years. These acquisitions were accounted for under the purchase method and the respective subsidiaries were consolidated in the Company's financial statements from their respective dates of acquisition.

     The Company's unaudited proforma consolidated condensed statements of income for fiscal 1993 and 1992, assuming the acquisitions of ALPS and Security Tag were effected at the beginning of each year, are summarized as follows (in millions, except per share data):

                                                1993                1992
                                               ------              ------
     Total revenues                            $510.2              $421.6
     Income from continuing
       operations before income taxes            72.3                49.6
     Net income                                  53.9                36.0
     Primary earnings per common
       share                                   $  .91              $  .63
     Fully diluted earnings per
       common share                            $  .89              $  .63

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Acquisitions (Cont'd)

     This proforma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed.

     In connection with acquisitions during fiscal 1994 and 1993, the market value of the assets acquired was as follows (in millions):

                                                                                    1994             1993
                                                                                   ------           ------
     Cash paid (net of cash acquired)                                              $ 11.5           $299.3
     Liabilities assumed and/or incurred                                             13.2             76.6
     Common stock                                                                    31.0             43.4
                                                                                   ------           ------
     Market value of assets acquired                                               $ 55.7           $419.3
                                                                                   ======           ======

12.  Financial Instruments

     a.  Fair value of financial instruments

     The carrying or notional amount and estimated fair values of financial instruments consist of the following (at June 30, in millions):

                                                         1994                        1993
                                                ---------------------        --------------------
                                                Carrying        Fair         Carrying       Fair
                                                 Amount         Value         Amount        Value
                                                --------       ------        ---------    -------

     Balance Sheet Instruments
     -------------------------
     Marketable securities                         $33.6        $34.0           $28.8       $29.5
     Receivables other than leases
       and accounts receivable                      71.3         71.3            61.2        61.2
     Debt, excluding capital leases                214.9        215.0           189.7       193.2
     Convertible subordinated
       debentures                                      -            -           114.2       198.5

                                                Notional        Fair         Notional       Fair
                                                 Amount         Value         Amount        Value
                                                --------       ------        ---------    -------
     Off-Balance Sheet Instruments
     -----------------------------
     Interest rate swap agreements                $170.4        $(3.3)         $150.0        $1.9
     Currency hedging instruments                  147.5         (7.4)          141.9         3.3

     The fair values of marketable securities and convertible subordinated debentures are based primarily on quoted market prices for those instruments.

     The fair values of receivables other than leases and accounts receivable and debt, excluding capital leases and unsecured revolving credit notes payable, were estimated by discounting future cash flows using current market interest rates.

     The fair values for unsecured revolving credit notes payable, which are generally due on demand, approximate their carrying amounts.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Financial Instruments (Cont'd)

     The fair values of interest rate swap agreements and currency hedging instruments are based on the estimated costs to terminate these agreements in the OTC market as determined by the financial institution counterparties. The financial institution counterparties determine the costs to terminate swap agreements by discounting over the remaining term of these agreements the differential cash flow between offsetting swap agreements at market interest rates and existing swap agreements at their coupon rates. The negative fair values (disclosed in the table above) represent the incremental cost assuming the Company was to have terminated these financial instruments at June 30, 1994. The decrease in the fair value of the swap agreements from June 30, 1993 resulted primarily from the increase in market interest rates over such period. The decrease in the fair value of the currency hedging instruments from June 30, 1994 was primarily due to the weakening of the U.S. dollar over such period. These financial instruments have been designated to hedge the currency risks associated with specific transactions and are not held as investments. It is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no net effect on the Company's operations, cash flows or financial position. (See Note 1.)

     b.  Currency hedging instruments

     At June 30, 1994, the Company owned forward contracts and options (designated to hedge substantially all of the Company's intercompany commitments) which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal 1995 and 1996, as follows (in millions):

                                                         1996                              1995
                                                         ----                              ----
     Currencies                                Options          Forwards         Options          Forwards
     ----------                                -------          --------         -------          --------
     French Francs                               $0.8            $18.9             $2.5            $29.0
     Deutschmarks                                 0.6             12.7              1.7             21.1
     British Pounds                                 -             11.5              1.5             17.3
     Other                                          -             10.3                -             19.6
                                                 ----            -----             ----            -----
                                                 $1.4            $53.4             $5.7            $87.0
                                                 ====            =====             ====            =====

     The credit risk of these forward contracts and options is considered low due to the credit quality of the issuers.

     c.  Interest rate swap agreements

     The Company has entered into interest rate swap agreements with financial institution counterparties to manage its exposure to interest rate fluctuations associated with certain transactions and debt (see Notes
     2. and 6.).  Swap agreements are contracts

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Financial Instruments (Cont'd)

     between two parties to exchange interest rate payments based on a single principal amount ("notional amount") over a specified term. The swap agreements contain an element of risk that the counterparty may be unable to perform, in which case, the effective interest rate on the debt or underlying transactions would revert to the respective contractual rates. However, the Company minimized such risk by limiting the counterparties to major financial institutions with investment grade credit ratings. At June 30, 1994, the Company was a party to the following swap agreements (in millions):

     FIXED TO FLOATING SWAP AGREEMENTS

     Notional   Expiration       Floating Rate        Fixed Rate
      Amount       Date           to be Paid        to be Received
     --------  -------------    -------------       --------------
      $50.0    February 1996    6 Month LIBOR            5.91%
       50.0    February 1996    6 Month LIBOR            5.40%
       35.0        June 1996    6 Month LIBOR            5.01%

     These swap agreements were entered into in order to reduce the interest expense on the $135 million Senior Notes by taking advantage of lower prevailing short-term interest rates. (See Note 6.)

     The 5.91% swap agreement expiring February 1996 will be extended to February 1998 should the two-year bid swap rate on February 16, 1996 equal or exceed 7%. The rate received by the Company under this agreement will increase to 6.92% in February 1996 should the expiration be extended.

     The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at June 30, 1994 was 5.3% and 5.5%, respectively, and would have been the same assuming market conditions at June 30, 1994.

     FLOATING TO FIXED SWAP AGREEMENTS

     Notional   Expiration       Floating Rate        Fixed Rate
      Amount       Date           to be Paid        to be Received
     --------  -------------    -------------       --------------
      $6.7       April 1999        4.60%            1 Month LIBOR
       5.7      August 1998        4.80%            1 Month LIBOR
       4.1         May 1998        4.94%            1 Month LIBOR
       3.4       March 1999        4.65%            1 Month LIBOR

     These swap agreements were entered into in order to manage the interest rate exposure associated with the U.S. receivables sales program. (See
     Note 2.)

     The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at June 30, 1994 was 4.7% and 4.6%, respectively, and would have been the same assuming market conditions at June 30, 1994.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Subsequent event

     In August 1994, the Company announced it had reached an agreement to merge Knogo Corporation's (Knogo) business interests and rights to products outside of the U.S.and Canada (reporting revenues of $71 million for the fiscal year ended February 28, 1994) into the Company in exchange for the Company's Common Stock valued at approximately $100 million. Knogo is a U.S.-based company engaged primarily in the business of manufacturing (primarily in the U.S.), marketing and servicing EAS systems and marketing and servicing CCTV systems. The agreement is subject to certain conditions, including approval of Knogo's shareholders and expiration of regulatory waiting periods. The agreement also has provisions for break-up fees, under certain conditions, payable to either party should the transaction fail to close.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      SENSORMATIC ELECTRONICS CORPORATION
            CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         Three months ended
                                     ----------------------------------------------------------
                                     September       December           March             June
                                         30             31                31               30
                                     ---------       --------         ---------         -------
                                             (In millions, except per share amounts)
Fiscal 1994
- - -----------

Total revenues                        $ 143.3          $ 159.9          $ 162.2          $ 190.7

Operating income                      $  22.3          $  28.5          $  25.1          $  28.9

Net income                            $  14.8          $  18.8          $  16.4          $  22.0

Primary earnings per common
  share (a)                           $   .25          $   .31          $   .27          $   .34

Fully diluted earnings per common
  share (a) (b)                       $   .24          $   .29          $   .26          $   .34

Fiscal 1993
- - ------------

Total revenues                        $ 119.7          $ 122.1          $ 114.4          $ 131.0

Operating income                      $  14.3          $  16.6          $  15.8          $  24.3

Net income                            $  10.9          $  13.6          $  11.9          $  17.7

Primary earnings per common
  share (a)                           $   .21          $   .24          $   .21          $   .30

Fully diluted earnings per common
  share (a)(b)                        $   .21          $   .23          $   .21          $   .29

(a) Adjusted to reflect the three-for-two stock split declared in November 1993. (See Note 8a.)

(b) Fully diluted earnings per common share include the if-converted dilutive effect of the 7% convertible subordinated debentures due in 2001 which were converted in May 1994. (See Note 7.)

                      SENSORMATIC ELECTRONICS CORPORATION
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                                (In thousands)

                                            Balance at                                                              Balance at
                                            beginning                                          Amounts                end of
Name of debtor                              of period                Additions                Collected               period
- - --------------                             -----------              -----------              -----------            ----------
Year ended June 30, 1994:
Dennis C. Gillette                           $      -               $    223                 $     223              $      -
Jerome M. LeWine                                  120                      -                       120                     -
James E. Lineberger                             2,123                      -                       801                 1,322(a)
Gerd Witter                                         -                    126                         -                   126(e)
Employee Stock Ownership
  Plan Trust                                    2,657                      -                       426                 2,231(b)
TSI Security Acquisition
  Corp.                                           171                      -                        86                    85(d)

Year ended June 30, 1993 (c):
Ronald G. Assaf                              $      -               $  3,339                  $  3,339              $      -
John F. Daut                                        -                    133                       133                     -
Olin S. Giles                                       -                    166                       166                     -
Dennis C. Gillette                                  -                    318                       318                     -
Jerome M. LeWine                                  120                    399                       399                   120(a)
James E. Lineberger                             1,322                  1,856                     1,055                 2,123(a)
Michael E. Pardue                                   -                    458                       458                     -
Gerd Witter                                         -                    172                       172                     -
Henry W. Wurtele                                  129                      -                       129                     -
Employee Stock Ownership
  Plan Trust                                    3,243                      -                       586                 2,657(b)
TSI Security Acquisition
  Corp.                                           343                      -                       172                   171(d)

                      SENSORMATIC ELECTRONICS CORPORATION
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES (CONT'D)
                                 (In thousands)

                                            Balance at                                                              Balance at
                                            beginning                                          Amounts                end of
Name of debtor                              of period                Additions                Collected               period
- - --------------                             -----------              -----------              -----------            ----------
Year ended May 31, 1992:
Ronald G. Assaf                              $      -               $    661                  $    661               $     -
Miguel A. Flores                                   16                    143                       159                     -
Dennis C. Gillette                                 46                    388                       434                     -
Jerome M. LeWine                                    -                    179                        59                   120(a)
James E. Lineberger                             1,627                      -                       305                 1,322(a)
Michael E. Pardue                                   -                  1,043                     1,043                     -
Terry W. Price                                      -                    185                       185                     -
Gerd Witter                                         -                    161                       161                     -
Henry W. Wurtele                                   49                     80                         -                   129(a)
Employee Stock Ownership
  Plan Trust                                    3,759                      -                       516                 3,243(b)
TSI Security Acquisition
  Corp.                                           343                      -                         -                   343(d)


(a) Notes receivable issued pursuant to Stock Purchase Loan Plan and presented in the Consolidated Balance Sheets as "Stockholders' equity - Notes receivable from stock sales."

(b) Notes receivable received pursuant to sale of Common Stock to the Employee Stock Ownership Plan Trust and presented in the Consolidated Balance Sheets as "Stockholders' equity - Notes receivable from stock sales" (see Note 8f. of Notes to Consolidated Financial Statements).

(c) There were no changes to the balances during the month ended June 30, 1992.

(d) Amount represents a note receivable from TSI Security Acquisition Corp., a company of which James E. Lineberger is the principal stockholder, assigned to the Company in relation to a discontinued investment.

(e) Amount represents a note receivable bearing interest at market rates and due in October 1998.

                      SENSORMATIC ELECTRONICS CORPORATION
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                              Balance at          Additions                                           Balance at
                                              beginning           charged to                                            end of
  Classification                              of period            income          Deductions         Other (a)         period
  --------------                              ----------         ----------        ----------        ----------       ----------
Year ended June 30, 1994:

  Allowance for doubtful accounts              $ 14,738          $ 10,996          $(5,980)          $ 1,744          $  21,498(b)
                                               ========          ========          =======           =======          =========

  Allowance for inventory losses               $  8,555          $  4,651          $(2,745)          $   140          $  10,601
                                               ========          ========          =======           =======          =========


Year ended June 30, 1993:

  Allowance for doubtful accounts              $ 11,510          $  8,833          $(5,281)          $  (324)         $  14,738(b)
                                               ========          ========          =======           =======          =========

  Allowance for inventory losses               $  7,088          $  3,536          $(1,865)          $  (204)         $   8,555
                                               ========          ========          =======           =======          =========


Month ended June 30,1992:

  Allowance for doubtful accounts              $ 10,571          $  1,314          $  (510)          $   135 (c)      $  11,510(b)
                                               ========          ========          =======           =======          =========

  Allowance for inventory losses               $  7,051          $    210          $   (96)          $   (77)(c)      $   7,088
                                               ========          ========          =======           =======          =========


Year ended May 31, 1992:

  Allowance for doubtful accounts              $  9,406          $  4,112          $(2,964)          $    17          $  10,571(b)
                                               ========          ========          =======           =======          =========

  Allowance for inventory losses               $  6,078          $  2,617          $(1,637)          $    (7)         $   7,051
                                               ========          ========          =======           =======          =========

(a) Includes translation adjustments related to the application of FASB Statement No. 52 (see Note 1f. of Notes to Consolidated Financial Statements).

(b) Includes reserves related to receivables and sales-type leases sold to financing institutions which are subject to partial or full recourse.

(c) Includes effect of change in year-end of certain foreign subsidiaries from March 31 to June 30.

                      SENSORMATIC ELECTRONICS CORPORATION
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                 (In thousands)


                                                                            Maximum              Average       Weighted
                                                        Weighted             amount              amount         average
                                       Balance at       average           outstanding          outstanding     interest
                                         end of         interest             during              during       rate during
                                         period           rate             the period          the period     the period
                                       ----------      ---------          ------------        ------------   ------------
Notes payable to banks:


Year ended June 30, 1994               $ 64,000            6.5%             $100,432             $ 71,080         6.9%

Year ended June 30, 1993               $ 41,332            8.4%             $130,149 (a)         $ 81,652 (a)     6.0%

Month ended June 30, 1992              $ 11,756           11.1%             $ 11,756             $ 10,889        11.0%

Year ended May 31, 1992                $ 12,355           10.1%             $ 17,888             $ 13,472        10.6%


The average amount outstanding for each period was computed by averaging the month-end balances during the period. The weighted average interest rate was computed by dividing interest expense for each period by the average amount outstanding.

(a) Amounts reflect $100 million of a short-term bank borrowing incurred in connection with the acquisition of ALPS. This bank borrowing was outstanding from July 1992 to January 1993 at a weighted average interest rate of 3.8% (See Note 6. of Notes to Consolidated Financial Statements).

                     SENSORMATIC ELECTRONICS CORPORATION
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (In thousands)



                                                           Years ended
                                             -------------------------------------    Month ended
                                                     June 30,              May 31,       June 30,
                                               1994           1993           1992          1992
                                             --------       --------       -------     -----------
Maintenance and repairs                         *              *             *             $269

Depreciation and amortization of
  intangible assets, preoperating
  costs and similar deferrals (a)            $11,681        $7,917        $3,262           $273
                                             =======        ======        ======           ====

Taxes, other than payroll and
  income taxes                                  *              *             *              *

Royalties                                       *              *             *              *

Advertising costs                               *              *             *              *





         * Less than 1% of total revenues.



(a) Amortization of costs in excess of net assets acquired aggregated $8,382, $5,559, $1,386, and $192 in fiscal 1994, 1993, 1992 and June
         1992, respectively. Amortization of deferred charges, patents and other assets aggregated $3,299, $2,358, $1,876 and $81 in fiscal 1994, 1993, 1992 and the June 1992, respectively.

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))

Exhibit
Number                                                         Description
- - ------                                                       ---------------
2(a)         -      Agreement Plan of Merger ("Merger Agreement") dated as of August 14, 1994, between Sensormatic Electronics
                    Corporation, Knogo Corporation ("Knogo") and Knogo North America Inc. ("Knogo North America") (excluding schedules, but including: Exhibit A - Form of Delaware Certificate of Merger, Exhibit B - Form of New York
                    Certificate of Merger, Exhibit C - Form of Contribution and Divestiture Agreement (the "Divestiture Agreement")
                    between Knogo and Knogo North American and certain Exhibits thereto (incorporated by reference to Exhibits 2(a),
                    2(b) and 2(c) to Current Report on Form 8-K filed on August 25, 1994 (File Number 0-3953)).

3(a)         -      Composite Restated Certificate of Incorporation of the Company filed pursuant to Rule 232.102(c) of Regulation
                    S-T (incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-3, File No. 33-61626).

3(b)         -      By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended May
                    31, 1990).

4(a)         -      Article FOURTH of the Restated Certificate of Incorporation of the Company  (incorporated by reference to
                    Exhibit 4(d) to Registration Statement No. 33-61626).

4(b)         -      Note Agreement, dated as of January 15, 1993, among the Company, The Northwestern Mutual Life Insurance Company
                    and the other Purchasers named therein, including the form of 8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May 31, 1993 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4, File No. 33-62750.

4(c)         -      The Registrant agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the
                    Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))



10(a)        -      Grant of Industrial Tax Exemption to Sensormatic Electronics Corporation (Puerto Rico) from the Commonwealth of
                    Puerto Rico (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended May 31, 1986)
                    and Order of Conversion of Grant of Industrial Tax Exemption (incorporated by reference to Exhibit 10(m) to Form
                    10-K for the fiscal year ended May 31, 1988).

10(b)        -      Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No.
                    2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit 3(c) to
                    Registration Statement No. 2-74526).

10(c)        -      Amended 1989 Stock Incentive Plan, and representative forms of a non-qualified stock option under such Plan.

10(d)        -      Directors Stock Option Plan and representative form of a non-qualified stock option under such Plan.
                    (Incorporated by reference to exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992).

10(e)        -      Stock Purchase Loan Plan (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended
                    May 31, 1986).

10(f)        -      Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1989).

10(g)        -      Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1989).

10(h)        -      Senior Executive Defined Contribution Retirement Plan and representative form of agreement thereunder.

10(i)        -      Employment Agreement, dated as of September 24, 1993, between the Company and Ronald G. Assaf, Chairman of the
                    Board, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10(j) to
                    Form 10-K for the fiscal year ended June 30, 1993).

10(j)        -      Employment Agreement, dated as of November 1, 1990, between the Company and Gerd Witter, President of
                    Sensormatic Europe (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended May
                    31, 1991).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))


10(k)        -      Agreement, dated as of December 23, 1988, between the Company and Ronald G. Assaf, Chairman of the Board,
                    President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10(l) to Form
                    10-K for the fiscal year ended May 31, 1989).

10(l)        -      Agreement, dated as of December 23, 1988 between the Company and James E. Lineberger, Chairman of the
                    Executive Committee and a director of the Company, and amendment thereto, dated as of January 27, 1989
                    (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1989).

10(m)        -      Agreement dated as of December 23, 1988, between the Company and Michael E. Pardue, Executive Vice President,
                    Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit
                    10(n) to Form 10-K for the fiscal year ended May 31, 1989).

10(n)        -      Agreement, dated as of December 23, 1988, between the Company and Dennis C. Gillette, Senior Vice President of
                    the Company (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended May 31, 1989).

10(o)        -      Agreement, dated as of December 23, 1988, between the Company and Gerd Witter, President of Sensormatic Europe
                    (incorporated by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended May 31, 1989).

10(p)        -      Service Agreement, dated as of July 27, 1992 between Sensormatic Limited (successor to Securitag U.K. Limited)
                    and Charles Dawson Buck, Senior Vice President and President of Sensormatic International Division
                    (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30, 1993).

10(q)        -      Form of Agreement, dated as of January 27, 1989 between the Company and Dr. Arthur G. Milnes, director of the
                    Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended May 31, 1989).

10(r)        -      Agreement, dated as of December 23, 1988, between the Company and Jerome M. LeWine, a director of the Company, and amendment thereto, dated as of January 27, 1989 (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended May 31, 1989).

10(s)        -      Directors and Officers Liability Insurance Policies.

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))


10(t)        -      Credit Agreement, dated as of August 26, 1994, between the Company, Wachovia Bank of Georgia, N.A., ABN Amro
                    Bank N.V., the other Borrowers listed herein and the domestic banks and foreign company banks listed herein.

11           -      Computation of Earnings (Loss) Per Common Share for the years ended June 30, 1994, 1993 and May 31, 1992 and the month ended June 30, 1992.

21           -      List of Subsidiaries of the Company.

23(a)        -      Consent of Independent Certified Public Accountant.

23(b)        -      Consent of Independent Certified Public Accountant.

27           -      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 1994.


                      SENSORMATIC ELECTRONICS CORPORATION


                                  By:  MICHAEL E. PARDUE
                                       ------------------------------------
                                       Michael E. Pardue, Executive
                                       Vice President, Chief Operating
                                       Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 8, 1994.

            Signature                                  Title
            ---------                                  -----

     RONALD G. ASSAF                     Chairman of the Board of Directors,
- - --------------------------               President and Chief Executive Officer
     Ronald G. Assaf

     THOMAS V. BUFFET                    Vice Chairman of the Board of
- - --------------------------               Directors
     Thomas V. Buffett

     JAMES E. LINEBERGER                 Chairman of the Executive Committee
- - --------------------------               and Director
     James E. Lineberger

     MICHAEL E. PARDUE                   Executive Vice President,
- - --------------------------               Chief Operating Officer, Chief
     Michael E. Pardue                   Financial Officer and Director

     LAWRENCE J. SIMMONS                 Vice President of Finance and Chief
- - --------------------------               Accounting Officer
     Lawrence J. Simmons

     JEROME M. LEWINE                    Director
- - --------------------------
     Jerome M. LeWine

     DR. ARTHUR G. MILNES                Director
- - --------------------------
     Dr. Arthur G. Milnes

     JOHN T. RAY, JR.                    Director
- - --------------------------
     John T. Ray, Jr.

                       This Page Left Intentionally Blank