Form 10-Q
period 1994-09-30
SENSORMATIC ELECTRONICS CORP
filed 1994-11-14
CIK 88974

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q

      ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                       PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   September 30, 1994                  Commission File No.   1-10739
               ------------------                                        -------



                     SENSORMATIC ELECTRONICS CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Delaware                                        34-1024665
- - ---------------------------------             ----------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                               Number)


          500 N.W. 12th Avenue, Deerfield Beach, Florida  33442-1795
- - --------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                                (305) 420-2000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     Same
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes    X   .      No        .
                              -----            -----


The Registrant had outstanding 68,974,854 shares of Common Stock (par value $.01 per share) as of November 3, 1994.

                     SENSORMATIC ELECTRONICS CORPORATION


                                    INDEX


                                  FORM 10-Q
                    THREE MONTHS ENDED SEPTEMBER 30, 1994


                                                                                             Page
                                                                                             ----
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements   . . . . . . . . . . . . . . . . .                 1

                       Consolidated Condensed Balance Sheets  . . . . . . . . .                 2
                       Consolidated Condensed Statements of
                           Income . . . . . . . . . . . . . . . . . . . . . . .                 3
                       Consolidated Condensed Statements of
                           Cash Flows . . . . . . . . . . . . . . . . . . . . .                 4
                       Notes to Consolidated Condensed
                           Financial Statements . . . . . . . . . . . . . . . .               5-7

            Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations . . . . . . . . . . . . . . . . . . . . .              8-12

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .                13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1994 Annual Report on Form 10-K. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

            Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands, except par value amounts)




                                                                                         September 30,          June 30,
                                                                                             1994                 1994
                                                                                          ----------            ---------
ASSETS

Cash and marketable securities (including
   marketable securities of $32,921 and $33,618
   at September 30 and June 30, respectively)                                            $    55,827           $   54,542
Accounts receivable, net                                                                     147,594              127,571
Receivables under deferred terms and
   installment contract obligations, net                                                      72,549               71,321
Net investment in sales-type leases                                                          115,511              109,607
Inventories, net                                                                             177,986              163,906
Revenue equipment, net                                                                        57,702               58,326
Other property, plant and equipment, net                                                     117,445              107,152
Deferred charges, patents and other assets, net                                              140,418              120,061
Costs in excess of net assets acquired, net                                                  372,532              343,017
                                                                                          ----------           ----------
                                                                                          $1,257,564           $1,155,503
                                                                                          ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                          $   40,904           $   40,884
Accrued liabilities                                                                          130,690              143,067
Accrued and deferred income taxes payable                                                     31,015               24,687
Debt                                                                                         273,212              219,173

Stockholders' equity:

   Preferred stock, $.01 par value
   Common stock, $.01 par value, 68,901 and
     67,612 shares outstanding at September
     30 and June 30, respectively                                                            582,085              546,577
   Retained earnings                                                                         253,846              237,553
   Treasury stock, at cost                                                                    (6,730)              (7,274)
   Currency translation adjustments                                                          (43,995)             (45,603)
   Notes receivable from stock sales                                                          (3,463)              (3,561)
                                                                                          ----------           ----------
     Total stockholders' equity                                                              781,743              727,692
                                                                                          ----------           ----------
                                                                                          $1,257,564           $1,155,503
                                                                                          ==========           ==========


     The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                   (In thousands, except per share amounts)


                                                                                 1994                  1993
                                                                                --------             --------
Revenues:
   Sales                                                                        $163,898             $122,587
   Rentals                                                                        11,895               10,849
   Other                                                                          15,089                9,848
                                                                                --------             --------

      Total revenues                                                             190,882              143,284

Operating costs and expenses:
   Costs of sales                                                                 75,370               55,335
   Depreciation on revenue equipment                                               3,681                3,671
   Selling, customer service and administrative                                   75,377               55,107
   Research, development and engineering                                           5,030                4,485
   Amortization of intangible assets                                               3,020                2,416
                                                                                --------             --------

      Total operating costs and
         expenses                                                                162,478              121,014
                                                                                --------             --------

Operating income                                                                  28,404               22,270

Other expenses, net                                                               (1,613)              (2,464)
                                                                                --------             --------

Income before income taxes                                                        26,791               19,806

Provision for income taxes                                                         6,700                5,000
                                                                                --------             --------

Net income                                                                      $ 20,091             $ 14,806
                                                                                ========             ========


Primary earnings per common share                                               $    .29             $    .25
                                                                                ========             ========

Fully diluted earnings per common
   share                                                                        $    .29             $    .24
                                                                                ========             ========

Cash dividends per common share                                                 $   .055             $    .05
                                                                                ========             ========

Common shares used in computation of:

   Primary earnings per common share                                              69,868               60,272
                                                                                ========             ========

   Fully diluted earnings per
      common share                                                                70,026               67,589
                                                                                ========             ========




      The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                (In thousands)


                                                                                  1994                1993
                                                                                 -------             -------
Cash flows from operating activities:
   Net income                                                                   $ 20,091            $ 14,806
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                             8,947               8,265
         Other non-cash charges to operations                                      2,965               1,337
         Net changes in operating assets and
            liabilities, net of effect of
            acquisitions                                                         (60,096)            (16,063)
                                                                                --------            --------

Net cash provided by (used in) operating
      activities                                                                 (28,093)              8,345
                                                                                --------            --------

Cash flows from investing activities:
   Capital expenditures                                                          (13,263)            (18,173)
   Increase in revenue equipment
      and inventory available for lease                                           (2,850)             (4,518)
   Maturities of marketable securities                                               991               6,271
   Purchases of marketable securities                                               (300)            (10,551)
   Acquisitions and other investments                                             (2,151)            (18,423)
   Other, net                                                                          -                 507
                                                                                --------            --------

      Net cash used in investing activities                                      (17,573)            (44,887)
                                                                                --------            --------


Cash flows from financing activities:
   Bank borrowings                                                                47,196              15,811
   Proceeds from issuances of common stock
      under employee benefit plans, net                                            3,919               2,884
   Cash dividends                                                                 (3,798)             (2,898)
   Other, net                                                                        331                 901
                                                                                --------            --------

      Net cash provided by financing activities                                   47,648              16,698
                                                                                --------            --------

Net increase (decrease) in cash                                                    1,982             (19,844)

Cash at beginning of period                                                       20,924              89,101
                                                                                --------            --------

Cash at end of period                                                             22,906              69,257
Marketable securities at end of period                                            32,921              33,069
                                                                                --------            --------

Cash and marketable securities at end of
   period                                                                       $ 55,827            $102,326
                                                                                ========            ========



      The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a)        Receivables and net investment in sales-type leases


          Accounts receivable are stated net of an allowance for doubtful accounts of $11.3 million and $10.4 million at September 30 and June 30, 1994, respectively.

          Receivables under deferred terms, substantially all of which mature within one year, and installment contract obligations are stated net of the following at September 30 and June 30, 1994 (in millions):

                                                                        September 30     June 30
                                                                        ------------     -------
          Allowance for doubtful accounts                                   $  6.0       $  6.4
          Unearned interest and maintenance                                 $ 21.7       $ 19.5


          Net investment in sales-type leases (leases) is stated net of the following at September 30 and June 30, 1994 (in millions):

                                                                        September 30     June 30
                                                                        ------------     -------
          Allowance for uncollectible minimum
            lease payments                                                  $  1.8       $  3.4
          Unearned interest and maintenance                                 $ 38.5       $ 38.6

          The Company accrued loss contingencies at September 30 and June 30, 1994 of $1.4 million and $1.3 million, respectively, related to $198.0 million and $199.9 million, respectively, of receivables and leases sold to and outstanding with third party financing institutions which are subject to full or partial repurchase. At September 30 and June 30, 1994, accounts receivable assigned to and outstanding with a third party financing institution (substantially all of which are not subject to recourse) were $53.9 million and $57.9 million, respectively, of which the financing institution had advanced $48.4 million and $50 million, respectively, to the Company (bearing interest at fluctuating rates). The Company received net proceeds of $84.4 million and $57.9 million upon the sale or assignment of receivables and leases in the three months ended September 30, 1994 and 1993, respectively. At September 30 and June 30, 1994 balances due from financing institutions related to these transactions aggregated $33.5 million and $29.1 million, respectively, and are due within one year (classified as other assets).

b)        Inventories

          At September 30 and June 30, 1994, inventories are comprised of parts inventory of $34.0 million and $34.1 million, work-in-process of $23.5 million and $20.0 million and inventory available for sale or lease of $120.5 million and $109.8 million, respectively; and are net of allowance for inventory losses of $10.3 million and $10.6 million, respectively.

c)        Debt

          Debt at September 30 and June 30, 1994 is summarized as follows (in millions):

                                                                        September 30     June 30
                                                                        ------------     -------
          Senior Notes                                                     $135.0        $135.0
          Unsecured revolving credit notes
            payable                                                         118.4          64.0
          Capital lease obligations and other,
            net                                                              19.8          20.2
                                                                           ------        ------
                                                                           $273.2        $219.2
                                                                           ======        ======

          At September 30, 1994, the Company had approximately $102.9 million of unused credit under all of its line of credit arrangements.

          In January 1993, the Company issued $135 million aggregate principal amount of 8.21% Senior Notes due January 2003 (the Senior Notes). Subsequently, the Company entered into fixed to floating interest rate swap agreements in order to reduce the Company's interest expense by taking advantage of lower prevailing short-term interest rates. The effective interest rate on the Senior Notes for the three months ended September 30, 1994 and 1993 was 8.6% and 6.1%, respectively.

          Interest expense for the three months ended September 30, 1994 and 1993 was $5.3 million and $5.7 million, respectively. The Company made interest payments of $8.3 million and $7.7 million for the three months ended September 30, 1994 and 1993, respectively.

d)        Income taxes

          For the three months ended September 30, 1994 and 1993, the provision for income taxes was computed using an estimated annual effective tax rate based on a United States statutory rate of 35% adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired and international tax rate differentials.

          The Company made income tax payments of $0.9 million and $1.6 million for the three months ended September 30, 1994 and 1993, respectively.

e)        Acquisitions

          In connection with acquisitions, the market value of the assets acquired for the three months ended September 30, 1994 and 1993 was as follows (in millions):

                                                                           1994           1993
                                                                          -------       -------
          Cash paid (net of cash acquired)                                 $   -         $ 4.6
          Liabilities assumed and/or incurred                                7.5           2.2
          Common stock issued                                               32.3          15.0
                                                                           -----         -----
          Market value of assets acquired                                  $39.8         $21.8
                                                                           =====         =====

f)        Financial Instruments

          (i)        Currency hedging instruments

          The Company has a policy of purchasing forward exchange contracts and options (forward contracts and options) designated to hedge certain identifiable foreign currency anticipatory intercompany commitments. At September 30, 1994, the Company owned forward contracts and options which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1995 and 1996 intercompany commitments, as follows (in millions):

                                                                    1996                                       1995
                                                                    ----                                       ----
              Currencies                                   Options         Forwards                  Options           Forwards
              ----------                                   -------         --------                  -------           --------
              French Francs                                 $   -            $33.6                    $ 2.5              $30.8
              Deutschmarks                                      -             23.5                      1.8               18.9
              British Pounds                                    -             18.3                        -               19.9
              Other                                             -             10.0                        -               20.4
                                                            -----            -----                    -----              -----
                                                            $   -            $85.4                    $ 4.3              $90.0
                                                            =====            =====                    =====              =====

          (ii)       Interest rate swap agreements

          The Company has entered into interest swap agreements with financial institution counterparties to manage its exposure to interest rate fluctuations associated with certain transactions and debt. (See notes 2., 6. and 12. of the Company's 1994 Annual Report on Form 10-K for additional discussion). At September 30, 1994, the Company was a party to the following swap agreements (in millions):

          FIXED TO FLOATING SWAP AGREEMENTS

          Notional       Expiration           Floating Rate               Fixed Rate
            Amount          Date               to be Paid               to be Received
          ----------    ------------         --------------           ------------------
            $50.0       February 1996        6 Month LIBOR                   5.45%
             50.0       February 1996        6 Month LIBOR                   5.40%
             35.0       June 1996            6 Month LIBOR                   5.01%

          The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at September 30, 1994 was 5.7% and 5.3%, respectively.

          FLOATING TO FIXED SWAP AGREEMENTS

          Notional       Expiration            Fixed Rate                Floating Rate
            Amount          Date               to be Paid               to be Received
          ----------    ------------         --------------           ------------------
            $6.1        April 1999               4.60%                    1 Month LIBOR
             5.4        August 1998              4.80%                    1 Month LIBOR
             3.9        May 1998                 4.94%                    1 Month LIBOR
             2.4        March 1999               4.65%                    1 Month LIBOR
             6.6        April 2000               6.58%                    1 Month LIBOR

          The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at September 30, 1994 was 5.2% and 4.9%, respectively.

g)        Reclassifications

          Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation


The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1994 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

Financial Condition

The Company's overall financial condition remained strong as reflected in the Consolidated Condensed Balance Sheet at September 30, 1994 compared to June 30, 1994. Cash and marketable securities increased $1 million primarily due to net short-term borrowings ($47 million); offset in part by: (a) net cash used in operations ($28 million) due primarily to increases in receivables, net investment in sales-type leases and inventories, and a decrease in accrued liabilities, and (b) net capital expenditures ($13 million). Total stockholders' equity at September 30 increased $54 million over the June 30 balance to $782 million while debt increased by $54 million to $273 million, resulting in a debt-to-total capitalization ratio of .26 to 1 at September 30, 1994, compared to .23 to 1 at June 30, 1994.

Total receivables and net investment in sales-type leases increased to $336 million at September 30, 1994 from $309 million at June 30, 1994 resulting principally from a higher level of business offset in part by net sales and assignments of receivables and sales-type leases to third party financing institutions in the first quarter of fiscal 1995.

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

The Company continues to manage its receivables by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of third party financing institutions to sell or assign receivables and sales-type leases (leases). The results have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its longer term receivables and leases into cash as needed. The Company received proceeds of $84 million and $58 million from the sale and assignment of receivables and leases during the first quarter of fiscal 1995 and 1994, respectively (net of repurchases).

The Company believes its allowance for doubtful accounts related to receivables and leases, and its reserve related to receivables and leases sold to financing institutions which are subject to full or partial repurchase, are adequate after taking into account, among other things: (a) the aging of its receivables and leases (including those repurchased or subject to repurchase from financing institutions); (b) the payment history of its customers; (c) the Company's security interest position in equipment financed under deferred terms and installment sales contracts; (d) its ability to re-market such equipment if needed; (e) the prospects of its collection efforts; and (f) its relationship with major retail customers. Additionally, with the rapid broadening of the Company's customer base both geographically and to include hard goods retailers, commercial and industrial customers, and manufacturers and vendors providing retailers with source labeled merchandise under the Company's Universal Product Protection (UPP(sm)) program, the Company's historical concentration in soft goods retailers, where the more significant aging of receivables was experienced, is being reduced.

Inventories at September 30, 1994 increased $14 million over June 30, 1994 in order to meet forecasted production and sales levels. Deferred charges and other assets increased $20 million primarily as a result of deferred taxes and other assets related to companies acquired in the first quarter of fiscal 1995.

The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by future operating activities (including the sale and assignment of receivables and leases to financing institutions), existing cash and marketable securities ($56 million at September 30, 1994), and funds available from existing worldwide credit lines ($103 million unused at September 30, 1994).

In February 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which the Company is able to issue up to 4.5 million shares of its Common Stock. These securities are intended to be used in connection with acquisitions of other businesses or assets (2.9 million shares remain available). The Company also expects to register up to an additional 3.8 million shares in connection with the proposed merger with Knogo Corporation (see Note 13. of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K).

Results of Operations

Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

Revenues for the three months ended September 30, 1994 increased 33% over the three months ended September 30, 1993. The revenue growth resulted principally from increased revenues from the Ultra-Max(R) product line primarily for hard goods retail customers and used in the Company's UPP program for source labeling; increased revenues from the sale of CCTV products used by retailers; and increased revenues from the U.S.-based Commercial/Industrial Group which markets electronic asset protection (EAP), CCTV and access control systems to non-retail customers.

Revenues from retail customers for the electronic article surveillance (EAS) product lines increased 14% to $111 million in the first quarter of fiscal 1995 compared to $97 million in the comparable period of fiscal 1994. This increase resulted principally from growth of almost 50% in revenues from the Ultra-Max product line revenues; offset in part by a 17% decline in revenues (compared to last year) from soft goods retailers for the traditional microwave product line. Revenues from the CCTV product lines for retailers exceeded $27 million for the three months ended September 30, 1994 compared to $12 million for last year's comparable period. Revenues from the Commercial/Industrial Group increased 151% to $31 million (including installation revenues) in the first quarter of fiscal 1995 due primarily to increased sales of CCTV and access control products to non-retail customers and the inclusion in the first quarter of fiscal 1995 of the operating results of certain acquisitions made throughout fiscal 1994 and in the first quarter of fiscal 1995 (aggregating $12 million).

Operating income for the three months ended September 30, 1994 increased 28% over last year's comparable period primarily due to the higher level of business; offset in part by reduced gross margins. The gross margin for the first quarter of fiscal 1995 was 54%, lower than the 55% gross margin for last year's comparable period, but equal to the gross margin achieved during the full 1994 fiscal year.

Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, were 42% for the first quarter of fiscal 1995 and fiscal 1994, but were slightly higher than for the full 1994 fiscal year (41%) as a result of relatively higher selling expenses. The aggregate amount of these expenses increased by 35% in the current year's first quarter over last year's comparable period primarily as a result of the higher level of business in fiscal 1995.

Total other non-operating expenses in the first quarter of fiscal 1995 decreased $1 million compared to the comparable period of fiscal 1994, principally due to a decrease in interest expense resulting from the conversion of 7% convertible subordinated debentures in May 1994, and an increase in interest income due primarily to higher interest rates and an increase in the amount of longer term receivables and sales-type leases (which earn interest income) outstanding throughout the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994; partially offset by higher interest rates on higher levels of short-term borrowings throughout the first quarter of fiscal 1995.

The Company utilizes interest rate swap agreements and currency forward contracts and options (derivatives) to hedge certain of its currency and interest rate risks. The Company does not enter into speculative derivative transactions. The derivative instruments it does purchase are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Notes c and f of Notes to Consolidated

Condensed Financial Statements; additionally see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's fiscal 1994 Annual Report on Form 10-K for further discussion of the Company's currency and interest rate risks and use of derivatives).

The provision for income taxes for the first quarter of fiscal 1995 is based on an estimated effective annual consolidated tax rate of 25% (the same tax rate reported on the Company's income for the full 1994 fiscal year). U.S. and Puerto Rico tax law changes and the proposed acquisition of Knogo Corporation's business interests outside of the U.S. and Canada are expected to exert upward pressure on the Company's effective tax rate. The potential effect of these items is currently being examined by the Company in order to develop strategies to minimize this effect.

Consolidated net income for the first quarter of fiscal 1995 increased $5.3 million when compared to the prior year's comparable period due primarily to the factors discussed above.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

              a)   Exhibits

                   11)  Computation of Earnings Per Common Share.
                   27)  Financial Data Schedule (for the SEC use only).

              b)   Reports on Form 8-K:

                   On August 24, 1994, the Company filed a Current Report on Form 8-K, as amended September 20, 1994, with respect to the entering of an agreement providing for the merger of Knogo Corporation's (Knogo) business interests outside of the U.S. and Canada into the Company in exchange for the Company's Common Stock valued at approximately $100 million. The agreement is subject to certain conditions, including approval of Knogo's shareholders and expiration of regulatory waiting periods. The agreement also has provisions for break-up fees, under certain conditions, payable to either party should the transaction fail to close.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                        SENSORMATIC ELECTRONICS CORPORATION



                                        By  /s/ Michael E. Pardue
                                            ------------------------------------
                                            Michael E. Pardue
                                            Executive Vice President,
                                            Chief Operating Officer,
                                            Chief Financial Officer and Director





                                            /s/ Lawrence J. Simmons
                                            ------------------------------------
                                            Lawrence J. Simmons
                                            Vice President of Finance and
                                            Chief Accounting Officer




                                        Date: November 8, 1994