Form 10-Q
period 1994-12-31
SENSORMATIC ELECTRONICS CORP
filed 1995-02-10
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

         ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   December 31, 1994                  Commission File No.  1-10739
            --------------------                                     ---------


                     SENSORMATIC ELECTRONICS CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                               34-1024665
- ----------------------------------------      --------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification
    incorporation or organization)                  Number)


          500 N.W. 12th Avenue, Deerfield Beach, Florida      33442-1795
- ------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


                               (305) 420-2000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     Same
- ------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes   X     No
                            -------     -------


The Registrant had outstanding 72,204,177 shares of Common Stock (par value $.01 per share) as of February 6, 1995.

                      SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX
                                     -----


                                   FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 31, 1994


                                                                   Page
                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements. . . . . . . . . . . . . . . 1

                   Consolidated Condensed Balance Sheets . . . . . . 2
                   Consolidated Condensed Statements of
                     Income  . . . . . . . . . . . . . . . . . . . . 3
                   Consolidated Condensed Statements of
                     Cash Flows. . . . . . . . . . . . . . . . . . . 4
                   Notes to Consolidated Condensed
                     Financial Statements. . . . . . . . . . . .   5-8

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . . .  9-14

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                     Security Holders. . . . . . . . . . . . . . .  15

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .  15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


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

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands, except par value amounts)




                                                                          December 31,                June 30,
                                                                            1994                        1994
                                                                          ----------                  --------
ASSETS

Cash and marketable securities (including
  marketable securities of $31,745 and $33,618
  at December 31 and June 30, respectively)                            $     76,084                 $    54,542
Accounts receivable, net                                                    174,474                     127,571
Receivables under deferred terms
  and installment contract obligations, net                                  82,813                      71,321
Net investment in sales-type leases                                         130,342                     109,607
Inventories, net                                                            209,303                     163,906
Revenue equipment, net                                                       55,227                      58,326
Other property, plant and equipment, net                                    128,843                     107,152
Deferred charges, patents and other assets, net                             164,511                     120,061
Costs in excess of net assets acquired, net                                 453,256                     343,017
                                                                       ------------                 -----------

                                                                       $  1,474,853                 $ 1,155,503
                                                                       ============                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                       $     41,215                 $    40,884
Accrued liabilities                                                         168,560                     143,067
Accrued and deferred income taxes payable                                    38,801                      24,687
Debt                                                                        315,634                     219,173

Stockholders' equity:

  Preferred stock, $.01 par value
  Common stock, $.01 par value, 72,137 and
     67,612 shares outstanding at December
     31 and June 30, respectively                                           689,216                     546,577
  Retained earnings                                                         275,379                     237,553
  Treasury stock, at cost                                                    (6,730)                     (7,274)
  Currency translation adjustments                                          (44,541)                    (45,603)
  Notes receivable from stock sales                                          (2,681)                     (3,561)
                                                                       ------------                 -----------
     Total stockholders' equity                                             910,643                     727,692
                                                                       ------------                 -----------
                                                                       $  1,474,853                 $ 1,155,503
                                                                       ============                 ===========


The notes to consolidated condensed financial statements on pages 5-8 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                    Three Months ended       Six Months ended
                                                       December 31,             December 31,
                                                  --------------------     ----------------------
                                                   1994         1993         1994          1993
                                                 --------     --------     --------      --------
Revenues:
   Sales                                           $190,495    $136,052     $354,393     $258,639
   Rentals                                           11,155      11,715       23,050       22,564
   Other                                             16,177      12,102       31,266       21,950
                                                   --------     -------     --------     --------
      Total revenues                                217,827     159,869      408,709      303,153

Operating costs and expenses:
   Costs of sales                                    86,382      61,273      161,752      116,608
   Depreciation on revenue
      equipment                                       3,222       4,361        6,903        8,032
   Selling, customer service and
      administrative                                 84,741      59,194      160,118      114,301
   Research, development and
      engineering                                     5,238       3,997       10,268        8,482
   Amortization of intangible
      assets                                          3,075       2,516        6,095        4,932
                                                   --------    --------     --------     --------
      Total operating costs
         and expenses                               182,658     131,341      345,136      252,355
                                                   --------    --------     --------     --------

Operating income                                     35,169      28,528       63,573       50,798

Other expenses, net                                  (1,479)     (3,406)      (3,092)      (5,870)
                                                   --------    --------     --------     --------

Income before income taxes                           33,690      25,122       60,481       44,928

Provision for income taxes                            8,400       6,300       15,100       11,300
                                                   --------    --------     --------     --------

Net income                                         $ 25,290    $ 18,822     $ 45,381     $ 33,628
                                                   ========    ========     ========     ========

Primary earnings per
   common share                                    $    .36    $    .31     $    .65     $    .55
                                                   ========    ========     ========     ========

Fully diluted earnings
   per common share                                $    .36    $    .29     $    .65     $    .53
                                                   ========    ========     ========     ========

Cash dividends per common
   share                                           $   .055    $    .05     $    .11     $    .10
                                                   ========    ========     ========     ========

Common shares used in
   computation of:

   Primary earnings per
      common share                                   70,410      61,070       70,139       60,671
                                                   ========    ========     ========     ========

   Fully diluted earnings per
      common share                                   70,598      68,665       70,312       68,333
                                                   ========    ========     ========     ========

The notes to consolidated condensed financial statements on pages 5-8 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                 (In thousands)


                                                                                  1994                     1993
                                                                               ---------                 --------
Cash flows from operating activities:
  Net income                                                                    $45,381                  $33,628
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                            17,513                   17,545
        Other non-cash charges to operations                                      6,685                    5,772
        Net changes in operating assets and
          liabilities, net of effect of
          acquisitions                                                          (97,289)                 (41,239)
                                                                               --------                 --------
  Net cash provided by (used in) operating
        activities                                                              (27,710)                  15,706
                                                                               --------                 --------
Cash flows from investing activities:
  Capital expenditures                                                          (22,879)                 (26,954)
  Cash acquired from (paid for) acquisitions
     and other investments                                                        5,761                   (5,957)
  Maturities of marketable securities                                             2,162                   10,560
  Increase in revenue equipment
     and inventory available for lease                                           (1,834)                 (14,654)
  Purchases of marketable securities                                               (300)                 (16,769)
  Other, net                                                                      1,363                    1,507
                                                                               --------                 --------
     Net cash used in investing activities                                      (15,727)                 (52,267)
                                                                               --------                 --------
Cash flows from financing activities:
  Bank borrowings (net of effect of
     acquisitions)                                                               67,629                   15,454
  Cash dividends                                                                 (7,555)                  (5,851)
  Proceeds from issuances of common stock
     under employee benefit plans, net                                            5,898                    5,390
  Other, net                                                                        880                     (459)
                                                                               --------                 --------
     Net cash provided by financing activities                                   66,852                   14,534
                                                                               --------                 --------
Net increase (decrease) in cash                                                  23,415                  (22,027)

Cash at beginning of period                                                      20,924                   89,101
                                                                               --------                 --------

Cash at end of period                                                            44,339                   67,074
Marketable securities at end of period                                           31,745                   34,882
                                                                               --------                 --------
Cash and marketable securities at end of
  period                                                                       $ 76,084               $  101,956
                                                                               ========               ==========

The notes to consolidated condensed financial statements on pages 5-8 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a)  Receivables and net investment in sales-type leases


    Accounts receivable are stated net of an allowance for doubtful accounts of $10.4 million at December 31 and June 30, 1994.

    Receivables under deferred terms, substantially all of which mature within one year, and installment contract obligations are stated net of the following at December 31 and June 30, 1994 (in millions):

                                                 December 31         June 30
                                                 -----------        --------
    Allowance for doubtful accounts                $  6.7            $  6.4
    Unearned interest and maintenance              $ 18.6            $ 19.5


    Net investment in sales-type leases (leases) is stated net of the following at December 31 and June 30, 1994 (in millions):

                                                 December 31         June 30
                                                 -----------        ---------
    Allowance for uncollectible minimum
      lease payments                               $  2.6           $  3.4
    Unearned interest and maintenance              $ 43.4           $ 38.6

    The Company accrued loss contingencies at December 31 and June 30, 1994 of $1.8 million and $1.3 million, respectively, related to $273.5 million and $199.9 million, respectively, of receivables and leases sold to and outstanding with third party financing institutions which are subject to full or partial repurchase. At December 31 and June 30, 1994, accounts receivable assigned to and outstanding with a third party financing institution (substantially all of which are not subject to recourse) were $55.3 million and $57.9 million, respectively, of which the financing institution had advanced $50 million to the Company (bearing interest at fluctuating rates). The Company received net proceeds of $200.5 million and $134.4 million upon the sale or assignment of receivables and leases in the six months ended December 31, 1994 and 1993, respectively. At December 31 and June 30, 1994 balances due from financing institutions related to these transactions aggregated $24.2 million and $29.1 million, respectively, and are due within one year (classified as other assets).

b)  Inventories

    At December 31 and June 30, 1994, inventories are comprised of parts inventory of $32.8 million and $34.1 million, work-in-process of $23.2 million and $20.0 million and inventory available for sale or lease of $153.3 million and $109.8 million, respectively; and are net of allowance for inventory losses of $10.0 million and $10.6 million, respectively.

c)  Debt

    Debt at December 31 and June 30, 1994 is summarized as follows
    (in millions):

                                               December 31           June 30
                                               -----------          --------
    Senior Notes                               $ 135.0              $ 135.0
    Unsecured revolving credit notes
      payable                                    170.8                 64.0
    Capital lease obligations and other,
      net                                          9.8                 20.2
                                               -------              -------
                                               $ 315.6              $ 219.2
                                               =======              =======

    At December 31, 1994, the Company had approximately $63.2 million of unused credit under all of its line of credit arrangements.

    In January 1993, the Company issued $135 million aggregate principal amount of 8.21% Senior Notes due January 2003 (the Senior Notes). Subsequently, the Company entered into fixed to floating interest rate swap agreements in order to reduce the Company's interest expense by taking advantage of lower short-term interest rates prevailing through the end of fiscal 1994 and match the maturities of its invested cash and marketable securities (see Note f)(ii). The effective interest rate on the Senior Notes for the six months ended December 31, 1994 and 1993 was 9.5% and 6.2%, respectively. This increase in the effective interest rate on the Senior Notes during the first six months of fiscal 1995 was offset in part by higher effective interest rates earned on invested cash and marketable securities.

    Interest expense for the six months ended December 31, 1994 and 1993 was $12.7 million and $11.6 million, respectively. The Company made interest payments of $11.8 million and $10.8 million for the six months ended December 31, 1994 and 1993, respectively.

d)  Income taxes

    For the six months ended December 31, 1994 and 1993, the provision for income taxes was computed using an estimated annual effective tax rate based on a United States statutory rate of 35% adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired and international tax rate differentials.

    The Company made income tax payments of $2.6 million and $6.0 million for the six months ended December 31, 1994 and 1993, respectively.

e)  Acquisitions

    On December 29, 1994, the Company acquired through a merger the operations of Knogo Corporation ("Knogo") outside of the United States, Puerto Rico and Canada for approximately 3.1 million shares of the Company's Common Stock (with a value of approximately $101 million). Knogo's international operations constituted one of the leading loss prevention businesses in Europe and Asia.

    The acquisition was accounted for under the purchase method and resulted in cost in excess of net assets acquired of approximately $88 million (based on a preliminary allocation of the purchase price) which is being amortized over 40 years.

    Knogo post-acquisition operations (two-day period ended December 31, 1994) are included in the Company's fiscal 1995 financial statements. The significant assets acquired and liabilities assumed and/or incurred in connection with the Knogo acquisition were included in the Company's December 31, 1994 balance sheet as follows:

        Cash and marketable securities                                 $ 5.8
        Accounts receivable, net                                        15.0
        Net investment in sales-type leases                             23.6
        Inventories, net                                                11.9
        Deferred charges, patents and other assets, net                  9.7
        Accrued liabilities                                             28.4
        Debt                                                            23.0

    The Company's unaudited pro forma consolidated condensed statements of income for the six months ended December 31, 1994 and 1993, assuming the acquisition of Knogo was effected at the beginning of each such period, are summarized as follows:

                                                   1994                   1993
                                                 --------               --------
        Total revenues                           $441,175               $339,180
        Net income                               $ 45,753               $ 38,322
        Primary earnings per share               $    .62               $    .60
        Fully diluted earnings per share         $    .62               $    .57

    This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the dates assumed and is not necessarily indicative of results expected for the full year (see the financial statements and other information contained in the Company's Current Report on Form 8-K/A filed January 27, 1995).

    In connection with acquisitions, for the six months ended December 31, 1994 and 1993 the market value of the assets acquired was as follows (in millions):

                                                 1994                   1993
                                               -------                -------
    Cash paid (acquired), net                  $ (5.8)                $  4.6
    Liabilities assumed and/or incurred          65.8                    2.2
    Common stock issued                         137.3                   14.9
                                               ------                 ------
    Market value of assets acquired            $197.3                 $ 21.7
                                               ======                 ======

f)  Financial Instruments

    (i)         Currency hedging instruments

    The Company has a policy of purchasing forward exchange contracts and options (forward contracts and options) designated to hedge certain intercompany transactions and identifiable anticipatory intercompany commitments which are denominated in foreign currencies. At December 31, 1994, the Company owned forward contracts and options which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1995 and 1996 intercompany transactions and commitments, as follows (in millions):

                                         1996                         1995
                                         ----                         ----
    Currencies                   Options     Forwards         Options      Forwards
    ----------                   -------     --------         -------      --------
    French Francs                 $  -        $ 39.2           $ 1.8        $ 22.9
    Deutschemarks                    -          29.3             1.8          14.7
    British Pounds                   -          25.1               -          17.1
    Other                            -          12.6               -          16.6
                                  ----        ------           -----        ------
                                  $  -        $106.2           $ 3.6        $ 71.3
                                  ====        ======           =====        ======

    (ii)        Interest rate swap agreements

    The Company has entered into interest swap agreements with financial institution counterparties in order to manage its exposure to interest rate fluctuations associated with certain transactions and debt. (See notes 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K for additional discussion). At December 31, 1994, the Company was a party to the following swap agreements (in millions):

    FIXED TO FLOATING SWAP AGREEMENTS

     Notional          Expiration          Floating Rate         Fixed Rate
      Amount              Date              to be Paid         to be Received
    ----------        ------------        ---------------     ----------------
      $50.0           February 1996       6 Month LIBOR            5.45%
       50.0           February 1996       6 Month LIBOR            5.40%
       35.0           June 1996           6 Month LIBOR            5.01%

    The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at December 31, 1994 was 7.0% and 5.3%, respectively (see Note c).

    FLOATING TO FIXED SWAP AGREEMENTS

     Notional          Expiration         Fixed Rate       Floating Rate
      Amount             Date             to be Paid       to be Received
    ----------        ------------       ------------     ----------------
     $15.5             May 1999             7.75%         1 Month LIBOR
       6.0             April 2000           6.58%         1 Month LIBOR
       5.6             April 1999           4.60%         1 Month LIBOR
       5.0             August 1998          4.80%         1 Month LIBOR
       3.6             May 1998             4.94%         1 Month LIBOR
       2.3             March 1999           4.65%         1 Month LIBOR

    The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at December 31, 1994 was 6.3% and 6.0%, respectively.

g)  Reclassifications

    Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. On December 29, 1994, the Company acquired through a merger the operations of Knogo Corporation ("Knogo") outside of the United States, Puerto Rico and Canada and, accordingly, Knogo post-acquisition operations (two-day period ended December 31, 1994) are included in the fiscal 1995 financial statements. (See Note e of Notes to Consolidated Condensed Financial Statements). This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1994 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

Financial Condition

The Company's overall financial condition remained strong as reflected in the Consolidated Condensed Balance Sheet at December 31, 1994 compared to June 30, 1994. Cash and marketable securities increased $22 million primarily due to net short-term borrowings ($68 million, excluding $23 million of debt assumed from the Knogo acquisition); offset in part by: (a) net cash used in operations ($28 million) due primarily to increases in receivables, net investment in sales-type leases (Leases) and inventories, and a decrease in accrued liabilities, and (b) net capital expenditures ($23 million). Total stockholders' equity at December 31 increased $183 million over the June 30 balance to $911 million while debt increased by $96 million to $316 million, resulting in a debt-to-total capitalization ratio of .26 to 1 at December 31, 1994, compared to .23 to 1 at June 30, 1994.

Total receivables and Leases increased to $388 million at September 30, 1994 from $309 million at June 30, 1994 resulting principally from the acquisition of Knogo (approximately $15 million of accounts receivable and $24 million of Leases) and from a higher level of business in the first half of fiscal 1995; offset in part by net sales and assignments of receivables and Leases to third party financing institutions in the first half of fiscal 1995.

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

The Company continues to manage its receivables by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of third party financing institutions to sell or assign receivables and Leases. The results have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its longer term receivables and Leases into cash as needed. The Company received proceeds of $201 million and $134 million from the sale and assignment of receivables and Leases during the first half of fiscal 1995 and 1994, respectively (net of repurchases).

The Company believes its allowance for doubtful accounts related to receivables and Leases, and its reserve related to receivables and Leases sold to financing institutions which are subject to full or partial repurchase, are adequate after taking into account, among other things: (a) the aging of its receivables and Leases (including those repurchased or subject to repurchase from financing institutions) ; (b) the payment history of its customers; (c) the Company's security interest position in equipment financed under deferred terms and installment sales contracts and the Company's retention of title in equipment under Leases; (d) its ability to re-market such equipment if needed; (e) the prospects of its collection efforts; and (f) its relationship with major retail customers. Additionally, with the rapid broadening of the Company's customer base both geographically and to include hard goods retailers, commercial and industrial customers, and manufacturers and vendors providing retailers with source labeled merchandise under the Company's Universal Product Protection (UPP(SM)) program, the Company's historical concentration in soft goods retailers, where the more significant aging of receivables was experienced, is being reduced.

Inventories at December 31, 1994 increased $45 million over June 30, 1994 due principally to the acquisition of Knogo ($12 million) and to meet forecasted production and sales levels. Deferred charges and other assets increased $44 million primarily as a result of deferred taxes and other assets related to companies acquired in the first half of fiscal 1995.

In addition, as a result of the acquisition of Knogo, the Company acquired approximately $4 million of revenue equipment, $5 million of other property, plant and equipment and assumed or incurred approximately $54 million of accounts payable, accrued liabilities, income taxes payable and debt; which generated approximately $88 million of cost in excess of net assets acquired (based on a preliminary allocation of the purchase price).

The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by future operating activities (including the sale and assignment of receivables and Leases to financing institutions), existing cash and marketable securities ($76 million at December 31, 1994), and funds available from existing worldwide credit lines ($63 million unused at December 31, 1994).

In February 1994, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which the Company is able to issue up to 4.5 million shares of its Common Stock. These securities are intended to be used in connection with acquisitions of other businesses or assets (approximately 2.5 million shares remain available).

Results of Operations

Three Months and Six Months Ended December 31, 1994 Compared to
Three Months and Six Months Ended December 31, 1993

Revenues for the three months and six months ended December 31, 1994 increased 36% and 35%, respectively, over the three months and six months ended December 31, 1993. The revenue growth resulted principally from increased revenues from the Ultra-Max(R) product line primarily for hard goods retail customers and used in the Company's UPP program for source labeling; increased revenues from the sale of CCTV products used by retailers; increased revenues from the U.S.-based Commercial/Industrial Group which markets electronic asset protection (EAP), CCTV and access control systems to non-retail customers.

Revenues from retail customers for the electronic article surveillance (EAS) product lines increased 22% to $126 million in the second quarter of fiscal 1995 and 18% to $237 million in the first six months of fiscal 1995 compared to $103 million and $200 million in the comparable periods of fiscal 1994. These increases resulted principally from growth in revenues in excess of 50% in the second quarter and in the first six months of fiscal 1995 (compared to last year) from the Ultra-Max product line; offset in part by a decline in revenues in the second quarter and in the first six months in fiscal 1995 (compared to last year) from soft goods retailers for the traditional microwave product line.

Revenues from the CCTV product lines for retailers increased to $29 million and $56 million for the second quarter and the first six months of fiscal 1995, respectively, compared to $16 million and $29 million in the comparable periods of fiscal 1994. Revenues from the U.S.-based Commercial/Industrial Group increased 106% to $35 million and 128% to $66 million (including installation revenues) in the second quarter and the first six months of fiscal 1995 compared to fiscal 1994, respectively, due primarily to increased sales of CCTV and access control products to non-retail customers and the inclusion in the second quarter and the first six months of fiscal 1995 of the revenues of certain acquisitions made throughout fiscal 1994 and in the first quarter of fiscal 1995 (aggregating $6 million and $18 million, respectively).

Operating income for the three and six months ended December 31, 1994 increased 23% and 25%, respectively, over last year's comparable period primarily due to the higher level of business; offset in part by slightly lower gross margins in the first six months of fiscal 1995 compared to fiscal 1994. Gross margins for the second quarter and first six months of fiscal 1995 were 55% and 54%, respectively, compared to 55% for last year's comparable periods.

Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, increased to 41% and 42% for the second quarter and the first six months of fiscal 1995, respectively, compared to 40% and 41% for the comparable periods in fiscal 1994 as a result of relatively higher selling expenses incurred in selling EAS products in certain Latin America countries and in selling CCTV and access control products to commercial and industrial customers worldwide. The aggregate amount of these expenses increased by 39% in the current year's first six months over last year's comparable period primarily as a result of the higher level of business in fiscal 1995.

Total net other non-operating expenses in the second quarter and the first six months of fiscal 1995 decreased by $2 million and $3 million, respectively, compared to the comparable periods of fiscal 1994, principally due to a decrease in interest expense resulting from the conversion of 7% convertible subordinated debentures in May 1994, and an increase in interest income due primarily to higher interest rates and an increase in the average amount of longer term receivables and Leases (which earn interest income) outstanding throughout the first six months of fiscal 1995 compared to the first six months of fiscal 1994; partially offset by higher interest rates on higher average levels of short-term borrowings throughout the first six months of fiscal 1995.

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

The provision for income taxes for the first six months of fiscal 1995 is based on an estimated effective annual consolidated tax rate of 25% (the same tax rate reported on the Company's income for the full 1994 fiscal year). Changes in U.S. and Puerto Rico tax law and the recent acquisition of Knogo are expected to exert upward pressure on the Company's effective tax rate. The potential effect of these items is continually being examined by the Company in order to develop strategies to minimize this effect.

Consolidated net income for the second quarter and first six months of fiscal 1995 increased 34% to $25 million and 35% to $45 million, respectively, when compared to the prior year's comparable periods due primarily to the factors discussed above.

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on November 11, 1994. The following business was transacted:

Re-elected as directors of the Company were Jerome M. LeWine and Michael E. Pardue, Executive Vice President, Chief Operating Officer and Chief Financial Officer, to serve for three-year terms. The terms of office of the following, as directors, continued after the meeting: Ronald G. Assaf, Thomas V. Buffett, James E. Lineberger, Dr. Arthur G. Milnes and John T. Ray, Jr.

The Company's 1995 Stock Incentive Plan was approved with 40,201,558 shares of the outstanding Common Stock of the Company voting in favor of, and 16,156,732 shares voting against its adoption, with 315,684 shares abstaining.

The Company's Employee Stock Purchase Plan was amended to extend its term to December 31, 1999 with 55,110,130 shares of the outstanding Common Stock of the Company voting in favor of, and 1,251,715 shares voting against its adoption, with 312,129 shares abstaining.

Item 6.       Exhibits and Reports on Form 8-K

                    a)    Exhibits

                          11)  Computation of Earnings Per Common Share.
                          27)  Financial Data Schedule (for SEC use only).

                    b)    Reports on Form 8-K:

                          There were no reports on Form 8-K filed during the three-month period ended December 31, 1994.

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





                                                /S/ Lawrence J. Simmons
                                                ------------------------------
                                                Lawrence J. Simmons
                                                Vice President of Finance and
                                                Chief Accounting Officer




                                       Date: February 8, 1995