Form 10-Q
period 1995-03-31
SENSORMATIC ELECTRONICS CORP
filed 1995-05-15
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

         ( X ) QUARTERLY REPORT                 (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   March 31, 1995                     Commission File No.  1-10739
             ------------------                                       ----------


                       SENSORMATIC ELECTRONICS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                        34-1024665
- ---------------------------------                -------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)


    500 N.W. 12th Avenue, Deerfield Beach, Florida          33442-1795
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                (305) 420-2000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     Same
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes    X   .      No        .
                             -------          -------


The Registrant had outstanding 72,800,032 shares of Common Stock (par value $.01 per share) as of May 8, 1995.

                      SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX


                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1995


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

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except par value amounts)


                                                                           March 31,          June 30,
                                                                             1995               1994
                                                                         ------------      -------------
ASSETS

Cash and marketable securities (including
   marketable securities of $29,239 and $33,618
   at March 31 and June 30, respectively)                                $     82,389      $      54,542
Accounts receivable, net                                                      206,512            127,571
Deferred and installment receivables, net                                     100,596             71,321
Net investment in sales-type leases                                           136,444            109,607
Inventories, net                                                              226,720            163,906
Revenue equipment, net                                                         58,640             58,326
Other property, plant and equipment, net                                      142,955            107,152
Deferred income taxes, patents and other
   assets, net                                                                158,675            120,061
Costs in excess of net assets acquired, net                                   490,225            343,017
                                                                         ------------      -------------
                                                                         $  1,603,156      $   1,155,503
                                                                         ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                         $     48,737      $      40,884
Accrued liabilities                                                           189,127            143,067
Accrued and deferred income taxes payable                                      36,954             24,687
Debt                                                                          377,487            219,173

Stockholders' equity:

   Preferred stock, $.01 par value
   Common stock, $.01 par value, 72,788 and
     67,612 shares outstanding at March 31
     and June 30, respectively                                                703,251            546,577
   Retained earnings                                                          295,500            237,553
   Treasury stock, at cost                                                     (6,730)            (7,274)
   Currency translation adjustments                                           (38,508)           (45,603)
   Notes receivable from stock sales                                           (2,662)            (3,561)
                                                                         ------------      -------------
     Total stockholders' equity                                               950,851            727,692
                                                                         ------------      -------------
                                                                         $  1,603,156      $   1,155,503
                                                                         ============      =============


     The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                         Three Months ended                 Nine Months ended
                                                              March 31,                          March 31,
                                                     -------------------------           -----------------------
                                                       1995             1994               1995           1994
                                                     --------         --------           --------       --------
Revenues:
  Sales                                              $204,563         $137,889           $558,956       $396,528
  Rentals                                              13,809           11,134             36,859         33,698
  Other                                                20,255           13,130             51,521         35,080
                                                     --------         --------           --------       --------

    Total revenues                                    238,627          162,153            647,336        465,306

Operating costs and expenses:
  Costs of sales                                       94,945           62,976            256,697        179,584
  Depreciation on revenue
    equipment                                           4,630            3,575             11,533         11,607
  Selling, customer service and
    administrative                                     95,388           63,448            255,505        177,749
  Research, development and
    engineering                                         5,499            4,369             15,768         12,851
  Amortization of intangible
    assets                                              3,875            2,650              9,970          7,582
                                                     --------         --------           --------       --------

  Total operating costs
    and expenses                                      204,337          137,018            549,473        389,373
                                                     --------         --------           --------       --------

Operating income                                       34,290           25,135             97,863         75,933

Other expenses, net                                    (2,170)          (3,241)            (5,262)        (9,111)
                                                     --------         --------           --------       --------

Income before income taxes                             32,120           21,894             92,601         66,822

Provision for income taxes                              8,000            5,500             23,100         16,800
                                                     --------         --------           --------       --------

Net income                                           $ 24,120         $ 16,394           $ 69,501       $ 50,022
                                                     ========         ========           ========       ========

Primary earnings per
  common share                                       $    .33         $    .27           $    .97       $    .82
                                                     ========         ========           ========       ========

Fully diluted earnings
  per common share                                   $    .33         $    .26           $    .97       $    .79
                                                     ========         ========           ========       ========

Cash dividends per common
  share                                              $   .055         $   .055           $   .165       $   .155
                                                     ========         ========           ========       ========

Common shares used in
  computation of:

  Primary earnings per
    common share                                       73,803           61,235             71,360         60,973
                                                     ========         ========           ========       ========

  Fully diluted earnings per
    common share                                       73,803           68,515             71,459         68,253
                                                     ========         ========           ========       ========


    The notes to consolidated condensed financial statements on pages 5-7 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In thousands)


                                                                            1995               1994
                                                                         ---------           --------
Cash flows from operating activities:
  Net income                                                             $  69,501           $ 50,022
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization                                        28,361             26,373
       Other non-cash charges to operations                                 11,277              8,904
       Net changes in operating assets and
       liabilities, net of effect of
       acquisitions                                                       (159,752)           (70,495)
                                                                         ---------           --------
    Net cash provided by (used in) operating
       activities                                                          (50,613)            14,804
                                                                         ---------           --------

Cash flows from investing activities:
  Capital expenditures                                                     (39,227)           (36,112)
  Increase in revenue equipment
    and inventory available for lease                                       (7,879)           (12,078)
  Maturities of marketable securities                                        7,465             12,468
  Cash paid for acquisitions and
    other investments                                                       (1,518)           (10,363)
  Purchases of marketable securities                                          (300)           (18,509)
  Other, net                                                                 2,532              2,193
                                                                         ---------           --------

    Net cash used in investing activities                                  (38,927)           (62,401)
                                                                         ---------           --------


Cash flows from financing activities:
  Bank borrowings (net of effect of
    acquisitions)                                                          122,756              6,782
  Cash dividends                                                           (11,555)            (9,116)
  Proceeds from issuances of common stock
    under employee benefit plans, net                                        9,247             13,147
  Repayments of debt                                                          (371)            (9,456)
  Other, net                                                                 1,689              1,737
                                                                         ---------           --------

    Net cash provided by financing activities                              121,766              3,094
                                                                         ---------           --------

Net increase (decrease) in cash                                             32,226            (44,503)
                                                                         ---------           --------

Cash at beginning of period                                                 20,924             89,101
                                                                         ---------           --------

Cash at end of period                                                       53,150             44,598
Marketable securities at end of period                                      29,239             34,665
                                                                         ---------           --------

Cash and marketable securities at end of
  period                                                                 $  82,389           $ 79,263
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

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a)  Receivables and net investment in sales-type leases

    Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (sales-type leases) (which have periodic payments over lease terms from five to six years) at March 31, 1995 and June 30, 1994 are summarized as follows (in millions):

                                                                                  March 31,              June 30,
                                                                                    1995                   1994
                                                                                  --------               -------
    Accounts receivable                                                           $ 217.9                $ 138.0
    Deferred and installment receivables                                            126.0                   97.2
    Sales-type leases                                                               184.3                  151.6
                                                                                  -------                -------
    Gross receivables and sales-type leases                                         528.2                  386.8
    Less allowance for doubtful accounts                                            (20.5)                 (20.2)
    Unearned interest and maintenance                                               (64.2)                 (58.1)
                                                                                  -------                -------
    Net receivables and leases                                                    $ 443.5                $ 308.5
                                                                                  =======                =======

    The Company received net proceeds of $307.0 million and $221.4 million from the sale or assignment of certain of its receivables and sales-type leases in the nine months ended March 31, 1995 and 1994, respectively. The uncollected principal balance of receivables and sales-type leases sold which is subject to varying amounts of recourse totaled $297.8 million and $199.9 million at March 31, 1995 and June 30, 1994, respectively. Adequate provisions have been made for sold receivables and leases and are included in accrued liabilities.

b)  Inventories

    At March 31, 1995 and June 30, 1994, inventories are comprised of parts inventory of $42.4 million and $34.1 million, work-in-process of $24.6 million and $20.0 million and inventory available for sale or lease of $159.7 million and $109.8 million, respectively; and are net of allowance for inventory losses of $10.5 million and $10.6 million, respectively.

c)  Deferred income taxes, patents and other assets

    At March 31, 1995 and June 30, 1994, deferred income taxes, patents and other assets are comprised of the following (in millions):

                                                                           March 31,                     June 30,
                                                                             1995                          1994
                                                                           --------                      -------
    Deferred income taxes                                                   $ 46.0                        $ 36.2
    Patents and other intangibles                                             36.9                          25.5
    Prepaid expenses and deposits                                             26.0                          14.6
    Receivables from financing institutions
      (due within one year)                                                   18.3                          29.2
    Deferred charges                                                          14.7                           4.9
    Other                                                                     16.8                           9.7
                                                                            ------                        ------
                                                                            $158.7                        $120.1
                                                                            ======                        ======

d)  Income taxes

    For the nine months ended March 31, 1995 and 1994, the provision for income taxes was computed using an estimated annual effective tax rate based on a United States statutory rate of 35% adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired, international tax rate differentials and anticipated reductions of prior years' accruals.

e)  Acquisitions

    On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada for approximately 3.1 million shares of the Company's Common Stock of Knogo Corporation ("Knogo"). These operations were one of the leading loss prevention businesses in Europe and Asia. Knogo post-acquisition operations (the period from December 30, 1994 through March 31, 1995) are included in the Company's fiscal 1995 financial statements.

    The acquisition was accounted for under the purchase method and resulted in cost in excess of net assets acquired of approximately $108 million (based on a preliminary allocation of the purchase price) which is being amortized over 40 years.

    The significant assets acquired and liabilities assumed and/or incurred in connection with the Knogo acquisition were as follows:

        Cash and marketable securities                               $ 5.8
        Accounts receivable, net                                      15.0
        Net investment in sales-type leases                           16.6
        Inventories, net                                              10.2
        Deferred charges, patents and other assets, net               10.5
        Accrued liabilities                                           36.1
        Debt                                                          23.0

    The Company's unaudited pro forma consolidated condensed statements of income for the nine months ended March 31, 1995 and 1994, assuming the acquisition of Knogo was effected at the beginning of each such period, are summarized as follows:

                                                                            1995                   1994
                                                                          --------               --------
        Total revenues                                                    $679,802               $517,172
        Net income                                                        $ 69,623               $ 55,981
        Primary earnings per share                                        $    .95               $    .87
        Fully diluted earnings per share                                  $    .95               $    .84

    This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the dates assumed and is not necessarily indicative of results expected for the full year (see the financial statements and other information contained in the Company's Current Report on Form 8-K filed January 11, 1995, as amended on Form 8-K/A filed January 27, 1995).

f)  Financial Instruments

    (i)         Currency hedging instruments

    The Company has a policy of purchasing forward exchange contracts and options designated to hedge certain intercompany transactions and identifiable anticipatory intercompany commitments which are denominated in foreign currencies. At March 31, 1995, the Company owned forward exchange contracts and options which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1995 and 1996 intercompany transactions and commitments, as follows (in millions):

                                                    1996                                       1995
                                                    ----                                       ----
    Currencies                            Options         Forwards                  Options           Forwards
    ----------                            -------         --------                  -------           --------
    French Francs                           $  -           $ 50.0                    $ 1.8             $ 15.5
    Deutschemarks                              -             34.1                      1.8               10.0
    British Pounds                             -             34.7                        -               10.3
    Other                                      -             14.7                        -               10.5
                                            ----           ------                    -----             ------
                                            $  -           $133.5                    $ 3.6             $ 46.3
                                            ====           ======                    =====             ======

    (ii)        Interest rate swap agreements

    The Company has entered into interest swap agreements with financial institution counterparties in order to manage its exposure to interest rate fluctuations associated with certain transactions and debt. (See notes 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K for additional discussion). At March 31, 1995, the Company was a party to the following swap agreements (in millions):

    FIXED TO FLOATING SWAP AGREEMENTS

    Notional                   Expiration                  Floating Rate               Fixed Rate
      Amount                      Date                      to be Paid               to be Received
    --------                 -------------                 -------------             --------------
      $50.0                  February 1996                 6 Month LIBOR                   5.45%
       50.0                  February 1996                 6 Month LIBOR                   5.40%
       35.0                  June 1996                     6 Month LIBOR                   5.01%

    The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at March 31, 1995 was 6.5% and 5.3%, respectively.

    FLOATING TO FIXED SWAP AGREEMENTS

    Notional                  Expiration                     Fixed Rate               Floating Rate
      Amount                     Date                        to be Paid              to be Received
    --------                 -----------                     ----------              --------------
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

    The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at March 31, 1995 was 6.3% and 6.1%, respectively.

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

Financial Condition

The Company's overall financial condition remained strong. Cash and marketable securities increased $28 million primarily due to an increase in net short-term borrowings ($123 million); offset in part by: (a) net cash used in operations ($50 million) due primarily to increases in receivables, net investment in sales-type leases (sales-type leases) and inventories, and (b) net capital expenditures ($39 million). Total stockholders' equity at March 31 increased $223 million over the June 30 balance to $951 million while debt increased by $158 million to $377 million, resulting in a debt-to-total capitalization ratio of .28 to 1 at March 31, 1995, compared to .23 to 1 at June 30, 1994.

Total receivables and sales-type leases increased to $444 million at March 31, 1995 from $309 million at June 30, 1994 resulting principally from a higher level of business in the first nine months of fiscal 1995 and from the acquisition of Knogo (approximately $32 million); offset in part by an increase in net sales and assignments of receivables and sales-type leases to third party financing institutions in the first nine months of fiscal 1995.

The Company has historically had a high level of receivables outstanding measured as a percentage of revenues. This results in part from the strategy of using its financial strength as a marketing tool in obtaining new business. The Company continues to manage its receivables by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of financing institutions to sell or assign receivables and sales-type leases. The results have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its longer term receivables and sales-type leases into cash as needed (see Note a of Notes to Consolidated Condensed Financial Statements.

The Company believes its allowance for doubtful accounts related to receivables and sales-type leases, and its reserve related to receivables and sales-type leases sold to financing institutions which are subject to full or partial recourse, are adequate after taking into account, among other things: (a) the aging of its receivables and sales-type leases (including those repurchased or subject to repurchase from financing institutions); (b) the payment history of its customers; (c) the Company's security interest in equipment financed under deferred and installment sales contracts and the Company's retention of title in equipment under sales-type leases; (d) its ability to re-market such equipment if needed; (e) the prospects of its collection efforts; and (f) its relationship with major retail customers. Additionally, with the rapid broadening of the Company's customer base both geographically and to include hard goods retailers, and commercial and industrial customers, the Company's historical concentration in soft goods retailers is being reduced.

Inventories at March 31, 1995 increased $63 million over June 30, 1994 due principally to meet forecasted production and sales levels and the acquisition of Knogo ($10 million). In January 1995 the Company launched a focused initiative aimed at reducing the growth of its inventory. Subsequent increases were primarily in work-in-process and raw materials to meet forecasted fourth quarter requirements, historically the Company's largest revenue producing quarter.

Deferred charges and other assets increased $39 million primarily as a result of deferred taxes and other assets related to companies acquired in the first nine months of fiscal 1995.

The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by future operating activities (including the sale and assignment of receivables and sales-type leases to financing institutions), existing cash and marketable securities and funds available from existing worldwide credit lines ($49 million unused at March 31, 1995).

The Company registered 4.5 million shares of Common Stock through a shelf registration statement in February 1994. Approximately 2.5 million shares remain available and may be used in connection with acquisitions of other businesses or assets.

Results of Operations

Three Months and Nine Months Ended March 31, 1995 Compared to Three Months and Nine Months Ended March 31, 1994

Revenues for the three months and nine months ended March 31, 1995 increased 47% and 39%, respectively, over the three months and nine months ended March 31, 1994. The revenue growth resulted principally from increased EAS revenues particularly from the Ultra-Max(R) product line, which is primarily for hard goods retail customers and is used in the Company's Universal Product Protection (UPP(SM)) program for source labeling; increased sales of CCTV products used by retailers; and increased revenues from the U.S.-based Commercial/Industrial Group.

Revenues from retail customers for the EAS product lines increased 40% to $137 million in the third quarter of fiscal 1995 and 25% to $375 million in the first nine months of fiscal 1995 from the comparable periods of fiscal 1994. These increases resulted principally from growth in revenues in excess of 55% in the third quarter and in the first nine months of fiscal 1995 (compared to last year) from the Ultra-Max product line, and the inclusion in the third quarter of fiscal 1995 of revenues from the Knogo product line ($12 million).

Revenues from the CCTV product lines for retailers increased 35% to $23 million and 78% to $82 million for the third quarter and the first nine months of fiscal 1995, respectively, from the comparable periods of fiscal 1994. Revenues from the U.S.-based Commercial/Industrial Group increased 79% to $38 million and 105% to $104 million (including installation revenues) in the third quarter and the first nine months of fiscal 1995 compared to fiscal 1994, respectively, due primarily to increased sales of CCTV and access control products to non-retail customers, and revenue from recent acquisitions.

Operating income for the three and nine months ended March 31, 1995 increased 36% and 29%, respectively, over last year's comparable period primarily due to the higher level of business; offset in part by slightly lower gross margins in the first nine months of fiscal 1995 compared to fiscal 1994. Gross margins for the third quarter and first nine months of fiscal 1995 were 54%, compared to 54% and 55%, respectively, for last year's comparable periods.

Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, was 42% for the third quarter and the first nine months of fiscal 1995, compared to 42% and 41%, respectively, for the comparable periods in fiscal 1994. The aggregate amount of these expenses increased by 42% in the current year's first nine months over last year's comparable period primarily as a result of the higher level of business in fiscal 1995.

Total net other non-operating expenses in the third quarter and the first nine months of fiscal 1995 decreased by $1 million and $4 million, respectively, compared to the comparable periods of fiscal 1994.

The Company utilizes interest rate swap agreements and currency forward contracts and options (derivatives) to hedge certain of its currency and interest rate risks. The Company does not enter into speculative derivative transactions. The derivative instruments it does purchase are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Note f of Notes to Consolidated Condensed Financial Statements; additionally see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's fiscal 1994 Annual Report on Form 10-K for further discussion of the Company's currency and interest rate risks and use of derivatives).

The provision for income taxes for the first nine months of fiscal 1995 is based on an estimated effective annual consolidated tax rate of 25% (the same tax rate reported on the Company's income for the full 1994 fiscal year). Changes in U.S. and Puerto Rico tax law (effective in 1994) and the recent acquisition of Knogo are expected to exert upward pressure on the Company's effective tax rate. The potential effect of these items is continually being examined by the Company in order to develop strategies to minimize this effect.

Consolidated net income for the third quarter and first nine months of fiscal 1995 increased 47% to $24 million and 39% to $70 million, respectively, when compared to the prior year's comparable periods due primarily to the factors discussed above.

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              a)      Exhibits

                      3(b))    Amended By-Laws of the Company.
                      11)      Computation of Earnings Per Common Share.
                      27)      Financial Data Schedule (for SEC use only).

              b)      Reports on Form 8-K:

                      On January 11, 1995 the Company filed a Current Report on Form 8-K with respect to the merger of Knogo Corporation's business interests outside of the U.S. and Canada into the Company in exchange for the Company's Common Stock valued at approximately $100 million, which was amended by Amendment No. 1 on Form 8-K/A filed on January 27, 1995.

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




                                   Date: May 8, 1995