Form 10-Q/A
period 1995-03-31
SENSORMATIC ELECTRONICS CORP
filed 1995-10-11
CIK 88974

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-Q/A
                              (Amendment No. 1)

      ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                       PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   March 31, 1995                       Commission File No.  1-10739
               --------------                                            -------


                     SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


            Delaware                                        34-1024665
---------------------------------              ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                        Number)


         500 N.W. 12th Avenue, Deerfield Beach, Florida  33442-1795
--------------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)


                               (305) 420-2000
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    Same
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



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

                     SENSORMATIC ELECTRONICS CORPORATION


                                    INDEX


                                 FORM 10-Q/A
                              (Amendment No. 1)
                      THREE MONTHS ENDED MARCH 31, 1995


                                                                                                                     Page
                                                                                                                     ----
          Item 1 and Item 2 of Part I and Item 6 of Part II have been restated in this Form 10-Q/A filed for the quarter ended March 31, 1995 to correct overstatements of revenues and related costs and expenses as well as understatements of expenses incorrectly capitalized during the third quarter of fiscal 1995 as an element of the purchase price of Knogo Corporation.

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

                   Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
                   Consolidated Condensed Statements of
                     Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                   Consolidated Condensed Statements of
                     Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
                   Notes to Consolidated Condensed
                     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5-9

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-14

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16


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

                     SENSORMATIC ELECTRONICS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands, except par value amounts)




                                                                    March 31,                      June 30,
                                                                      1995                           1994
                                                                   ----------                      ---------
                                                                   (Restated)
ASSETS

Cash and marketable securities (including
  marketable securities of $29,239 and $33,618
  at March 31 and June 30, respectively)                           $   82,389                     $   54,542
Accounts receivable, net                                              187,092                        127,571
Deferred and installment receivables, net                              98,296                         71,321
Net investment in sales-type leases                                   138,616                        109,607
Inventories, net                                                      236,927                        163,906
Revenue equipment, net                                                 57,830                         58,326
Other property, plant and equipment, net                              142,955                        107,152
Deferred income taxes, patents and other
  assets, net                                                         159,184                        120,061
Costs in excess of net assets acquired, net                           489,565                        343,017
                                                                   ----------                     ----------
                                                                   $1,592,854                     $1,155,503
                                                                   ==========                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $   47,687                     $   40,884
Accrued liabilities                                                   188,331                        143,067
Accrued and deferred income taxes payable                              36,954                         24,687
Debt                                                                  377,487                        219,173

Stockholders' equity:

  Preferred stock, $.01 par value
  Common stock, $.01 par value, 72,788 and
    67,612 shares outstanding at March 31
    and June 30, respectively                                         703,251                        546,577
  Retained earnings                                                   287,044                        237,553
  Treasury stock, at cost and other                                    (9,392)                       (10,835)
  Currency translation adjustments                                    (38,508)                       (45,603)
                                                                   ----------                     ----------
    Total stockholders' equity                                        942,395                        727,692
                                                                   ----------                     ----------
                                                                   $1,592,854                     $1,155,503
                                                                   ==========                     ==========


    The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                     SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                Three Months ended                   Nine Months ended
                                                     March 31,                           March 31,
                                             -------------------------          --------------------------
                                               1995             1994              1995              1994
                                             --------         --------          --------          --------
                                            (Restated)                         (Restated)
Revenues:
  Sales                                      $184,394         $137,889          $538,787          $396,528
  Rentals                                      13,809           11,134            36,859            33,698
  Other                                        20,255           13,130            51,521            35,080
                                             --------         --------          --------          --------

       Total revenues                         218,458          162,153           627,167           465,306

Operating costs and expenses:
  Costs of sales                               84,561           62,976           246,313           179,584
  Depreciation on revenue
       equipment                                4,630            3,575            11,533            11,607
  Selling, customer service and
       administrative                          96,959           63,448           257,076           177,749
  Research, development and
       engineering                              5,499            4,369            15,768            12,851
  Amortization of intangible
       assets                                   3,875            2,650             9,970             7,582
                                             --------         --------          --------          --------

  Total operating costs
       and expenses                           195,524          137,018           540,660           389,373
                                             --------         --------          --------          --------

Operating income                               22,934           25,135            86,507            75,933

Other expenses, net                            (2,170)          (3,241)           (5,262)           (9,111)
                                             --------         --------          --------          --------
Income before income taxes                     20,764           21,894            81,245            66,822

Provision for income taxes                      5,100            5,500            20,200            16,800
                                             --------         --------          --------          --------
Net income                                   $ 15,664         $ 16,394          $ 61,045          $ 50,022
                                             ========         ========          ========          ========

Primary earnings per
  common share                               $    .21         $    .27          $    .85          $    .82
                                             ========         ========          ========          ========

Fully diluted earnings
  per common share                           $    .21         $    .26          $    .85          $    .79
                                             ========         ========          ========          ========

Cash dividends per common
  share                                      $   .055         $   .055          $   .165          $   .155
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
                                             ========         ========          ========          ========


   The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                     SENSORMATIC ELECTRONICS CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (In thousands)


                                                                            1995                     1994
                                                                         ----------               ----------
                                                                         (Restated)
Cash flows from operating activities:
  Net income                                                             $  61,045                $ 50,022
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization                                        28,361                  26,373
       Other non-cash charges to operations                                 10,904                   8,904
       Net changes in operating assets and
         liabilities, net of effect of
         acquisitions                                                     (151,643)                (70,495)
                                                                         ---------                --------
    Net cash provided by (used in) operating
       activities                                                          (51,333)                 14,804
                                                                         ---------                --------

Cash flows from investing activities:
  Capital expenditures                                                     (39,227)                (36,112)
  Increase in revenue equipment
    and inventory available for lease                                       (7,159)                (12,078)
  Maturities of marketable securities                                        7,465                  12,468
  Cash paid for acquisitions and
    other investments                                                       (1,518)                (10,363)
  Purchases of marketable securities                                          (300)                (18,509)
  Other, net                                                                 2,532                   2,193
                                                                         ---------                --------

    Net cash used in investing activities                                  (38,207)                (62,401)
                                                                         ---------                --------

Cash flows from financing activities:
  Bank borrowings (net of effect of
    acquisitions)                                                          122,756                   6,782
  Cash dividends                                                           (11,555)                 (9,116)
  Proceeds from issuances of common stock
    under employee benefit plans, net                                        9,247                  13,147
  Repayments of debt                                                          (371)                 (9,456)
  Other, net                                                                 1,689                   1,737
                                                                         ---------                --------

    Net cash provided by financing activities                              121,766                   3,094
                                                                         ---------                --------

Net increase (decrease) in cash                                             32,226                 (44,503)
                                                                         ---------                --------

Cash at beginning of period                                                 20,924                  89,101
                                                                         ---------                --------

Cash at end of period                                                       53,150                  44,598
Marketable securities at end of period                                      29,239                  34,665
                                                                         ---------                --------

Cash and marketable securities at end of
  period                                                                 $  82,389                $ 79,263
                                                                         =========                ========

    The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                     SENSORMATIC ELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

a)    Restatement

      In fiscal 1995, revenues related to certain shipments that were recorded incorrectly in fiscal 1995 were identified and were reported to the Audit Committee of the Board of Directors by the Company's independent auditors. The Audit Committee authorized an expansion of the scope of the fiscal 1995 audit and retained independent counsel to assist in the investigation of this matter.

      The results of the investigation concluded that certain accounting irregularities resulted in incorrectly recording revenues and related costs and expenses for certain product shipments in each quarter of 1995 and 1994. These shipments included both product shipments actually made after the end of each quarter as well as shipments subject to non-standard contractual terms.

      In addition, during fiscal 1995, certain expenses were incorrectly capitalized during the third and fourth quarters of fiscal 1995 as an element of the purchase price of Knogo Corporation.

      After carefully evaluating the findings, the Company concluded the financial statements for the third quarter of fiscal 1995 required restatement. Further, the Company concluded the effects of these matters on the quarterly and annual financial statements for fiscal 1994 and the first and second quarters of fiscal 1995 were such that their restatement was not required.

      Below is a summary of the impact of the restatement on the unaudited financial statements for the quarter and nine month period ended March 31, 1995 (in millions, except per share amounts).

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   -------------------------                -------------------------
                                                         MARCH 31, 1995                           MARCH 31, 1995
                                                   REPORTED         RESTATED                REPORTED         RESTATED
                                                   --------         --------                --------         --------
        Revenues                                    $238.6           $218.5                  $647.3           $627.2

        Operating income                            $ 34.3           $ 22.9                  $ 97.9           $ 86.5

        Net income                                  $ 24.1           $ 15.7                  $ 69.5           $ 61.0

        Primary earnings
          per common share                          $ 0.33           $ 0.21                  $ 0.97           $ 0.85

        Fully diluted earnings
          per common share                          $ 0.33           $ 0.21                  $ 0.97           $ 0.85

                                                                      AS OF
                                                                 MARCH 31, 1995
                                                          REPORTED            RESTATED
                                                          --------            --------
        Total assets                                      1,603.2             1,592.9

        Stockholders' equity                                950.9               942.4

      Amounts reported below as of March 31, 1995 in notes (b), (c), (d) and
      (f) also have been restated for this matter.

b)    Receivables and net investment in sales-type leases

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

                                                                                 March 31,               June 30,
                                                                                   1995                    1994
                                                                                 --------                --------
      Accounts receivable                                                         $ 191.7                $ 138.0
      Deferred and installment receivables                                          123.7                   97.2
      Sales-type leases                                                             194.9                  151.6
                                                                                  -------                  -----
      Gross receivables and sales-type leases                                       510.3                  386.8
      Less allowance for doubtful accounts                                          (21.0)                 (20.2)
      Unearned interest and maintenance                                             (65.3)                 (58.1)
                                                                                  -------                -------
      Net receivables and leases                                                  $ 424.0                $ 308.5
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

c)    Inventories

      At March 31, 1995 and June 30, 1994, inventories are comprised of parts inventory of $42.4 million and $34.1 million, work-in-process of $24.6 million and $20.0 million and inventory available for sale or lease of $169.9 million and $109.8 million, respectively; and are net of allowance for inventory losses of $10.1 million and $10.6 million, respectively.

d)    Deferred income taxes, patents and other assets

      At March 31, 1995 and June 30, 1994, deferred income taxes, patents and other assets are comprised of the following (in millions):

                                                                                March 31,      June 30,
                                                                                  1995           1994
                                                                                --------       --------
      Deferred income taxes                                                      $ 46.0         $ 36.2
      Patents and other intangibles                                                36.9           25.5
      Prepaid expenses and deposits                                                26.3           14.6
      Receivables from financing institutions
        (due within one year)                                                      18.3           29.2
      Deferred charges                                                             14.7            4.9
      Other                                                                        17.0            9.7
                                                                                 ------         ------
                                                                                 $159.2         $120.1
                                                                                 ======         ======

e)    Income taxes

      For the nine months ended March 31, 1995 and 1994, the provision for income taxes was computed using an estimated annual effective tax rate based on a United States statutory rate of 35% adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired, international tax rate differentials and reductions of prior years' accruals.

f)    Acquisitions

      On December 29, 1994, the Company acquired by merger the operations of Knogo Corporation ("Knogo") outside of the United States,
      Puerto Rico and Canada for approximately 3.1 million shares of the Company's Common Stock. These operations were one of the leading loss prevention businesses in Europe and Asia. Knogo post-acquisition operations (the period from December 30, 1994 through March 31, 1995) are included in the Company's fiscal 1995 financial statements.

      The acquisition was accounted for under the purchase method and resulted in costs in excess of net assets acquired of approximately $108 million (based on a preliminary allocation of the purchase price) which is being amortized over 40 years.

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

      The Company's unaudited pro forma consolidated condensed statements of income for the nine months ended March 31, 1995 and 1994, assuming the acquisition of Knogo was effected at the beginning of each such period, are summarized as follows:

                                                              1995                   1994
                                                            --------               --------
        Total revenues                                      $659,633               $517,172
        Net income                                          $ 61,167               $ 55,981
        Primary earnings per share                          $    .83               $    .87
        Fully diluted earnings per share                    $    .83               $    .84

      This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the dates assumed and is not necessarily indicative of results expected for the full year (see the financial statements and other information contained in the Company's Current Report on Form 8- K filed January 11, 1995, as amended on Form 8-K/A filed January 27, 1995).

g)    Financial Instruments

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

                                                 1996                                  1995
                                                 ----                                  ----
      Currencies                         Options        Forwards             Options         Forwards
      ----------                         -------        --------             -------         --------
      French Francs                       $  -           $ 50.0                $1.8            $15.5
      Deutschemarks                          -             34.1                 1.8             10.0
      British Pounds                         -             34.7                   -             10.3
      Other                                  -             14.7                   -             10.5
                                          ----           ------                ----            -----
                                          $  -           $133.5                $3.6            $46.3
                                          ====           ======                ====            =====

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

      FLOATING TO FIXED SWAP AGREEMENTS

       Notional                Expiration           Floating Rate               Fixed Rate
        Amount                    Date               to be Paid               to be Received
      ----------              ------------         --------------           ------------------
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

In fiscal 1995, revenues related to certain shipments that were recorded incorrectly in fiscal 1995 were identified and were reported to the Audit Committee of the Board of Directors by the Company's independent auditors. The Audit Committee authorized an expansion of the scope of the fiscal 1995 audit and retained independent counsel to assist in the investigation of this matter.

The results of the investigation concluded that certain accounting irregularities resulted in incorrectly recording revenues and related costs and expenses for certain product shipments in each quarter of 1995 and 1994.
These shipments included both product shipments actually made after the end of each quarter as well as shipments subject to non-standard contractual terms.

In addition, during fiscal 1995, certain expenses were incorrectly capitalized during the third and fourth quarters of fiscal 1995 as an element of the purchase price of Knogo Corporation.

After carefully evaluating the findings, the Company concluded the financial statements for the third quarter of fiscal 1995 required restatement. Further, the Company concluded the effects of these matters on the quarterly and annual financial statements for fiscal 1994 and the first and second quarters of fiscal 1995 were such that their restatement was not required.

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

Financial Condition

The Company's overall financial condition remained strong. Cash and marketable securities increased $28 million primarily due to an increase in net short-term borrowings ($123 million); offset in part by: (a) net cash used in operations ($51 million) due primarily to increases in receivables, net investment in sales-type leases (sales-type leases) and inventories, and (b) net capital expenditures ($39 million). Total stockholders' equity at March 31 increased $215 million over the June 30 balance to $942 million while debt increased by $158 million (including $23 million of Knogo debt incurred as part of the merger) to $377 million, resulting in a debt-to-total capitalization ratio of
 .29 to 1 at March 31, 1995, compared to .23 to 1 at June 30, 1994.

Total receivables and sales-type leases increased to $424 million at March 31, 1995 from $309 million at June 30, 1994 resulting principally from a higher level of business in the first nine months of fiscal 1995 and from the acquisition of Knogo (approximately $32 million acquired at December 29, 1994); offset in part by an increase in net sales and assignments of receivables and sales-type leases to third party financing institutions in the first nine months of fiscal 1995.

The Company has historically had a high level of receivables outstanding measured as a percentage of revenues. This results in part from the strategy of using its financial strength as a marketing tool in obtaining new business. The Company continues to manage its receivables by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of financing institutions to sell or assign receivables and sales-type leases. The results have been to reduce the average time required to collect receivables and to provide the Company with the flexibility to convert its longer term receivables and sales-type leases into cash as needed (see Note b of Notes to Consolidated Condensed Financial Statements.

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

Inventories at March 31, 1995 increased $73 million over June 30, 1994 due principally to meet forecasted production and sales levels and as a result of the Knogo merger ($10 million acquired at December 29, 1995). In January 1995 the Company launched a focused initiative aimed at reducing the growth of its inventory. Subsequent increases were primarily in work-in-process and raw materials inventory to meet forecasted fourth quarter requirements, historically the Company's largest revenue producing quarter. Additionally there was approximately $11 million in finished goods inventory shipped to customers shortly after the close of the third quarter.

Deferred income taxes, patents and other assets increased $39 million primarily as a result of deferred income taxes and other assets related to companies acquired in the first nine months of fiscal 1995.

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


Results of Operations

Three Months and Nine Months Ended March 31, 1995 Compared to Three Months and Nine Months Ended March 31, 1994

Revenues for the three months and nine months ended March 31, 1995 both increased 35% over the three months and nine months ended March 31, 1994. The revenue growth resulted principally from increased EAS revenues particularly from the Ultra-Max(R) product line, which is primarily for hard goods retail customers and is used in the Company's Universal Product Protection (UPP(sm)) program for source labeling; increased sales of CCTV products used by retailers; and increased revenues from the U.S.-based Commercial/Industrial Group.

Sales revenues from retail customers for the EAS product lines increased 19% to $117 million in the third quarter of fiscal 1995 and 18% to $355 million in the first nine months of fiscal 1995 from the comparable periods of fiscal 1994. These increases resulted principally from growth in revenues in excess of 20% and 40% in the third quarter and in the first nine months of fiscal 1995 (compared to last year),respectively, from the Ultra-Max product line, and the inclusion in the third quarter of fiscal 1995 of revenues from the Knogo product line ($11 million).

Revenues from the CCTV product lines for retailers increased 25% to $20 million and 71% to $77 million for the third quarter and the first nine months of fiscal 1995, respectively, from the comparable periods of fiscal 1994. Revenues from the U.S.-based Commercial/Industrial Group increased 79% to $38 million and 99% to $101 million (including installation revenues) in the third quarter and the first nine months of fiscal 1995 compared to fiscal 1994, respectively, due primarily to increased sales of CCTV and access control products to non-retail customers, and revenue from recent acquisitions.

Gross margins for the third quarter and first nine months of fiscal 1995 were 54%, compared to 54% and 55%, respectively, for last year's comparable periods.

Total selling, customer service and administrative, and research, development and engineering expenses (operating expenses), as a percentage of total revenues, was 47% and 44% for the third quarter and the first nine months of fiscal 1995, compared to 42% and 41%, respectively, for the comparable periods in fiscal 1994. The aggregate amount of these operating expenses increased by 43% in the current year's first nine months over last year's comparable period primarily as a result of higher selling and customer service expenses due in part to the greater level of business in fiscal 1995, and the integration costs and expenses related to acquisitions, primarily Knogo (approximately $2 million).

Operating income for the three months ended March 31, 1995 decreased 9% compared to last year's comparable period while it increased 14% for the nine months ended March 31, 1995. Both periods were affected by higher levels of operating expenses and slightly lower gross margins in the first nine months of fiscal 1995 compared to fiscal 1994; partially offset by the higher level of business in fiscal 1995.

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

Consolidated net income for the third quarter and first nine months of fiscal 1995 decreased 4% to $16 million and increased 22% to $61 million, respectively, when compared to the prior year's comparable periods due primarily to the factors discussed above.

PART II.      OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits

                  3(b)  Amended By-Laws of the Company.
                  11)   Computation of Earnings Per Common
                        Share.
                  27)   Financial Data Schedule (For SEC use only).

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





                                          SENSORMATIC ELECTRONICS CORPORATION



                                          By /s/ Raymond Monteleone
                                            -----------------------------------
                                            Raymond Monteleone
                                            Acting Chief Financial Officer and
                                            Vice President of Corporate
                                            Development and Planning





                                          Date: October 11, 1995