Form 10-K405
period 1995-06-30
SENSORMATIC ELECTRONICS CORP
filed 1995-10-13
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

        (X) ANNUAL REPORT                          ( ) TRANSITION REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                                     Commission File
         June 30, 1995                                             Number 0-3953

                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                                       34-1024665
-----------------------------------            ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

       500 N.W. 12th Avenue
     Deerfield Beach, Florida                                33442
-----------------------------------             --------------------------------
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number:  (305) 420-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
       Title of each class                               on which registered
-----------------------------------------             --------------------------

 Common Stock (Par Value $.01 Per Share)                New York Stock Exchange
-----------------------------------------             --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
                ---

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

                               Yes  X    No
                                   ---      ---

The aggregate market value of Common Stock (par value $.01 per share) held by non-affiliates of the Registrant as of October 10, 1995 was $1,612,995,538 based on the sales prices of such Common Stock on such date as reported by the New York Stock Exchange.

The Registrant had outstanding 73,317,979 shares of Common Stock (par value $.01 per share) as of October, 10, 1995.

Documents incorporated by reference:

Definitive proxy statement for the Company's 1995 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I

ITEM 1.  BUSINESS

Sensormatic Electronics Corporation is a fully integrated supplier of electronic security systems to retail markets and commercial, industrial and governmental ("commercial/industrial") markets. The Company designs, manufactures, markets and services electronic article surveillance ("EAS") and electronic asset protection ("EAP") systems (including the reusable tags and disposable labels used with such systems), closed circuit television ("CCTV") systems (including microprocessor-controlled CCTV systems and exception monitoring systems) and access control systems. The Company's EAS and CCTV systems are used by both soft goods and hard goods retailers to deter shoplifting and internal theft. Sensormatic's CCTV, access control and EAP security systems are used by retail and commercial/industrial customers to protect assets, information and people. The Company's products are marketed by an extensive worldwide sales and service organization complemented by a broad network of business partners, independent distributors and dealers.

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


INDUSTRY BACKGROUND

Retail and commercial/industrial businesses utilize electronic security products to improve profitability and operational efficiency and to provide security for their personnel and premises. In retail environments, use of EAS products has increasingly become a standard operating practice. For over twenty-five years these products have proven to be a cost effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs. Shrinkage in retail stores will normally range from 1% to 5% of sales, varying depending on a number of factors. An effective EAS program can reduce the loss from shrinkage by over 50% and increase productivity by reducing efforts aimed at detecting shoplifting. In addition, EAS products can contribute to increasing sales volume by allowing retailers to openly display merchandise which previously was displayed in locked cases, behind sales counters or protected with cables and chains. Finally, effective EAS programs often also mean that the most desirable merchandise, in the most preferred sizes, colors, styles and models, are available to the paying customer and not stolen by the shoplifter.

EAS products were first used by retailers to protect soft goods (apparel merchandise). Due to technological advances, applications for hard goods merchandise (which is generally packaged merchandise) have also become economical and effective. Hard goods retailers such as supermarkets, hypermarkets and home improvement centers, as well as drug, mass merchandise, optical, music, hardware, book and video stores, have increasingly become users of EAS products.

Several of the newer applications used by hard goods retailers are also used by commercial/industrial businesses to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files, and portable laboratory equipment and tools from loss by unauthorized removal. Other specialized applications include the protection of newborn infants in hospitals and patients in nursing homes and other long-term care facilities.

Retail and commercial/industrial businesses also make extensive use of CCTV and access control products to enhance security. The Company has a broad range of these products for use in retail and commercial/industrial applications. Businesses in general are increasingly receptive to the Company's ability to design, supply, install and service integrated systems that combine EAS, EAP, CCTV and sophisticated access control products.


COMPANY DEVELOPMENT AND GENERAL STRATEGIES

The Company's initial EAS systems were designed for use by department and specialty store retailers to protect soft goods merchandise. As a result of its sales and marketing expertise and the technological advantages of its products, the Company is the world leader in supplying EAS products to soft goods retailers.

While the Company continues to service and support the EAS needs of soft goods retailer, many of the Company's newer EAS product lines have been developed and targeted for specific hard goods retail applications. The Company has become the leading supplier of EAS products to hard goods retailers. Hard goods retailers are estimated to be a substantially larger potential user group than soft goods retailers and have only begun to significantly use EAS products during the last several years. Further, hard goods retailers primarily use EAS disposable labels which are affixed to merchandise. Use of the hard goods EAS systems creates a continuing need for additional disposable labels to be affixed to new merchandise, a major source of recurring revenues.

CCTV products are used to protect against inventory shrinkage in retail businesses, and for the protection and monitoring of personnel and assets in office and manufacturing complexes, warehouses, gaming establishments and numerous other non-retail facilities. The Company also markets packaged, lower cost CCTV systems for retail and commercial businesses primarily in the United Kingdom (the U.K.), the United States (the U.S.) and France.

The Company's electronic door lock access control systems have been helping companies such as Boeing and General Motors protect high security areas since 1991. These systems allow employees with access clearance to have free access and movement around the plant and offices without the need for constant checks or locked doors. The Company strengthened its position in access control in this market segment in fiscal 1995 with the acquisition of Software House, Inc. ("Software House"). The Company is preparing to launch a range of new access control systems that will enable all types and sizes of retail and commercial/industrial customers to take advantage of these new technologies.

The Company's strategies to increase revenue include adding new proprietary CCTV and access control products and establishing alternative channels of distribution to broaden the Company's customer base. The Company's increased internal product research, development and engineering activities have resulted in a broad array of new proprietary CCTV and access control products. In addition, through selected niche acquisitions in recent years including Robot Research, Inc. ("Robot Research") and American Dynamics, CCTV systems manufacturers, and Software House and Continental Instruments Corporation ("Continental Instruments"), access control developers, the Company acquired additional product lines to complement its existing CCTV and access control products. Robot Research, American Dynamics, Software House and Continental also had well-established distribution channels through independent dealers and distributors.

In June 1995, in order to bring the foregoing companies under common management and control, the Company created the Security Products Division (SPD). The combination of these subsidiaries into one business unit will leverage their combined strengths worldwide. The SPD will develop and distribute products and provide service and support to independent distributors and dealers on a global basis.

Another element of the strategy is the broadening of the Company's distribution to commercial/industrial customers through selected niche acquisitions of organizations having trained and experienced sales organizations. The Company has strengthened its direct sales and service organization through the acquisitions of Glen Industrial Communications, Inc. ("Glen Industrial"), Advanced Entry Systems, Inc. ("Advanced Entry") and Security Specialists of San Francisco, Inc. ("Security Specialists"), three regional U.S. electronic security systems integrators experienced in designing, assembling, installing and servicing systems made up of products from a number of manufacturers for a variety of commercial/industrial customers, and Case Security Limited ("Case Security"), a distributor of visual security systems (primarily camera and CCTV products) principally to financial institutions in the U.K. The Company intends to explore opportunities to acquire other similar systems integrators, particularly in Europe, during the next several years.

Glen Industrial also performs central alarm monitoring and access control processing for commercial/industrial customers in its region. Building on this base, the Company recently announced the formation of a new subsidiary, Sensormatic Security Monitoring (SSM). SSM will capitalize on a central alarm monitoring and access control processing market which is estimated to exceed $10 billion by the year 2000.

In March 1994, as part of the Company's strategy to expand general awareness of the Company's expansion in the commercial/industrial market, Sensormatic was named the official electronic security supplier to the 1996 Olympic Games in Atlanta, Georgia. The Company will provide electronic security technology including CCTV and access control products, and, on a smaller scale, EAS and EAP products. The Olympic site will represent the largest private security installation in the world covering 46 venues throughout the U.S.
Significantly, the Company's association with the Games has already generated new business from companies not previously aware of the Company's total electronic security capabilities.

The Company has increased its presence in a number of the geographic areas in which it markets its products and has expanded into new geographic areas. The Company has greatly expanded its direct sales and service efforts in North America, Europe and certain Asia Pacific and Latin America countries in recent years. This was accomplished through, among other things, the merger with Knogo Corporation's operations outside of the United States, Puerto Rico and Canada ("Knogo"), the acquisition of the ALPS' distribution organization based in the U.K. and the acquisitions of the Company's distributors in the Scandinavian countries, Mexico and Puerto Rico.

The Company's strategy to expand internationally also includes the use of distribution agreements with independent, local parties in certain countries, and, in some cases, joint ventures with local parties with Sensormatic maintaining a 51% ownership control. Currently the Company has 51% owned distributors in Brazil, Peru and Turkey. The Company plans to expand into China and certain additional countries in the Middle East, Latin America, Africa and eastern Europe using similar distribution arrangements.

KNOGO AND ALPS - To further broaden its already substantial global presence, the Company merged with Knogo in December 1994. Previously, in July 1992, the Company acquired from Automated Security (Holdings) PLC ("ASH"; together with its subsidiaries, the "ASH Group") the ASH Group's European EAS, CCTV and exception monitoring loss prevention systems division ("ALPS"). With the merger with Knogo and acquisition of ALPS, previously large European distributors of EAS and CCTV products, the Company now offers an expanded base of European customers full range of EAS, CCTV and access control products, backed by the combined sales and service organizations.

In connection with the acquisition of ALPS, the Company acquired the ASH Group's interest of approximately 30% in Security Tag Systems, Inc. ("Security Tag"), a U.S.-based manufacturer of loss prevention products. Prior to June 1993, the Company distributed Security Tag's products outside North and South America under an exclusive distribution agreement. In June 1993, the Company acquired the remaining interest in Security Tag (approximately 70%).

Another principal strategy of the Company is to expand its base of recurring revenues. Recurring revenues are generated by sales of disposable labels to the hard goods retailers, maintenance agreements entered into in connection with the sale or lease of systems and rental revenues from operating leases, a particular focus of the marketing efforts of certain of its European and Asia/Pacific subsidiaries. Total recurring revenues were approximately $152 million, $120 million and $106 million in fiscal 1995, 1994 and 1993, respectively. As the Company expands its sales of integrated electronic security systems, additional recurring revenue is anticipated from the sales, maintenance and support of the related software products.

Over the last several years the Company has expanded its efforts to increase future recurring label revenues through its Universal Product Protection (UPP(SM)) program (also referred to as source labeling). Under this program, EAS labels (or tags) are incorporated into or affixed to the merchandise to be protected during the process of manufacturing, packaging or distribution rather than at the retail store.

In fiscal 1994, a prominent U.S. home center retailer, The Home Depot, became the first major retailer to embrace the concept of source tagging on a chain-wide basis. Approximately 170 manufacturers located worldwide apply the Company's Ultra-Max(R) labels to merchandise delivered to Home Depot stores in the U.S. Additionally, the Company has been working with a number of its retailer customers around the world, from various segments of the soft and hard goods retail marketplace (including retailers from the music, home improvement centers and discount industries), as well as strategically identified suppliers and manufacturers to accelerate this strategic initiative. In Europe and North America combined, we now have over 422 vendors source tagging with Sensormatic labels. This represented over 200 million items that were source tagged for 10,000 Sensormatic protected stores in fiscal 1995. In Latin America there are over 100 vendors in Argentina alone source tagging Sensormatic labels. Recent global successes include such accounts as Peacocks, Habitat and HMV, in the U.K., and Autogrill, Oviesse, and Silos, in Italy.


PRINCIPAL PRODUCTS AND USERS

Electronic Article Surveillance Products for Retail Use

The Company has the broadest and most flexible line of EAS systems, tags, labels and accessories, such as applicators and deactivators, for use by soft and hard goods retailers. Revenues generated by the marketing of EAS product lines to retailers in fiscal 1995, 1994 and 1993 were $511 million, $406 million and $330 million, respectively.

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

SOFT GOODS RETAILERS - Following is a brief description of the Company's soft goods EAS product lines.

The Company's traditional EAS system, based on high radio frequency technology, is marketed for use primarily by soft goods department, specialty and other retail stores, for the protection of clothing and other soft goods merchandise. Various models of reusable soft or hard plastic tags are available for use with these traditional EAS systems. Introduced in 1973, the Company's Alligator(R) tag became the most widely recognized hard plastic reusable tag. The smaller, lighter MicroGator(R) tag, introduced in the mid-1980's, has surpassed the Alligator tag as the industry standard. In June 1994 the Company introduced Super Tag(TM), which uses Ultra-Max technology (further discussed below) and has a patented rotary clamp intended to make unauthorized removal more difficult than conventional tags.

The acquired Knogo EAS systems is marketed primarily to low end to mid-market retailer. These systems are available for sale by the Company outside the North America and Puerto Rico and are based principally on very low frequency electromagnetic signals. The Company's Security Tag line of EAS systems are used primarily by smaller soft goods retailers and are based on a proprietary, split, very low radio frequency technology which has an added advantage of reducing incidences of false alarms. This technology more closely approximates the performance of the Company's Ultra-Max technology than do the other existing radio frequency technologies.

The Company's Sensor-Ink(R) and Inktag(R) products are part of a family of "benefit denial" products which are designed to render the merchandise unfit for use or resale by shoplifters. Unauthorized removal of these benefit denial tags causes vials of ink inside the unit to break and stain the merchandise.
It also may stain, and thus identify, the would-be shoplifter. They may be used separately or in conjunction with the Company's existing reusable EAS tags to provide an incremental level of security for soft goods retailers. Other benefit denial products, used to protect items such as eye glasses and jewelry products, create physical obstructions to use of the merchandise until removed.

HARD GOODS RETAILERS - The sale of EAS products to hard goods retailers has been a significant factor in the Company's growth. These retailers include, among others, supermarkets, hypermarkets and home improvement centers, as well as drug, mass merchandise, optical, hardware, book, music and video stores. The Company has a broad array of products, each designed and marketed to meet the particular needs of specific customer applications. The Company believes that the revenues and earnings potential of supplying products to hard goods retailers is significantly greater than supplying products to soft goods retailers. Hard goods merchandise is protected with self-adhesive, stick-on labels which leave the store with the merchandise, representing a major source of recurring revenues to the Company.

Following is a brief description of the Company's principal hard goods EAS product lines.

The Ultra-Max product line, which utilizes a proprietary acousto-magnetic technology, is marketed primarily to music stores, drugstores, home improvement centers, mass merchandise stores, supermarkets, hypermarkets and specialty hard goods retailers. Hard goods retailers use the Ultra-Max product line in conjunction with the Rattler(R) label. Additionally, soft goods retailers are using Ultra-Max with Ultra-Gator(R) products. The success of Ultra-Max with retailers is attributable to its unique combination of features, which include freedom from false alarms, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags and ease of deactivation. The system's sophisticated electronic capability can distinguish and filter out items which can cause false alarms, a problem which may be encountered by retailers using competitive products.

The AisleKeeper(R) product line, which uses a proprietary magnetostrictive technology, was developed specifically for use in supermarkets and hypermarkets. These businesses generally contain the retail industry's harshest environment for EAS systems, as the checkout aisle area where systems are usually placed can be in close proximity to bar code scanners, point of sale terminals, conveyor belts and metal counters, all of which may adversely impact the effectiveness of the electronics in many EAS systems. Further, the systems are subjected to physical damage caused by shopping carts passing through the aisles and harsh chemical cleaning solutions. The AisleKeeper system, which consists of two transceiver pedestals (containing transmitting and reception coils, a shield and alarm circuits) that are covered with durable plastic to resist staining and physical damage, and have rubber bumpers on the edges and a wear bumper along the pedestal faces, successfully addresses these environmental problems. The standard AisleKeeper label is a thin micromagnetic wire encapsulated in transparent tape attached to protected merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by means of a deactivation pad which fits in the conveyor belt. The recently introduced SensorStrip(TM) label is a smaller, proprietary, low cost label that is equal in performance to the standard AisleKeeper label. The reduction in length allows for easy application utilizing hand held applicators.


CCTV and Exception Monitoring Systems for Retail Use

SensorVision(R) systems, which are microprocessor-based CCTV systems, are used principally to protect against inventory shrinkage and losses due to internal or employee theft in retail businesses, and are also used in commercial/industrial environments (see Commercial/Industrial Users below).
The SensorVision systems, including the highly acclaimed SpeedDome(R), consist of special ceiling domes, which conceal small, high resolution, high speed cameras, and monitoring and control consoles specially designed for the programming, identification and recording of monitored activities or areas.
The SensorVision systems can be programmed to monitor merchandise and cash handling at point-of-sale stations in retail environments (as well as warehouse, shipping and other activities in retail and commercial/industrial environments) in an "unattended mode". The systems can also be interfaced with cash registers to monitor and electronically record predetermined "exception" transactions (such as cash or credit card sales over specified dollar amounts, customer sales credits, and purchases by pre-identified employees) by utilizing the Company's Point of Sale Exception Monitoring (POS/EM(R)) products; such exception monitoring applications include supermarkets and hypermarkets, as well as other retail environments where cash registers are used. Additionally, the SensorVision systems are often integrated with EAS systems to produce a more comprehensive overall loss prevention program.

Revenues generated by the marketing of all CCTV product lines to retailers (including exception monitoring systems, but excluding CamEra(TM) systems (see Non-Retail Users below)) in fiscal 1995, 1994 and 1993 were $112 million, $73 million and $41 million, respectively.


Commercial/Industrial Users

The Company's U.S.-based Commercial/Industrial Group markets EAP systems, SensorVision and other CCTV systems and access control systems to U.S. commercial/industrial customers and other international customers. These Sensormatic products are marketed primarily for the protection, monitoring and control of people and assets in large-scale office and manufacturing complexes, warehouses, hospitals and nursing homes, nurseries, transportation centers, colleges and universities, casinos, nuclear power plants and numerous other non-retail facilities. Assets which are protected or controlled by the Company's EAP products include limited access files, computer magnetic tapes and disks, personal computers, facsimile and copy machines and other portable office equipment, portable hospital equipment, garments and supplies, and many other valuable items. Non-retail businesses are increasingly receptive to systems integrating combinations of these products, supplied and serviced by a single vendor. In order to improve its system integration capabilities and expand its direct sales to commercial/industrial businesses, the Company has acquired several regional system integrators in the U.S. and certain European countries. The Company intends to look for opportunities to acquire similar systems integrators in the next several years, particularly in Europe.

The Company has broadened its commercial/industrial customer base by adding new proprietary products and expanding its distribution network. Focused research, development and engineering activities as well as strategic acquisitions have been, and continue to be, critical elements of the Company's strategy.

American Dynamics, a leading U.S. manufacturer of CCTV components, was acquired
in February 1991.   Its products include large switching systems capable of
controlling hundreds of cameras from a central location, sophisticated video motion detectors, and quad splitters which allow the display of images from up to four cameras on a single monitor. It markets its products principally to non-retail users through a network of independent dealers and distributors both in the United States and internationally.

Robot Research, a U.S. based manufacturer and marketer of sophisticated CCTV display and transmission systems, was acquired in September 1993. It is a leader in the design, manufacture and sale of digital video signal processing equipment and has gained worldwide recognition in the field of security, productivity management and other visual communication applications. Robot Research markets its products through a network of independent dealers and distributors worldwide. The Company also utilizes Robot Research's and American Dynamics' products in the design and configuration of large, sophisticated CCTV systems which it markets through the Commercial/Industrial Group's direct sales organization in the U.S. and through specialized international sales efforts.

Continental, a supplier of proprietary electronic access control systems, was acquired in July 1989. Its electronic access control product line is marketed to small and medium sized industrial businesses and is distributed through a network of independent dealers and distributors in the United States and Europe. Sensormatic, using one of the Continental products as a technology platform, has developed a sophisticated access control system for sale to large commercial and industrial businesses having multiple locations and thousands of employees which it markets through the Commercial/Industrial Group's direct sales organization in the U.S. and through specialized international sales efforts.

Software House, a leading U.S. designer and marketer of mid-range to high-end access control products, was acquired in July 1994. It designs, develops, markets and services midrange to high-end access control systems for use in office buildings, airports and universities. Software House markets its products through independent dealers and system integrators. The Company utilizes Software House's products in the design and configuration of large, sophisticated access control systems which it markets through the

Commercial/Industrial Group's direct sales organization in the U.S. and through specialized international sales efforts.

Revenues generated from the sale of CCTV, EAP and access control systems (including installation revenues) by the Commercial/Industrial Group in the U.S. and specialized international sales efforts in fiscal 1995, 1994 and 1993 were $205 million, $120 million and $65 million, respectively, (including CamEra(TM) systems to non-retail users, discussed below).

The Company's CamEra systems consist principally of packaged, low cost CCTV systems, primarily for use by smaller retail and commercial businesses. The most basic CamEra system consists of one or two stationary cameras, a monitor and a video cassette recorder. It may be significantly expanded as well as interfaced with the Company's exception monitoring products. The CamEra systems business was acquired as part of the ALPS acquisition and was operated in the U.K. In fiscal 1994, the Company began to market these systems in the U.S. and France (see Marketing, Direct Sales Activities). Revenues generated from the marketing of CamEra systems to retail and non-retail users in fiscal 1995, 1994 and 1993, primarily in the U.K., were approximately $66 million, $48 million and $31 million, respectively.

MARKETING AND SALES

General

The Company operates under the name Sensormatic(R) throughout the world. The Company markets its products directly throughout North America, Europe and certain Asia/Pacific countries, and through its 51% owned subsidiaries in Brazil, Peru and Turkey. In over 40 other countries, the Company sells its products to distributors for resale or lease principally to retailers. For each of the three fiscal years in the period ended June 30, 1995, no single customer accounted for 10% or more of the Company's consolidated revenues.

Marketing

DIRECT SALES ACTIVITIES
Sensormatic markets its EAS products primarily to soft goods (apparel merchandise) retailers and hard goods (packaged merchandise) retailers through its worldwide direct sales organization (see Sales and Service Organizations). The Company presently sells, leases and services its products directly through five regional offices in the U.S., through wholly-owned subsidiaries operating in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Hong Kong, Hungary, Italy, Mexico, The Netherlands, New Zealand, Norway, Portugal, Puerto Rico, Singapore, Spain, Sweden, Switzerland and the U.K., and through its 51% owned subsidiaries in Brazil, Peru and Turkey.

Historically, Sensormatic has marketed its traditional EAS products to high end soft goods retailers (for example, large department stores and national chains) throughout the world. Security Tag EAS systems are primarily targeted at smaller, independent soft goods retail customers. Sensormatic's traditional, Knogo and Security Tag EAS systems, and the benefit denial product line, and including related accessories, all used primarily by soft goods retailers, generated collectively approximately 19% of fiscal 1995 consolidated sales and lease revenues.

The MicroLabel(R) product, introduced in the late 1980's, allows the traditional EAS system to be used by hard goods retailers. The AisleKeeper and the Standard and Enhanced Magnetic product lines, used primarily by hard goods retailers, generated approximately 11% of fiscal 1995 consolidated sales and lease revenues, while the Ultra-Max product line, used by both soft and hard goods retailers, generated approximately 24% of fiscal 1995 consolidated sales and lease revenues.

The Company's CCTV, EAP and access control systems are marketed by the Commercial/Industrial Group in the U.S. and through specialized international sales efforts (see Commercial/Industrial Group). The Company's CamEra products are marketed through specialized sales organizations in the U.K. and the U.S., and through the normal sales organization in France. The Company's CCTV systems are used by both retail and commercial/industrial customers and generated approximately 28% of fiscal 1995 consolidated revenues.

The Commercial/Industrial Group's direct sales and service organization has been strengthened through strategic acquisitions during the last two years of several regional electronic security system integrators operating in the U.S. and in certain European countries. These acquired companies principally specialized in integrating products from a variety of manufacturers to meet the particular security needs of a customer. These acquired companies have been integrated into the direct sales and service organization of the Commercial/Industrial Group.


INDIRECT SALES NETWORK
The Company's products are also marketed through exclusive distributors in Argentina, Chile, Columbia, Indonesia, Japan, Saudi Arabia, South Africa, Taiwan, Venezuela and in over 30 other countries. In fiscal 1995 the Company established a representative office in Moscow to support its network of distributors in the Russian Federation. In September 1995, the Company received approval to open a representative office in Beijing, The Peoples Republic of China, to expand its distribution of products in mainland China.

Over the last several years, the Company began to establish an alternative distribution network in the U.S. to market its commercial/industrial product lines. This network is made up of independent distributors, dealers and systems integrators located throughout the U.S. This network was formed predominantly in conjunction with the acquisition of product and technology based companies, such as American Dynamics, Robot Research and Software House (see Commercial/Industrial Users).

Additionally, a similar network of independent distributors, dealers and systems integrators is being developed through the establishment of a direct SPD presence in Europe, leveraging on the existing distribution networks of the above mentioned acquired U.S. companies. The Company intends to look for opportunities to acquire other similar integrators operating in Europe in the next several years.

Sensormatic products marketed through its indirect sales network (except for exclusive distributors in certain countries) are normally not labeled as Sensormatic products in order to reduce the effect of "channel conflict."


Sales Revenues

The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new equipment. Additionally, the Company generates sales revenues by: (i) export sales of new equipment to distributors in foreign countries; (ii) sales to third-party leasing companies of selected operating leases, primarily in Europe; (iii) sales of selected new equipment to dealers and systems integrators, primarily in the U.S.; and (iv) sales of leased equipment to existing customers converting from lease to purchase, primarily in Europe.

The Company sells its products on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Both obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment with terms of 60 months or greater. The Company believes that the marketing of equipment on flexible terms, including long-term financing, provides it with a competitive advantage.

The Company's sales of selected operating leases to third party financing institutions by certain of its European subsidiaries are generally made on a non-recourse basis, under agreements with such financing institutions providing for: (i) sales from time to time as agreed to by the parties of selected leases (predominantly newly signed leases) entered into by the Company directly with its retail customers, together with the related equipment; and (ii) the re-marketing of such equipment on a non-priority basis upon termination of the original lease.


Rental and Other Revenues

The Company also leases equipment under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Substantially all of the Company's operating lease revenues are generated by certain of its European subsidiaries. Additionally, the Company generates revenues from the installation, maintenance and servicing of its equipment.

Non-cancelable operating leases in existence at June 30, 1995 provide for minimum future lease revenues aggregating approximately $107 million over the next several years (see Note 1e. of Notes to Consolidated Financial Statements). Additionally, the Company has unearned maintenance fees of $36 million at June 30, 1995, which will be recognized as revenue in future periods.

Summary of Revenues

The following table summarizes the results of the Company's marketing and sales efforts for each of the five fiscal years in the period ended June 30, 1995 and the month ended June 30, 1992.

                                                               SUMMARY OF REVENUES
                                                               -------------------
                                                              (Dollars in millions)
                                                              ---------------------

                                                                    YEAR ENDED
                                   -------------------------------------------------------------------------------
                                     June 30, 1995 (1)            June 30, 1994 (1)            June 30, 1993 (1)
                                     -----------------            -----------------            -----------------
Sales (2)
---------
  United States                       $372.0       42%              $290.9      44%               $197.6     41%
  International Subsidiaries           358.9       40                239.7      37                 182.1     37

  Export to International
    Distributors                        31.5        4                 26.8       4                  18.4      4
                                       -----      ---                -----     ---                 -----    ---
                                       762.4       86                557.4      85                 398.1     82

Rentals and other (3)
---------------------

  International Subsidiaries'
    Rentals                             49.0        6                 44.6       7                  44.3      9
  United States Installation and
    Maintenance Fees                    47.0        5                 30.3       5                  21.4      4
  International Subsidiaries'
    Installation and
    Maintenance Fees                    29.1        3                 21.7       3                  21.7      5
  Other                                  1.6        -                  2.0       -                   1.8      -
                                       -----      ---                -----     ---                 -----    ---
                                       126.7       14                 98.6      15                  89.2     18
                                       -----      ---                -----     ---                 -----    ---
Total                                 $889.1      100%              $656.0     100%               $487.3    100%
                                       =====      ===                =====     ===                 =====    ===

Total revenues (4)
------------------

  United States                       $421.2       47%              $323.2      49%               $220.7     45%
  International Subsidiaries           436.4       49                306.0      47                 248.1     51

  Export Sales to International
     Distributors                       31.5        4                 26.8       4                  18.5      4
                                       -----      ---                -----     ---                 -----    ---
Total                                 $889.1      100%              $656.0     100%               $487.3    100%
                                       =====      ===                =====     ===                 =====    ===

                                                               SUMMARY OF REVENUES
                                                               -------------------
                                                              (Dollars in millions)
                                                              ---------------------

                                                                    YEAR ENDED
                                              --------------------------------------------------------
                                                  May 31, 1992                        May 31, 1991
                                                ----------------                    ----------------
Sales (2)
---------
  United States                                 $175.4       57%                    $131.4       55%
  International Subsidiaries                      65.5       21                       51.4       21

  Export to International
    Distributors                                  11.7        4                        8.9        4
                                                 -----      ---                      -----      ---
                                                 252.6       82                      191.7       80

Rentals and other (3)
---------------------

  International Subsidiaries'
    Rentals                                       28.7        9                       26.6       11
  United States Installation and
    Maintenance Fees                              18.0        6                       12.0        5
  International Subsidiaries'
    Installation and
    Maintenance Fees                               8.8        3                        7.3        3
  Other                                            1.8        -                        1.6        1
                                                 -----      ---                      -----      ---
                                                  57.3       18                       47.5       20
                                                 -----      ---                      -----      ---
Total                                           $309.9      100%                    $239.2      100%
                                                 =====      ===                      =====      ===

Total revenues (4)
------------------

  United States                                 $195.6       63%                    $145.0       61%
  International Subsidiaries                     102.6       33                       85.2       35

  Export Sales to International
     Distributors                                 11.7        4                        9.0        4
                                                 -----      ---                      -----      ---
Total                                           $309.9      100%                    $239.2      100%
                                                 =====      ===                      =====      ===


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

Sales and Service Organizations

At June 30, 1995, the Company employed a total of over 3,400 sales and customer engineering personnel worldwide to market and service its products. Additionally, over 600 sales and customer engineering personnel employed by international distributors also contribute to this effort. Sales and service personnel are directed from offices located throughout the U.S. and in more than 60 countries. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company has organized its sales force into specialized sales groups to market its products to specific customer groups. For example, in the U.S., specialized sales groups have been created to target the supermarket industry and to focus on non-retail users. In Europe, similar specialization has been concentrated on self-service stores and hypermarkets, and certain CCTV and exception monitoring systems, primarily for smaller retail and commercial businesses. In fiscal 1995, the Company began to develop a specialized sales effort and identified specific dealers aimed at marketing its products to the commercial/industrial customers in Europe and certain other parts of the world. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to the targeted user groups.

COMMERCIAL/INDUSTRIAL  GROUP
The Company's new product development and marketing efforts directed to commercial, industrial and other non-retail users are a further outgrowth of the Company's strategic plan. The Company's Commercial/Industrial Group includes a U.S. direct sales organization (including that of the recently acquired Glen Industrial, Advanced Entry and Security Specialists) aimed at large global and multi-location businesses. The Commercial/Industrial Group also markets through independent dealers and distributors and manages, through its newly formed Security Products Division (SPD), these indirect sales activities including that of Continental, American Dynamics, Robot Research and Software House. It offers EAP systems, SensorVision and other CCTV systems, access control systems, and integrated electronic security systems, to various customers, including a number of the largest companies based in the United States.

Internationally, the SPD continues to expand by utilizing established third party channels of distribution. Initial focus on global expansion began with SPD Europe, with headquarters in Paris, France and a distribution facility in Belgium. This organization will leverage high demand for CCTV and access control products with enhanced sales, service and distribution capabilities.

In fiscal 1995, approximately 53% of the Company's revenues were derived from all non-U.S. operations. In fiscal 1995, revenues of international subsidiaries equaled $436 million while revenues from international distributors equaled $32 million. (For additional information regarding the Company's operations by geographic area, see Note 10. of Notes to Consolidated Financial Statements.)

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


SEASONAL ASPECTS OF THE BUSINESS

Although the business of the Company is not necessarily seasonal, it has been the Company's experience, with respect to its retail customers, that new orders and installations generally decrease during the December through February period. The Company believes this is attributable to the preoccupation of retail store management with the Christmas selling season and year-end inventory analysis during this period. Additionally, the traditional European lengthy vacation period during the months of July and August result in a general decline of new orders and installations during this period.


BACKLOG

As of June 30, 1995 and June 30, 1994, the Company had a backlog of orders for sales of approximately $105 million and $56 million, and had a backlog of orders for operating leases providing for future lease revenues aggregating approximately $14 million and $16 million, respectively.

Backlog includes only firm orders which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.


COMPETITION

The electronic security industry is highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, EAP, access control and CCTV systems. These alternatives include, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market, directly or through distributors, EAS equipment to retail stores, of which Checkpoint Systems, Inc. ("Checkpoint"), Knogo North America Inc., and, Minnesota, Mining and Manufacturing Company ("3M") in the U.S., and Actron (part of

ADT - Britannia), Checkpoint, Esselte Meto, Nedap B.V. and 3M in Europe, are the Company's principal competitors. With respect to CCTV products, there are numerous companies, including Phillips, Panasonic, Pelco and Vicon Industries, Inc., that market directly or through distributors such equipment to both retail and non-retail customers. However, to the Company's knowledge, there is no single principal competitor marketing CCTV systems. For access control systems there are many competing companies, including CardKey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

There can be no assurance that other firms with greater financial and other resources may not enter into direct competition, or expand the scope of their existing competition, with the Company. The Company competes in marketing EAS, CCTV, EAP and access control systems principally on the basis of product performance, multiple technologies and service.


PRODUCT RESEARCH, DEVELOPMENT AND ENGINEERING

The Company has significantly increased its research, development and engineering expenditures during the past decade. The increase in these activities has resulted in the continued broadening of the product lines offered by the Company resulting in the expansion of the applications and customer base for the Company's products. A large portion of the Company's recent growth in revenue can be attributed to the products and technologies resulting from these efforts.

The Company has significantly strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world, and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research and software development skills. Several of the Company's EAS products depend on the use of magnetic materials. Software is another major element in the Company's new product designs and manufacturing processes. At June 30, 1995, the Company employed a staff of 289 on the engineering payroll of which 177 were engineers with university/college degrees, including 64 with advanced Masters and Ph.D. degrees.

Another important source of new products and technologies has been the Company's strategic acquisitions of companies and products during the last few years. The Company will continue to make acquisitions of related businesses or products consistent with its overall product and marketing strategies.

The Company recently restructured its engineering operations to organize groups having similar product responsibilities under common leadership. This change is expected to substantially reduce product redundancy and overlapping technical responsibility that resulted from the recent acquisitions. Each of the Company's core product lines and the related technical competency now report to a single individual. Additionally, the Company has established an engineering group to coordinate the development of systems that combine the many separate electronic security products into integrated security system products.

In fiscal 1995, 1994 and 1993, the Company spent $26 million, $20 million and $16 million, respectively, for research, development and engineering (approximately 29% of these amounts provide engineering support for products currently in production and are accounted for as product costs (cost of sales) ). A further increase in research, development and engineering is expected in fiscal 1996 (to approximately $31 million) as the Company continues to invest in new product development activities.


PATENT AND RELATED RIGHTS

The Company owns or is the exclusive licensee of over 169 active patents issued by the U.S. Patent Office. These patents cover a variety of inventions including the Company's traditional EAS system as well as its electromagnetic, acousto-magnetic, CCTV and low radio frequency systems. Patents corresponding to many of these United States patents have been issued or are pending in various foreign countries. In connection with the Knogo merger, the Company acquired the exclusive rights to 28 patents outside of North America. The Company is a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems, for which license the Company pays royalties. The Company has over 53 patent applications pending in the United States for various other inventions relating to its products.
Patent applications for some of these inventions are also pending in other countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications.

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


MANUFACTURING

The Company manufactures most of its products in facilities located in Puerto Rico, Florida and Ireland (formally opened in October 1994) and has developed over the years a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing processes to the extent possible and economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to the demands of the market which results in a distinct competitive advantage.

The Company utilizes independent suppliers in procuring various component products and materials required to manufacture its products. Certain of the magnetic material for the Ultra-Max labels and tags is purchased from a single vendor under a supply agreement. The Company also contracts with independent parties for the manufacture of certain products, such as the Aisle Keeper and Standard Magnetic Labels, made to the Company's specifications. Additionally, certain OEM equipment and mechanical and component parts, supplies and accessories (such as cables, cameras, VCRs and television monitors related to the SensorVision system), are purchased from independent suppliers. With respect to products developed or acquired in the future, the Company may manufacture such products or, if deemed appropriate, may contract for the manufacture of such products.

Certain of the tags used with the Security Tag EAS systems are manufactured by a Hong Kong-based supplier under a manufacturing agreement. Additionally, the CamEra CCTV accessories and components are purchased, under the Company's specifications, from approximately 10-15 large international electronics manufacturers.

The Company has improved, and expects to continue to improve, its production efficiencies through increased automation and improved cost reducing product designs. Such increased automation, particularly to increase capacity and lower production costs of disposable EAS labels, has required additional capital expenditures for new production equipment.

In September 1994, the Company completed construction of a 100,000 square foot addition to its U.S. manufacturing facility to meet the Company's current and anticipated EAS label needs (principally the Ultra-Max label). In fiscal 1995 the Company began manufacturing operations in an 80,000 square foot leased facility located in Cork, Ireland. This facility allows the Company to manufacture certain EAS and CCTV products (including tags and labels) closer to its large European customer base, in addition to being located in a low income tax jurisdiction. Additionally, the Company entered into an agreement with the Industrial Development Agency of Ireland providing for certain wage and training tax credits and rent subsidies.

Over 70% of the value of EAS and CCTV products sold by the Company is currently produced in Puerto Rico, contributing significantly to the relatively low effective tax rate enjoyed by the Company due to the favorable income tax status of the Puerto Rico operations. There can be no assurance, however, that such favorable status will be maintained. Legislation proposal in the U.S. Congress in recent years have sought to limit or phase out the favorable tax status in Puerto Rico.

WORKING CAPITAL ITEMS

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results in part from a key element of the Company's marketing strategy, based on its size and financial strength, to increase market penetration by providing alternative financing options to its retail customers (i.e., vendor financing). This strategy has given the Company a significant competitive advantage and has helped the Company penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high profit margins, strong balance sheet and its ability to sell receivables and leases to financing institutions.

Additionally, like other companies which do business with retailers, the Company has experienced an historical pattern of delayed payments by certain major retail customers which has extended its receivables aging profile. While the aging profile may show amounts that are technically 30, 60 or even 90 days past due, internal approvals and processing of accounts payable for many retailers normally take between 30 and 90 days, resulting in more aged accounts receivables outstanding. In addition, further delays in payments are often a business practice by large retailers, and not an indication of credit unworthiness.

Though working to accelerate collection of receivables, the Company historically has accepted the longer collection cycles as part of its strategy to maintain and further penetrate this important market segment. The lost interest income due to the delayed payment is another cost factor that is considered by the Company in the pricing of its product.

The Company continues to manage its receivables and sales-type leases by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of relationships with third party financing institutions to sell or assign receivables and sales-type leases (see Note 2. of Notes to Consolidated Financial Statements). The results of these ongoing efforts have been to reduce the average collection time and to provide the Company with the flexibility to convert its receivables and sales-type leases into cash as needed.

Finally, short-term receivables from the Company's slower paying retail customers are becoming a relatively smaller part of its overall business as a result of 1) the expansion of the Company's source labeling program, whereby Sensormatic sells labels to vendors and manufacturers who apply the labels prior to shipment to the retailer; and 2) the continued growth of the commercial/industrial customer base which is made up of customers which (i) tend to be the higher end commercial/industrial users with higher credit ratings than many retailers and (ii) a closely monitored network of independent dealers and distributors. By adding this new commercial/industrial customer base, the Company has added generally faster paying customers.

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

The Department of Health and Human Services, successor to HEW, and other U.S. and local governmental authorities have continued to consider the safe emission levels for microwave and electronic magnetic fields ("EMF") generated by equipment such as radio and television transmitters, cellular telephones, household appliances and power lines. The EMF emissions from the Company's EAS systems are within the levels permitted by the current U.S. safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted in the U.S., the Company believes that the EMF levels generated by its EAS systems will remain within any new safety standards which may be established.

The Company has been made aware through articles in newspapers and other periodicals of an announcement by the Food and Drug Administration (FDA) on or about September 8, 1995 that it intends to conduct a study into the effects of devices such as airport metal detectors, store security systems and some cellular telephones on implantable heart devices. The Company has yet to receive any direct notice from the FDA with regard to that study.

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

In a recent Rulemaking dated February 6, 1995, the FCC adopted new rules for licensing location and monitoring services (LMS) in the 902 to 928 Mhz frequency range. The new rules permit the shared use of this band with existing unlicensed services and a safe harbor has been established for EAS equipment in the 902 to 904 and 909.75 to 919.75 Mhz sub-bands using indoor antennas. The Company's earlier effort in redesigning its traditional EAS systems and the safe harbor provisions should ensure that the possibility for co-user frequency interference from LMS services is minimized. A number of petitions for reconsideration have been filed with the FCC, but no ruling has been made on these petitions.

FCC regulations are subject to change or amendment generally, and there can be no assurance that adverse changes or amendments will not take place or that future adverse rulings by the FCC will not be rendered.

Internationally, as in the United States, the sale and use of the Company's EAS systems are subject to regulation by governmental authorities having jurisdiction over electronic and communication equipment use. Such systems are in compliance with the applicable requirements under the regulations of government authorities in countries in which the Company markets such products through its subsidiaries and in many other countries. In addition, in view of the political and economic changes taking place in the European Union ("EU") markets and the Company's high level of business activity in the EU, the Company actively participates in the development of evolving new technical standards that are currently being issued by CENELEC (Committee on European Normalization of Electrical Standards) and ETSI (European Telecommunications Standards Institute). These new standards are required to be met to apply the CE Mark and market products in the EU after January 1, 1996. The Company expects that the vast majority of its products will meet these requirements. There can be no assurance that all products of the Company subject to regulations will meet the requirements of such regulations in all countries in which the Company desires its products to be marketed, nor can there be any assurance that adverse changes or amendments to existing regulations will not take place, nor that future adverse rulings by the regulating authorities of such foreign countries will not be rendered.


EMPLOYEES

As of June 30, 1995, the Company employed approximately 7,500 persons worldwide of whom approximately 3,400 were engaged in field sales, customer engineering and marketing activities; approximately 2,900 in production; approximately 900 in administrative and approximately 300 in research, development and engineering. The Company is not a party to collective bargaining agreements, except with respect to a Belgium manufacturing facility acquired as part of the Knogo merger. This facility will be converted into the distribution facility of the SPD by December 1995 and will result in the significant reduction of the less than 200 employees currently subject to any collective bargaining agreement.


ITEM 2.  PROPERTIES

In the U.S., the Company owns or leases facilities in Florida, Puerto Rico, California, Massachusetts, New York and Texas for executive, marketing, product development, manufacturing and warehousing activities. The Company also leases space in various locations throughout the U.S. for sales and customer engineering offices and warehouse space in order to most effectively serve its customers.

The Company's international subsidiaries own or lease office and warehouse space for their operations. The principal facilities are located in Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Mexico, The Netherlands, Singapore, Spain, Sweden and the U.K.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs. All such properties are fully utilized. In July 1995, the Company purchased a 150,000 square foot facility in Boca Raton, Florida to consolidate its research and product development and engineering support personnel and equipment and the Company's primary corporate administrative functions.

ITEM 3.  LEGAL PROCEEDINGS

1. The Company and Ronald G. Assaf were named defendants in a putative class action commenced on November 22, 1993, in United States District Court for the Southern District of Florida, entitled Silver v. Sensormatic Electronics Corporation, et al., Civil Action No. 93-8619. Plaintiff, who claims to have been a shareholder of the Company, asserts federal securities and negligent misrepresentation claims alleging, among other things, that defendants made false representations concerning the growth of the Company and the quality of its Ultra-Max product. Plaintiff sought class certification and unspecified compensatory damages for himself and other putative class members who purchased the Company's common stock in the period from January 8, 1993, through November 11, 1993.

A motion to dismiss the complaint and to stay discovery pending determination of the motion was filed on behalf of both defendants on January 31, 1994. Defendants' motion was denied and discovery is now proceeding. Plaintiff's motion for certification of the proposed class has been granted in part and denied in part, with the Court excluding from the putative class purchasers of the Company's stock during the period after March 19, 1993. Plaintiffs have indicated their intention to file a motion for reconsideration of that decision.

The Company is vigorously defending against this suit.


2. Thirteen shareholder actions have been filed against the Company in the United States District Court for the Southern District of Florida, following announcements by the Company that its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the more recent actions and complaint amendment, that the scope of the Company's year-end audit had been expanded. The actions were filed by (i) William Neuman ("Neuman") on or about July 10, 1995, (ii) Robert Ehrenreich ("Ehrenreich") on or about July 10, 1995, (iii) Eugene Friedman and Clara Friedman, as joint tenants, on or about July 12, 1995, (iv) Raymond Cayuso on or about July 20, 1995 (in the case of each of (i) through (iv), above, on their own behalf and on behalf of a putative class of purchasers of the Company's common stock or related securities during the period December 30, 1994, through July 6, 1995),
(v) Steve Silvers ("Silvers") on or about July 17, 1995 (on his own behalf and on behalf of a putative class of purchasers of the Company's common stock during the period December 30, 1994, through July 7, 1995), (vi) the Thomas E. Powell Profit Sharing Plan ("Powell") on or about August 3, 1995 (on its own behalf and on behalf of a putative class of purchasers of the Company's common stock during the period August 19, 1993, through July 10, 1995), (vii) William Steiner ("Steiner") on or about September 1, 1995 (on his own behalf and on behalf of a putative class of former Knogo stockholders who received stock of the Company pursuant to the merger of Knogo with the Company), (viii) Jeffrey Kaliser ("Kaliser") on or about September 1, 1995 (on his own behalf and on behalf of a putative class of purchasers of shares of the Company's common stock during the period July 7, 1995 through August 30, 1995), (ix) Joseph DeFrank, on or about September 5, 1995 (on his own behalf and on behalf of a putative class of purchasers of shares of the Company's common stock during the period December 30, 1994 through September 1, 1995), (x) Helen D'Amato ("D'Amato") on or about September 7, 1995 (on her own behalf and on behalf of a putative class of purchasers of the Company's stock during the period of July 10, 1995 through August 31, 1995), (xi) Andrew W. Schonzeit, custodian for Gabriel M. Schonzeit, on or about September 13, 1995 (on his own behalf and on behalf of a putative class of purchasers of shares of the Company's common stock during the period October 18, 1994, through August 31, 1995), (xii) Sol Leventhal, on or about September 13, 1995 (on his own behalf and on behalf of a putative class of purchasers of shares of the Company's common stock during the period October 18, 1994 through August 31, 1995), and (xiii) Charles Miller, Robert Booth, Bernice Tillman and Jed Pomerantz ("Miller") on or about September 14, 1995 (on their own behalf and on behalf of a putative class of purchasers of the Company's stock between August 10, 1994 through September 1,
1995). Neuman filed an amendment to his complaint on or about September 5, 1995, which also added as plaintiffs Barry Kirshner and K. A. Krinsk. Notices of joinder have been filed in the Ehrenreich action by Barbara E. Oldziej-Pardon and Mark Matthews.

The original Neuman complaint and the complaints referenced in clauses (ii) through (iv), above, which are substantially identical, allege, among other things, that commencing on December 30, 1994, the Company and certain other named defendants issued false and misleading statements about the Company's business prospects and failed to disclose allegedly adverse information, particularly relating to the Company's merger with Knogo Corporation consummated December 30, 1994, all of which allegedly inflated the price of the Company's stock artificially in violation of Federal Securities law. Also named as defendants in those actions were: Ronald G. Assaf, Chairman of the Board, President and Chief Executive Officer; Gerd Witter, President of Sensormatic Europe; Lawrence J. Simmons, Vice President of Finance and Chief Accounting Officer; Michael E. Pardue, formerly Executive Vice President, Chief Operating Officer and Chief Financial Officer and a director; and John T. Ray, Jr. and Arthur G. Milnes, directors.

The Silvers complaint alleges violations of Federal Securities law similar to those alleged in the above-referenced actions and also alleges, among other things, common law claims for negligent misrepresentation, fraud and deceit. In addition to the Company, also named as defendants in the Silvers action are Messrs. Assaf and Pardue.

The Powell complaint alleges, among other things, that the Company made false and misleading public disclosures about its revenues and earnings and failed to disclose hazards affecting individuals wearing pacemakers allegedly caused by certain of its products, and that certain of the Company's accounting practices were not in accordance with applicable accounting standards, during the period August 19, 1993, through July 10, 1995. In the Powell action, the defendants, in addition to the Company, are: Messrs. Assaf, Pardue, Simmons and Milnes; James E. Lineberger, Chairman of the Executive Committee and a director of the Company; Jerome M. LeWine, a director; and the Company's auditors, Ernst & Young, LLP ("E&Y").

The D'Amato complaint is substantially similar to the complaints in the actions referred to in clauses (i) through (iv), above, but additionally challenges the Company's July 10, 1995, press release regarding, among other things, its results for the fiscal quarter ended June 30, 1995, the Company's disclosures regarding the above-referenced class action suits, and the Company's August 31 and September 1, 1995, disclosures regarding, among other things, the expansion of its audit. The complaint names Mr. Assaf as a defendant in addition to the Company.

The Kaliser, Schonzeit, DeFrank and Leventhal complaints, like the complaints described above, allege, among other things, that the defendants knowingly or recklessly made untrue statements about, omitted to state and/or misrepresented, material facts regarding, the Company, and artificially inflated the market price of the Company's securities, in violation of Federal Securities law. The Leventhal complaint also alleges a common law claim for negligent misrepresentation. These complaints recite many of the same specific allegations detailed above. In addition to the Company, Messrs. Assaf, Simmons and Ray are named as defendants in the Kaliser complaint. The Schonzeit, DeFrank and Leventhal complaints name as defendants, in addition to the Company, Messrs. Assaf, Pardue, Simmons, Witter, Milnes and Ray.

The amendment to the Neuman complaint added allegations that certain of the Company's accounting practices were not in accordance with applicable accounting standards, referenced disclosures of the Company after July 7th (as detailed above in connection with the D'Amato action), and seeks to expand the class period to the period beginning August 10, 1994, through at least September 1, 1995. The amended Neuman complaint also added as defendants E&Y and Messrs. Lineberger and LeWine.

The Miller complaint is substantially similar to that in the Neuman action referred to above, as amended, and names as defendants, in addition to the Company, Messrs. Assaf, Lineberger, Pardue, Ray, Milnes, LeWine, Witter and Simmons and E&Y.

The Steiner complaint alleges that the financial information set forth in certain offering documents disseminated in connection with the Company's merger with Knogo contained untrue statements or omissions of material fact and were materially false and misleading. Also named as defendants in the action, in addition to the Company, are Messrs. Assaf, Pardue, Lineberger, LeWine, Milnes, Ray and Simmons, as well as Thomas Buffett, a director of the Company.

Each of the plaintiffs in the above actions claim to own limited amounts (i.e. in all cases less than 3,000 shares, and in many cases as few as 100 shares) of the Company's common stock (or, in one instance, options to purchase such stock) and seek class certification, rescissory damages and/or unspecified compensatory damages, interest, costs, attorneys' fees and/or other relief.
The Steiner plaintiff, who claims to have purchased 500 shares of Knogo stock (which were exchanged for 272 shares of Sensormatic pursuant to the merger), also seeks rescission of the vote on the merger between Sensormatic and Knogo and the dissemination of a revised proxy statement.

The Company intends to vigorously defend against these suits.


3. Three derivative actions were filed against certain directors of the Company in the Court of Chancery of the State of Delaware by Marion Lord and Norman Rabinstein, Alan Freberg, and Harry Lewis, on or about September 7, September 14 and September 13, 1995, respectively. The complaints name six of the Company's current directors and Mr. Pardue, a former director, as defendants and the Company as nominal defendant. The complaints assert, among other things, claims for breach of fiduciary duties of care and loyalty, mismanagement and waste of corporate assets. The plaintiffs, who claim to be stockholders of the Company, seek restitution and/or damages in favor of the Company and imposition of a constructive trust upon defendants' trading activities in the Company's securities based on non-public information, together with costs, attorneys' fees, accountants' fees and experts' fees and other relief.

The Company intends to vigorously defend against these suits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 5, 1995 with respect to the executive officers of the Company.

                                                Year
                                                First
                                                Became
                                                Executive
Name                                Age         Officer               Offices
----                                ---         -------               -------
Ronald G. Assaf                     60          1967           Chairman of the Board of
                                                               Directors, President and
                                                               Chief Executive Officer

C. Dawson Buck                      49          1992           Senior Vice President and
                                                               President of Sensormatic
                                                               International

John F. Daut                        60          1988           Vice President of
                                                               Manufacturing

Walter A. Engdahl                   57          1993           Vice President - Corporate
                                                               Counsel and Secretary

Miguel A. Flores                    41          1988           Vice President and Treasurer

Olin S. Giles                       54          1985           Vice President of Engineering

Dennis C. Gillette                  56          1980           Senior Vice President

Jerry T. Kendall                    52          1993           Vice President of Corporate
                                                               Marketing

James E. Lineberger                 58          1974           Chairman of the Executive
                                                               Committee and Director

Raymond Monteleone                  47          1995           Vice President of Corporate
                                                               Development and Acting Chief
                                                               Financial Officer

Terry W. Price                      51          1991           Group Vice President -
                                                               Commercial/Industrial

Gerd Witter                         51          1983           President of Sensormatic
                                                               Europe

The terms of office of each of the above officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.


Ronald G. Assaf, a founder of the Company, has been a Director of the Company since 1967 and Chairman of the Board of Directors since October 1971 and served as President and Chief Executive Officer of the Company from 1974 to January 1986. In January 1988, Mr. Assaf was appointed Co-Chief Executive Officer and in July 1988 was re-appointed to the positions of President and Chief Executive Officer. Additionally, Mr. Assaf is a member of the Board of Directors of Hilite Industries Inc. and Computer Integration Corp.

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

Olin S. Giles joined the Company in May 1985 as Vice President of Engineering and served as Vice President of Operations from July 1987 to October 1988, when he was re-appointed as Vice President of Engineering.

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

Jerry T. Kendall joined Sensormatic as Senior Vice President - Sales, Marketing and Service of Security Tag Systems, Inc. ("Security Tag"), which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. Prior to joining Sensormatic, Mr. Kendall served in various sales and marketing executive capacities at Security Tag from January 1990 to April 1991 and from January 1992 to September 1993. During the interim, Mr. Kendall held the position of Executive Vice President with Computone Corp., a public company. Prior to joining Security Tag, he served in various executive positions for 11 years, including President and Chief Executive Officer of Paradyne Corporation, a data communications company.

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

Raymond Monteleone joined the Company in May 1988 as Assistant to the President and was subsequently appointed Vice President of Corporate Development and Planning in February 1992. In September 1995, Mr. Monteleone was also appointed acting Chief Financial Officer of the Company. Prior to joining the Company, Mr. Monteleone was a Partner with the accounting firm of Arthur Young & Company where he held significant management positions within the firm. Mr. Monteleone is a Certified Public Accountant and, in addition to serving on many governmental appointed, business and professional Boards of Director, is a member of the Board of Directors of Rexall Sundown and Pointe Financial Corporation.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED     STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. Trading on such exchange commenced on May 16, 1991. Previously, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System, under the symbol SNSR. The following table sets forth for each quarterly period during the two fiscal years ended June 30, 1995 and 1994, the high and low sales prices for the Common Stock as reported by the NYSE. Such prices have been adjusted, where appropriate, to reflect a three-for-two stock split effected in November 1993.

                                      Sales Prices
                                -------------------------
                                  High             Low
                                ---------       ---------
1995
----

First Quarter                   35   3/4         28

Second Quarter                  37   7/8         30  3/4

Third Quarter                   35   7/8         27  1/2

Fourth Quarter                  38   1/4         25  5/8

1994
----

First Quarter                   30  5/12         24

Second Quarter                  35               27  3/4

Third Quarter                   38   7/8         33

Fourth Quarter                  34   5/8         27  1/2

As of October 10, 1995, there were 5,371 shareholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                   Years ended June 30,                           Years ended May 31,
                                    -------------------------------------------------          -------------------------
                                    1995 (1)              1994               1993 (1)           1992 (2)          1991
                                    --------            --------             --------           --------        --------
                                             (In millions, except per share amounts)
Total revenues                      $  889.1            $  656.0             $  487.3           $  309.9        $  239.2
                                    ========            ========             ========           ========        ========

Operating income                    $   97.9            $  104.8             $   71.0           $   43.6        $   29.3
                                    ========            ========             ========           ========        ========

Income from continuing
 operations                         $   69.6            $   72.1             $   54.1           $   31.5        $   24.7
                                    ========            ========             ========           ========        ========

Net Income                          $   73.7            $   72.1             $   54.1           $   31.5        $   24.7
                                    ========            ========             ========           ========        ========

Primary earnings
 per common share:
   Continuing operations            $    .97            $   1.16             $    .97           $    .73        $    .60
                                    ========            ========             ========           ========        ========
    Net income                      $   1.02            $   1.16             $    .97           $    .73        $    .60
                                    ========            ========             ========           ========        ========

Fully diluted earnings
 per common share:
   Continuing operations            $    .97            $   1.13             $    .93           $    .73        $    .60
                                    ========            ========             ========           ========        ========
    Net income                      $   1.02            $   1.13             $    .93           $    .73        $    .60
                                    ========            ========             ========           ========        ========

Cash dividends per
  common share                      $    .22            $    .21             $    .15(5)        $    .20        $    .20
                                    ========            ========             ========           ========        ========

At period end:

   Total assets                     $1,570.9            $1,155.5             $  926.9           $  467.3        $  421.8
                                    ========            ========             ========           ========        ========

   Total debt (3)                   $  326.7            $  219.2             $  308.4           $  150.6        $  148.7
                                    ========            ========             ========           ========        ========

   Total stockholders' equity       $  952.7            $  727.7(3)          $  489.8           $  255.7        $  222.2
                                    ========            ========             ========           ========        ========


                                              (Continued on the following page.)

(1) In fiscal 1995, the Company acquired Knogo Corporation's operations outside of the United States, Puerto Rico and Canada and in fiscal 1993, it acquired ALPS and the outstanding common stock of Security Tag. (see Note 11 of Notes to Consolidated Financial Statements).

(2) In fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (see Note 8f of Notes to Consolidated Financial Statements).

(3) In fiscal 1994, approximately $114 million of the $115 million principal amount of 7% convertible subordinated debentures, issued in fiscal 1991, were converted to approximately 7.3 million shares of Common Stock and in fiscal 1993, the Company issued $135 million aggregated principal amount of 8.21% Senior Notes (see Notes 6 and 7 of Notes to Consolidated Financial Statements).

(4) Selected financial data for and as of the end of the one month ended June 30, 1992 is as follows: total revenues - $21.0; operating loss - $3.3; loss from continuing operations and net loss - $2.5; primary and fully diluted loss per common share for continuing operations and net loss - $.06; total assets - $462.2; total debt - $150.3; and total stockholders' equity - $258.3.

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

Overview

Consolidated revenues increased 36% in fiscal 1995 compared to fiscal 1994, and 35% and 57% in fiscal 1994 and 1993, respectively, over the prior years, representing an annual compounded growth rate of 42% over the last three fiscal years. This growth rate is largely attributable to successfully implementing a strategy of product, customer and geographic market diversification. More than 52% of fiscal 1995 revenues were generated from outside of the United States.

The Company's increased internal product research, development and engineering activities resulting in a broad array of new proprietary products, as well as selected strategic acquisitions over the last several years, have been a key element in the diversification strategy. The Company invested $25.5 million in fiscal 1995, and anticipates investing approximately $31.0 million in fiscal 1996, in research and product development and engineering support. These activities will contribute to broadening product lines and expanding product applications. Introduction of new products into the market place will be made in accordance with its strategic marketing plans.

Additionally, the Company has made a number of strategic acquisitions over the last several years including Security Tag Systems, Inc. (Security Tag), a U.S.-based manufacturer and marketer of loss prevention products, Software House, Inc. (Software House), a premier U.S.-based developer of high-end access control and integrated security systems, Robot Research Inc. (Robot Research), a U.S. manufacturer of sophisticated CCTV equipment, and Case Security Limited (Case Security), a distributor of visual security systems, and Automated Loss Prevention Systems (ALPS), as well as the merger with Knogo Corporation's operations outside of the U.S., Puerto Rico and Canada (Knogo), all under the diversification strategy (see Note 11 to Notes to Consolidated Financial Statements).

The acquisitions of Knogo and ALPS significantly broadened the Company's presence and direct distribution capacity in Europe. The acquisitions of Software House, Robot Research and Case Security, as well as American Dynamics and Continental Instruments Corporation in fiscal 1991 and 1990, respectively, broadened the Company's customer base by adding new proprietary products and distribution channels aimed at commercial, industrial and other non-retail customers.

Another strategy is to focus on expanding the Company's base of recurring revenues. Recurring revenues are generated from sales of disposable labels to the hard goods retailers, maintenance agreements entered into in connection with the sale or lease of systems, and rental revenues from operating leases. The later is a particular focus of the marketing efforts of certain European and Asia/Pacific subsidiaries. In fiscal 1995, recurring revenues were approximately $152 million compared to approximately $120 million and $106 million in fiscal 1994 and 1993, respectively. The sale of disposable labels to the hard goods retailers is the fastest growing component of the recurring revenue stream, growing from less than $4 million in fiscal 1988 to approximately $76 million in fiscal 1995, an annual compounded growth rate of over 52%.

In fiscal 1993, the Company took a major step in its efforts to increase future recurring label revenues through the introduction of its Universal Product Protection (UPP(SM)) program. Under this program (also referred to as source labeling), EAS labels are incorporated into or affixed to the merchandise to be protected during the process of manufacturing, packaging or distribution rather than at the retail store. At June 30, 1995, over 500 manufacturers and suppliers located worldwide applied the Company's labels to merchandise delivered to retailers' stores. The Company has been working with a number of its retailer customers around the world, from various segments of the soft and hard goods retail marketplace (including retailers from the music, home improvement centers and discount industries), as well as strategic suppliers and manufacturers, to accelerate this initiative.

Operating income in fiscal 1995 decreased 7% from fiscal 1994. This was primarily a result of a 51% increase in selling, customer service and administrative and research, development and engineering expenses (increasing as a percentage of revenue to 46% in fiscal 1995 from 41% in fiscal 1994), including approximately $6.0 of expenses related to acquisitions, primarily the merger with Knogo. This was partially offset by a 36% increase in product sales earning gross margins of 54% (consistent with fiscal 1994). Operating income as a percentage of total revenues decreased to 11% compared to 16% in fiscal 1994. Operating income in fiscal 1994 increased 48% over fiscal 1993. Growth in operating income outpaced the revenue growth as a result of improved gross margins and a reduction is operating expenses.

Income from continuing operations decreased 3% in fiscal 1995 and increased 33% in fiscal 1994 as a result of the matters discussed above. In addition Net income was $74 million for fiscal 1995 compared to $72 million for fiscal 1994. Fiscal 1995 net income included the effects of a $4.1 million reduction of income taxes payable relating to a previously discontinued business, which reserve was no longer required.

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

The three major areas of currency risks the Company is exposed to are: (a) the translation of revenues and expenses denominated in foreign currencies, for reporting purposes; (b) the translation of assets and liabilities denominated in foreign currencies, for reporting purposes and (c) the settlement of intercompany sales of products invoiced in local currencies by U.S. dollar based subsidiaries to international subsidiaries (transaction exposure). The Company monitors its currency exposures but has decided not to hedge either of its translation exposures due to the high economic costs of such a program and the long-term nature of its investments in its international subsidiaries. The Company, does have, however, a policy of managing its transaction exposure in order to reduce the impact of currency fluctuations on the Company's financial performance. This policy provides for the purchasing of forward exchange contracts and options designated to hedge its transaction exposure arising from intercompany product purchase commitments.

The translation of revenues and expenses denominated in foreign currencies is affected by fluctuations in the average U.S. dollar exchange rate relative to these foreign currencies, from period to period. While changes in the income statements caused by fluctuating rates are not indicative of any underlying changes in the operations of the international subsidiaries, they do affect the comparability of reported operating results from period to period. In fiscal 1995, operating income reported by its international subsidiaries was higher by approximately $3.5 million (4%) due to the weaker average U.S. dollar when compared to fiscal 1994. In fiscal 1994, operating income reported by international subsidiaries was lower by approximately $4 million (4%) due to the stronger average U.S. dollar when compared to fiscal 1993 (no effect in fiscal 1993). The exposure to currency changes in future periods may be mitigated by operating decisions such as pricing, sourcing of raw material purchases and currency of invoicing. The Company's translation exposure is primarily in France, Germany, Spain and the United Kingdom.

The translation of assets and liabilities denominated in foreign currencies is affected by fluctuations in the currency exchange rates, from date to date, affecting the comparability of the Company's financial position from period to period. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at current U.S. dollar exchange rates. Because of the long-term nature of the Company's investment in these subsidiaries (aggregating approximately $300 million and $250 million at June 30, 1995 and 1994, respectively, primarily located in 15 countries in Europe), the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders' equity. The fiscal 1995 and 1994 translation increase of $2 million and $16 million, respectively, in consolidated stockholders' equity resulted primarily from the translation of the balance sheets denominated in British pounds, French francs, German marks and Spanish pesetas reflecting the weaker U.S. dollar relative to such currencies at June 30, 1995 and 1994 compared to June 30, 1994 and 1993, respectively. The Company's balance sheet translation exposure is primarily in France, Germany, Spain and the United Kingdom due to the relatively large investments in subsidiaries located in these countries. The effects of currency movements will not deter the Company's expansion of its international subsidiaries because of the long-term nature of its investments and operating activities in those stable countries.

The Company maintains a formal currency hedging policy to manage its transaction exposure arising from intercompany product purchase commitments. The Company recognizes that hedging certain transaction exposures may not necessarily economically improve the settlement of the underlying transaction (i.e., the Company may forego possible foreign exchange gains). However hedging reduces risk by making the outcome more certain. The policy provides senior management with the flexibility and information (including regular reporting of hedge contracts outstanding and anticipated commitments) to manage the identified transaction exposure, within a minimum and maximum set of parameters, in order to react to changing economic circumstances. The policy also provides for the use of forward exchange contracts (forward contracts) and options to sell the currencies received from the international subsidiaries in settlement of intercompany product purchases. The Company utilizes forward contracts to hedge between 60% and 90% of its intercompany commitments and normally uses options to hedge between 10% and 20% of its exposure, over a rolling 18 month period. Such period corresponds with the purchase commitment provisions of the Company's License Agreements with its international subsidiaries. The hedge positions are monitored and adjusted on a regular basis to reflect changes to commitment amounts. Historically, inventory purchases by international subsidiaries closely approximate the amounts of the hedged commitments. The Company's transaction exposure primarily relates to the British pound, French franc, German mark and Spanish peseta currencies.

In July 1995 the Emerging Issues Task Force (EITF) reached a consensus which narrows the scope of intercompany foreign currency commitments which are eligible to be hedged for financial reporting purposes. This applies to transactions arising after July 21, 1995.

The Company has not completed the complex analyses and comprehensive study of this matter to either estimate its current or future effect on the Company's operating results or hedging strategy. However, the Company believes it can modify its current hedging practices in order to comply with the new consensus without having a materially adverse effect on its financial condition.

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

The Company believes its policy to hedge its transaction exposures has been successful as foreign exchange losses were minimal in fiscal 1995, 1994 and 1993. (See Notes 1g. and 12. of Notes to Consolidated Financial Statements.)

Interest Rate Risks. The Company is subject to the risk of fluctuating interest rates in the normal course of business on various assets, (consisting primarily of cash and marketable securities, installment receivables and net investment in sales-type leases (sales-type leases)) and debt. The Company does not normally enter into interest rate swap agreements (or other similar agreements, e.g., interest rate cap agreements) except with respect to its management of the interest rate exposure associated with the sale of installment receivables and in isolated situations, such as to reduce the interest expense on the $135 million 8.21% Senior Notes by taking advantage of lower prevailing short-term interest rates (see Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements).

After giving effect to the interest rate swap agreements, approximately 95% of the Company's outstanding debt bears interest at fluctuating rates, which allowed the Company to take advantage of lower prevailing short-term interest rates, primarily in fiscal 1993 and 1994. An increase in short-term interest rates would result in higher interest expense, as it did in fiscal 1995 compared with 1994. However, the Company maintains a short average maturity on its invested cash and marketable securities to mitigate this risk. The Company believes the expected future operating results would more than adequately cover any incremental interest expense caused by higher interest rates. In addition, the Company has no financial debt covenants affected by an increase in interest expense.

Derivatives. Interest rate swap agreements and currency forward contracts and options (derivatives) contain an element of risk that the counterparty may be unable to perform. However, the Company minimizes such risk by limiting the counterparties used to major financial institutions with investment grade credit ratings. The Company monitors its counterparty credit risks by maintaining open communications with the counterparties used and reviewing their respective credit ratings and related economic news.

The Company does not enter into speculative derivative transactions. The derivative instruments it does own are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Note 12. of Notes to Consolidated Financial Statements for additional discussion, including how the fair values were determined). Additionally, the Company does not enter into leveraged swap arrangements.


Financial Condition

During fiscal 1995, cash and marketable securities increased $16 million primarily due to: (a) increased short-term borrowings ($105 million); (b) proceeds from issuance of Common Stock pursuant to employee benefit plans ($13 million); and (c) a net decrease in deferred and installment receivables and sales-type leases ($14 million).; offset in part by (a) increased inventory available for sale ($63 million); (b) capital expenditures ($63 million); and (c) the payment of dividends on Common Stock ($16 million).

Total receivables and sales-type leases increased from $309 million at June 30, 1994 to $401 million at June 30, 1995 principally as a result of the higher level of business in fiscal 1995 and from the acquisition of Knogo (approximately $37 million acquired at December 29, 1994); offset in part by an increase in sales of receivables and sales-type leases to third party financing institutions (described further below).

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results in part from a key element of the Company's marketing strategy, based on its size and financial strength, to increase market penetration by providing alternative financing options to its retail customers (i.e., vendor financing). This strategy has given the Company a significant competitive advantage and has helped the Company penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high profit margins, strong balance sheet and its ability to sell receivables and leases to financing institutions.

Additionally, like other companies which do business with retailers, the Company has experienced an historical pattern of delayed payments by certain major retail customers which has extended the Company's receivables aging profile. Internal approvals and processing of accounts payable for many retailers normally take between 30 and 90 days, which has extended its receivables aging profile. In addition, further delays in payments are often a business practice by large retailers, and not an indication of credit unworthiness. Though working to accelerate collection of receivables, the Company historically has accepted the longer collection cycles as part of its strategy to maintain and further penetrate this important market segment. The lost interest income due to the delayed payment is another cost factor that is considered by the Company in the pricing of the product.

The Company continues to manage its receivables and sales-type leases by, among other things, using third party servicing agents to enhance the efficiency of its billing and collection practices and expanding the number and use of relationships with third party financing institutions to sell or assign receivables and sales-type leases (see Note 2. of Notes to Consolidated Financial Statements). The results of these ongoing efforts have been to reduce the average collection time and to provide the Company with the flexibility to convert its receivables and sales-type leases into cash as needed. The Company received proceeds of $458 million and $271 million from the sale and assignment of receivables and sales-type leases in fiscal 1995 and 1994, respectively (net of repurchases due to customer non-payment of approximately $14 million and $13 million, respectively).

Finally, short-term receivables from the Company's slower paying retail customers are becoming a relatively smaller part of its overall business as a result of 1) the expansion of the Company's source labeling program, whereby Sensormatic sells labels to vendors and manufacturers who apply the labels prior to shipment to the retailer; and 2) the continued growth of the commercial/industrial customer base which is made up of customers which (i) tend to be the higher end commercial/industrial users with higher credit ratings than many retailers and
(ii) a closely monitored network of third-party dealers and distributors. In adding this new commercial/industrial customer base to the Company's historical retail customer base, the Company has developed a base of generally faster paying customers.

The Company believes its total allowance for doubtful accounts for receivables and sales-type leases, and its related reserve for receivables and sales-type leases sold to financing institutions which are subject to full or partial recourse, are adequate after taking into account, among other things: (a) the aging of its receivables and sales-type leases (including those repurchased or subject to repurchase from financing institutions); (b) the payment history of its customers; (c) the Company's security interest in equipment financed under deferred and installment sales contracts and the Company's retention of title in equipment under sales-type leases; (d) its ability to re-market such equipment if needed; (e) the prospects of its collection efforts; and (f) its relationship with major retail customers. Additionally, with the broadening of the Company's customer base both geographically and to include hard goods retailers, and commercial and industrial customers, the Company's historical concentration in soft goods retailers is being reduced.

Inventories at June 30, 1995 increased $77 million over June 30, 1994 to meet increased forecasted production and sales levels and reduce the risk of inventory shortages resulting from the rapid growth in market demand. Other property, plant and equipment increased $44 million primarily due to the purchases of additional production equipment in Florida and Puerto Rico and the start-up of the manufacturing facility in Ireland. Deferred income taxes, patents and other assets increased $42 million primarily as a result of increased deferred income taxes and other assets principally related to companies acquired in fiscal 1995.

Total stockholders' equity at June 30, 1995 increased $225 million over the June 30, 1994 balance, to $953 million, principally as a result of the issuance of 4.6 million shares of Common Stock (aggregating $149 million) in connection with acquisitions and net income.

Total debt increased $108 million over the June 30, 1994 balance, to $327 million, primarily as a result of an increase in short-term credit line borrowings and other debt (approximately $23 million of Knogo debt was incurred as part of the merger). The debt-to-total capitalization ratio was .26 to 1 at June 30, 1995 compared to .23 to 1 at June 30, 1994.

The Company estimates capital requirements for fiscal 1996 to include capital expenditures for new production equipment and a facility to consolidate the Company's research and product development, engineering support, and certain corporate marketing and administrative personnel and equipment at approximately $30 million, and expenditures for research and product development and engineering support at approximately $31 million. Such capital requirements and other expenditures will be funded through operating activities (including sale of receivables and sales-type leases), existing cash and marketable securities and worldwide credit lines (see Note 6. of Notes to Consolidated Financial Statements).

Additionally, future niche acquisitions, a fundamental element of the Company's diversification and growth strategy, may be funded, when deemed appropriate, through the issuance of shares of Sensormatic Common Stock. The Company maintains a shelf registration statement filed with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock (approximately 2.5 million shares remain available).


Results From Continuing Operations

Revenues
Consolidated revenues for fiscal 1995 were $889 million, a 36% increase from $656 million in fiscal 1994. The revenue growth in 1995 resulted principally from: (a) increased EAS revenues particularly from the Ultra-Max product line, primarily for hard goods retail customers and used in source labeling programs; (b) increased CCTV product volume from retailers; (c) increased volume from the U.S.-based Commercial/Industrial Group, and (d) the foreign exchange effect on the international subsidiaries' local currency revenues when translated into U.S. dollars for financial statement purposes caused by the weaker average U.S. dollar (relative to the international subsidiaries' local currencies, in the aggregate) throughout fiscal 1995 compared to fiscal 1994 (approximately $3 million).

Consolidated revenues from the EAS product lines for retail customers increased 25% to $511 million in fiscal 1995 compared to $406 million in fiscal 1994. This increase resulted principally from a 47% volume increase from the Ultra#Max product line and the inclusion in the last six months of fiscal 1995 of revenues from the Knogo product line ($29 million). Revenues from the CCTV product lines for retailers exceeded $112 million compared to $72 million in fiscal 1994. Revenues from the Commercial/Industrial Group (including installation revenues) increased 83%, to $143 million compared to $78 million in fiscal 1994, due primarily to the sale of CCTV and access control products to non-retail customers, and incremental revenue from recent acquisitions. Revenues from the Company's CamEra(TM) systems increased 38% to $66 million in fiscal 1995 compared to $48 million in fiscal 1994. The Company generated $256 million of revenue in fiscal 1995 from all of its CCTV products and systems combined, worldwide.

International revenues were $468 million, $333 million and $267 million in fiscal 1995, 1994 and 1993, respectively, and included revenues of the European subsidiaries of $386 million, $275 million and $232 million, respectively.

In fiscal 1994, consolidated revenues increased $169 million (35%) compared to fiscal 1993 principally as a result of increased revenue from the Ultra-Max product line, inclusion of revenue from the Security Tag EAS and Ink Tag(R) product line, increased revenues from the sale of CCTV products to retailers, and increased revenues from the Commercial/Industrial Group; offset in part by the foreign exchange effect caused by the stronger average U.S. dollar (approximately $34 million).

In fiscal 1993, consolidated revenues increased $177 million (57%) compared to fiscal 1992 principally as a result of the inclusion of revenues generated from ALPS products, increased worldwide revenues in every EAS product line for the hard goods retailers, increased revenues from the sale of CCTV products to retailers and increased revenues from the Commercial/Industrial Group.


Operating Costs and Expenses
Operating costs and expenses in fiscal 1995 increased to 89% of consolidated revenues, compared with 84% in fiscal 1994 and 85% in fiscal 1993. The reduced operating margin in fiscal 1995 was due primarily to: 1) higher than budgeted selling and customer service expenses (in part due to the opening of a distribution center and a customer response center in the U.S., and activities associated with the expansion of the source labeling program); 2) significant integration costs and expenses related to acquisitions, primarily Knogo (approximately $6 million); 3) costs associated with the opening of the manufacturing facility in Ireland; and 4) expenses associated with the Company's sponsorship of the 1996 Summer Olympics.

Gross margin on product sales in fiscal 1995 remained at 54% compared to fiscal 1994. Gross margin on product sales in fiscal 1994 increased to 54% from 53% in fiscal 1993, primarily from improved gross margins on certain EAS and CCTV product lines (resulting from improved manufacturing efficiencies) and the inclusion of the manufacturer's gross margin (as a result of the acquisition of Security Tag) on the Security Tag product line; offset in part by a relative increase in sales of lower margin products (such as CCTV products and labels) compared to fiscal 1993.

Total selling and customer service, administrative, research, development and engineering expenses (operating expenses) for fiscal 1995 increased to 46%, as a percentage of total consolidated revenues, from 41% in fiscal 1994, and increased 51% over fiscal 1994, primarily as a result of higher selling and customer service expenses including significant integration costs of the Knogo operations in Europe. The increases in operating expenses include the foreign exchange effect caused by the weaker average U.S. dollar (approximately $15 million). Operating expenses in fiscal 1994 and 1993 increased 31% and 62% over the respective prior fiscal year primarily as a result of the higher levels of business (including the effect of the ALPS acquisition in fiscal
1993) and an increase in research, development and engineering expenses of 31% and 20% over the respective prior years; offset in part by the foreign exchange effect caused by the stronger average U.S. dollar in fiscal 1994 compared to 1993 ($14 million).


Other Income (Expenses)
Interest income increased by $3 million in fiscal 1995 principally due to higher amounts of sales-type leases and deferred and installment receivables outstanding throughout fiscal 1995 compared to fiscal 1994. Interest income declined by $3 million in fiscal 1994 due primarily to a decline in long-term interest rates throughout the year earned on higher amounts of sales-type leases and deferred and installment receivables. In fiscal 1993 interest income increased by $10 million principally due to interest income earned on sales-type leases acquired in connection with the ALPS acquisition and higher amounts of deferred and installment receivables.

Interest expense increased by $6 million, $4 million and $7 million in fiscal 1995, 1994 and 1993, respectively, due to higher levels of net short-term bank borrowings used to fund (i) increases in the Company's working capital (including the longer-term receivables and sales-type leases) and (ii) in fiscal 1995, debt assumed as part of the acquisition of Knogo and increased long-term debt in fiscal 1993, incurred with respect to the acquisition of ALPS. As previously mentioned, the Company entered into three-year interest rate swaps in fiscal 1993 to lower its current interest expense on the $135 million 8.21% Senior Notes by exchanging their fixed interest rate for a floating interest rate based on six month LIBOR rates (throughout the term of the swap agreements) in order to take advantage of the then lower prevailing short-term interest rates. The effective rate on the Senior Notes was approximately 9.2%, 6.8% and 6.8% in fiscal 1995, 1994 and 1993 through the use of these swap agreements.


Income Taxes

The effective consolidated tax rate on income from continuing operations was 22% for fiscal 1995, and 25% for both fiscal 1994 and 1993. The fiscal 1995 effective tax rate was negatively affected by (i) earnings of the Company's international subsidiaries which are subject to statutory tax rates generally higher than the U.S. effective rate, (ii) increases in U.S. earnings not qualifying for U.S./Puerto Rico "Section 936" tax benefits (see Note 5. of Notes to Consolidated Financial Statements) and (iii) increases in amortization of costs in excess of net assets acquired (substantially all of which are non-deductible for income tax purposes). However, these effects were offset by an adjustment of prior years' tax accruals which were no longer required. In addition to the items above, changes in U.S. and Puerto Rico tax law related to the Company's operations in Puerto Rico(effective for fiscal 1995), as well as potentially more adverse changes presently being considered by the U.S. Congress, will continue to exert upward pressure on the Company's effective tax rate. Legislation proposal in the U.S. Congress in recent years have sought to limit or phase out the favorable tax status in Puerto Rico. The potential effect of these items is continually being examined by the Company in order to develop strategies to minimize their effect.


Discontinued Operations

In fiscal 1995, the Company recorded a $4.1 million reduction in income tax liabilities related to a previously discontinued business which was no longer required.

Net Income

Consolidated net income for fiscal 1995, 1994 and 1993 increased $2 million, $18 million and $23 million compared to their respective prior years, representing an annual compounded rate of growth of 33% over the last three fiscal years, due principally to the factors discussed above.

Item 8.   Financial Statements and Supplementary Data

See Item 14 for a list of the Sensormatic Electronics Corporation Consolidated Financial Statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    Part III

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers of the Registrant"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 1995.

                                    Part IV

Item 14. Exhibits, Financial Statements and Supplementary Data, Financial Statement Schedules, and Reports on Form 8-K

     (a)       The following documents are filed as part of this report:

               (1) (2) Financial Statements

               The financial statements, financial statement schedules and supplementary information listed in the accompanying Index To Financial Statements.

               (3)    Exhibits

               The exhibits listed in the accompanying Index To Exhibits.

     (b)       Reports on Form 8-K

               There were no reports filed on Form 8-K during the fourth quarter of the Company's fiscal year.

                     SENSORMATIC ELECTRONICS CORPORATION
                        INDEX TO FINANCIAL STATEMENTS
                           (Item 14(a)(1) and (2))

Reference

Report of Independent Certified Public Accountants                  F-1
Consolidated Balance Sheets at June 30, 1995 and 1994               F-2
Consolidated Statements of Income for the years
      ended June 30, 1995, 1994 and 1993                            F-3-4
Consolidated Statements of Cash Flows for the years
      ended June 30, 1995, 1994 and 1993                            F-5-6
Consolidated Statements of Stockholders' Equity for
      the years ended June 30, 1995, 1994 and 1993                  F-7-8
Notes to Consolidated Financial Statements                          F-9-35

All Consolidated Financial Statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheets of Sensormatic Electronics Corporation as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 9. to the consolidated financial statements, the Company is a defendant in various lawsuits brought by alleged shareholders claiming, among other things, violations of federal securities laws. The Company strongly disputes these charges and intends to vigorously defend against these lawsuits. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

As discussed in Note 5. to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.

                                                             ERNST & YOUNG LLP

West Palm Beach, Florida
September 30, 1995

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994
                    (In thousands, except par value amounts)

                                                                                          1995                            1994
                                                                                       ----------                      ----------
ASSETS
Cash and marketable securities (including
  marketable securities of $26,727 in
  1995 and $33,618 in 1994)                                                            $   70,307                      $   54,542
Accounts receivable, net                                                                  221,873                         134,517
Deferred and installment receivables, net                                                  67,843                          64,375
Net investment in sales-type leases                                                       110,942                         109,607
Inventories, net                                                                          240,807                         163,906
Revenue equipment, less accumulated
  depreciation of $46,439 in 1995
  and $36,183 in 1994                                                                      49,920                          58,326
Other property, plant and equipment, net                                                  150,957                         107,152
Deferred income taxes, patents and
  other assets, less accumulated
  amortization of $17,685 in 1995
  and $13,114 in 1994                                                                     161,614                         120,061
Costs in excess of net assets acquired,
  less accumulated amortization of
  $29,863 in 1995 and $17,930 in 1994                                                     496,641                         343,017
                                                                                       ----------                      ----------
                                                                                       $1,570,904                      $1,155,503
                                                                                       ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                       $   63,314                      $   40,884
Accrued liabilities                                                                       209,091                         143,067
Accrued and deferred income taxes payable                                                  19,059                          24,687
Debt                                                                                      326,710                         219,173

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000 shares authorized, none
    issued
  Common stock, $.01 par value,
    125,000 shares authorized,
    73,023 and 67,612 shares
    outstanding in 1995 and 1994,
    respectively                                                                          713,866                         546,577
  Retained earnings                                                                       295,680                         237,553
  Treasury stock at cost and other,
    1,095 shares in 1995 and 1,162
    shares in 1994                                                                        (13,222)                        (10,835)
  Currency translation adjustments                                                        (43,594)                        (45,603)
                                                                                       ----------                      ----------
    Total stockholders' equity                                                            952,730                         727,692
                                                                                       ----------                      ----------
                                                                                       $1,570,904                      $1,155,503
                                                                                       ==========                      ==========

The notes to consolidated financial statements on pages F-9 to F-35 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                    (In thousands, except per share amount)


                                                                1995                   1994                   1993
                                                               --------              --------               --------
Revenues:
  Sales                                                        $762,375              $557,393               $398,122
  Rentals                                                        50,601                46,566                 46,021
  Other                                                          76,107                52,007                 43,176
                                                               --------              --------               --------
    Total revenues                                              889,083               655,966                487,319

Operating costs and expenses:
  Costs of sales                                                353,990               256,003                188,138
  Depreciation on revenue
    equipment                                                    16,327                14,974                 15,394
  Selling, customer service
    and administrative                                          383,583               251,933                192,077
  Research, development and
    engineering                                                  22,666                18,023                 13,739
  Amortization of intangible
    assets                                                       14,598                10,246                  6,963
                                                               --------              --------               --------
    Total operating costs
      and expenses                                              791,164               551,179                416,311
                                                               --------              --------               --------
Operating income                                                 97,919               104,787                 71,008

Other income (expenses):
  Interest income                                                17,221                14,262                 17,114
  Interest expense                                              (28,989)              (22,711)               (18,656)
  Other, net                                                      2,900                  (373)                 2,518
                                                               --------              --------               --------
    Total other income (expenses)                                (8,868)               (8,822)                   976
                                                               --------              --------               --------

Income from continuing operations
  before income taxes                                            89,051                95,965                 71,984
Provision for income taxes                                       19,500                23,900                 17,900
                                                               --------              --------               --------
Income from continuing operations                                69,551                72,065                 54,084
                                                               --------              --------               --------
Discontinued operations - adjustment
  of prior year amounts (Note 5.)                                 4,100                     -                      -
                                                               --------              --------               --------
Net income                                                     $ 73,651              $ 72,065               $ 54,084
                                                               ========              ========               ========

Primary earnings per common share:

  Continuing operations                                        $    .97              $   1.16               $    .97
  Discontinued operations                                           .05                     -                      -
                                                               --------              --------               --------

Net income                                                     $   1.02              $   1.16               $    .97
                                                               ========              ========               ========
Fully diluted earnings per common share:

  Continuing operations                                        $    .97              $   1.13               $    .93
  Discontinued operations                                           .05                     -                      -
                                                               --------              --------               --------
Net income                                                     $   1.02              $   1.13               $    .93
                                                               ========              ========               ========



The notes to consolidated financial statements on pages F-9 to F-35 are an integral part of these statements.

                     SENSORMATIC ELECTRONICS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1995, 1994, AND 1993
                                (In thousands)

                                                                  1995           1994            1993
                                                                  ----           ----            ----
Cash flows from operating activities:                            $69,551        $72,065        $54,084
   Income from continuing operations
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating
     activities:
     Depreciation                                                 26,705         22,603         21,446
     Amortization                                                 14,615         11,681          7,917
     Other non-cash charges to operations, net                    19,993         11,502          9,508
     Net changes in operating assets and
       liabilities, net of effects of acquisitions:
          Inventories                                            (63,589)       (56,333)        (6,299)
          Net investment in sales-type leases                     17,194        (42,269)        (9,824)
          Accounts receivable and receivables from financing
            institutions                                         (77,294)       (23,858)       (52,742)
          Deferred and installment receivables                    (3,099)        (9,268)        12,277
          Other assets                                            (9,497)       (31,345)         1,541
          Accrued liabilities                                      3,197         13,506         14,320
          Accounts payable                                        15,108         10,801         (2,778)
          Income taxes                                            (3,830)         7,473         12,631
                                                                 -------        -------       --------
     Net cash provided by (used in) operating
          activities                                               9,054        (13,442)        62,081
                                                                 -------        -------       --------
Cash flows from investing activities:
     Capital expenditures                                        (62,972)       (51,835)       (26,735)
     Purchases of marketable securities                             (843)       (18,178)        (8,921)
     Maturities of marketable securities                           7,717         13,294         24,262
     Increase in revenue equipment and
       inventory available for lease                              (3,959)       (17,033)       (35,177)
     Acquisitions (net of cash acquired of $6,687 in 1995,
       $1,135 in 1994 and $8,223 in 1993)                         (9,587)       (11,467)      (299,342)
     Other, net                                                    5,696          5,676          2,837
                                                                 -------        -------       --------
       Net cash used in investing activities                     (63,948)       (79,543)      (343,076)
                                                                 -------        -------       --------

                      (Continued on the following page.)


                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                  YEARS ENDED JUNE 30, 1995, 1994, AND 1993
                                (In thousands)



                                                         1995         1994         1993
                                                       -------      -------      --------
Cash flows from financing activities:
  Bank borrowings and other debt                       105,370       30,500       128,271
  Proceeds from issuances of common stock
    under employee benefit plans and for
    acquisitions                                        12,902       17,167       212,154
  Cash dividends                                       (15,524)     (12,530)      (10,588)
  Repayments of bank borrowings and other
    debt                                               (25,198)     (10,329)     (109,934)
  Issuance of Senior Notes, net                              -            -       134,111
                                                      --------      -------      --------
    Net cash provided by
     financing activities                               77,550       24,808       354,014
                                                      --------      -------      --------

Net increase (decrease) in cash                         22,656      (68,177)       73,019
Cash at beginning of year                               20,924       89,101        16,082
                                                      --------      -------      --------

Cash at end of period                                   43,580       20,924        89,101
Marketable securities at end of year                    26,727       33,618        28,798
                                                      --------      -------      --------
Cash and marketable securities at end of year         $ 70,307      $54,542      $117,899
                                                      ========      =======      ========

The notes to consolidated financial statements on pages F-9 to F-35 are an integral part of these statements.

                     SENSORMATIC ELECTRONICS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1995, 1994 AND 1993
               (In thousands, except dollar per share amounts)

                                                                                                         Currency
                                                       Common      Retained      Treasury Stock         Translation
                                                        Stock      Earnings        and Other       Adjustments    Total
                                                      --------     --------      --------------    ------------  --------
Balance at June 30, 1992                              $146,430     $132,574         $(30,242)        $9,500      $258,262
     Issued in connection with acquisitions
       (14,231 shares)                                 236,619            -                -              -       236,619
     Issued pursuant to employee benefit
       plans (1,567 shares)                              6,314            -             (249)             -         6,065
     Collections of notes receivable from
       stock sales                                           -            -            6,952                        6,952
     Common stock cash dividends
       ($.15 per share)                                      -       (8,640)               -              -        (8,640)
     Net income                                              -       54,084                -              -        54,084
     Other (581 shares)                                  3,528            -            3,882        (70,995)      (63,585)
                                                      --------     --------         --------        -------      --------
Balance at June 30, 1993                               392,891      178,018          (19,657)       (61,495)      489,757
     Conversion of Debentures (7,280 shares)           111,869            -                -              -       111,869
     Issued in connection with acquisitions
       (1,065 shares)                                   31,055            -                -              -        31,055
     Issued pursuant to employee benefit
       plans (1,038 shares)                              8,755            -            5,761              -        14,516
     Common stock cash dividends
       ($.21 per share)                                      -      (12,530)               -              -       (12,530)
     Net income                                              -       72,065                -              -        72,065
     Other (150 shares)                                  2,007            -            3,061         15,892        20,960
                                                      --------     --------         --------        -------      --------
Balance at June 30, 1994                               546,577      237,553          (10,835)       (45,603)      727,692


                      (Continued on the following page.)

                     SENSORMATIC ELECTRONICS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1995, 1994 AND 1993
               (In thousands, except dollar per share amounts)



                                                                                                      Currency
                                                   Common      Retained      Treasury Stock          Translation
                                                    Stock      Earnings        and Other        Adjustments    Total
                                                   -------     --------      -------------     ------------   -------
Balance at June 30, 1994                           546,577     237,553       (10,835)           (45,603)      727,692
    Issued in connection with acquisitions
      (4,630 shares)                               149,284           -             -                  -       149,284
    Issued pursuant to employee benefit
      plans (631 shares)                            13,897           -        (3,286)                 -        10,611
    Common stock cash dividends
      ($.22 per share)                                   -     (15,524)            -                  -       (15,524)
    Net income                                           -      73,651             -                  -        73,651
    Other (150 shares)                               4,108           -           899              2,009         7,016
                                                  --------    --------      --------           --------      --------
Balance at June 30, 1995                          $713,866    $295,680      $(13,222)          $(43,594)     $952,730
                                                  ========    ========      ========           ========      ========


The notes to consolidated financial statements on pages F-9 to F-35 are an integral part of these statements.

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

    The accompanying Consolidated Balance Sheets are presented in a format which does not segregate current assets and current liabilities. As a result of the constantly changing mix of inventories and revenue equipment sold and leased, including sales of equipment originally installed under lease contracts, it is not possible to accurately determine the amount of revenue equipment that will be sold and thus realized currently. The Company believes presentation of its financial position in the non-classified format avoids misunderstandings as to the relationships of current and non-current assets and liabilities. However, information with respect to the current and non-current nature of certain assets and liabilities is included in Notes below.

    b. Cash and marketable securities

    The Company classifies cash equivalents (highly liquid investments with a maturity of three months or less when acquired) as cash.

    Effective July 1, 1994, the Company adopted FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FASB 115, the Company has classified certain of its non-equity investments as available-for-sale securities which are carried at market value (versus cost or amortized cost prior to the adoption of FASB
    115). Unrealized gains and losses are recorded, net of tax, in Stockholders' equity ($0.3 million loss at June 30, 1995).

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

         e.  Revenue recognition

         Revenue from sales of equipment is recognized when a customer takes title to the product, in accordance with the terms agreed upon by the parties (i.e. "FOB Shipping Point", "FOB Destination", acceptance of a customer order to purchase presently installed equipment or acceptance by a third party leasing company of an operating lease and the related equipment). Payment terms are either cash and/or acceptance of deferred term (i.e., extended payment terms normally not greater than 365 days) or installment obligations (generally with terms of 60 months) subject to stated or imputed interest, and are generally secured. Revenue from sales-type leases (primarily with terms of sixty months or greater) is recognized as a "sale" upon receipt of a customer order and shipment in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. Interest income on deferred and installment obligations and net investment in sales-type leases is recognized over the term of the contract using the effective interest method.

         The Company also leases equipment under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1995 aggregated (in millions) $107.2 and are due as follows: 1996 - $32.4; 1997 - $25.8; 1998 - $22.0; 1999 - $15.5 and
         2000 - $11.5.

         Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

         f.  Research, development and engineering

         In fiscal 1995, 1994 and 1993 "Research, development and engineering" included research and development expenses of $18.2 million, $14.7 million and $11.9 million, respectively.

         g.  Accounting for currency translation and transactions

         The Company's international subsidiaries' assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at their balance sheet dates and their revenues, costs and expenses are translated into U.S. dollars at the average rate of exchange in effect during their respective fiscal years. Translation adjustments

                     SENSORMATIC ELECTRONICS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (Cont'd)

         resulting therefrom and transaction gains or losses attributable to certain intercompany transactions are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

         The Company has a policy of not hedging its investment in the net assets of its international subsidiaries (aggregating $370 million and $250 million at June 30, 1995 and 1994, respectively, primarily located in 15 countries in Europe) against exchange rate fluctuations due to the high economic costs of such a program and the long-term nature of its investments. The gains and losses resulting from these exchange rate fluctuations ($2.0 million and $15.9 million net gain in fiscal 1995 and fiscal 1994, respectively) are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity.

         The Company has a policy of purchasing forward exchange contracts (forward contracts) and options designated to hedge certain identifiable, foreign currency anticipatory, intercompany commitments. Forward contracts and options are stated at cost, if any. Market value gains or losses resulting from such forward contracts and options, and from the related hedged commitments, occurring in periods prior to the period in which they are settled, are deferred, to be recognized in the period when they are settled. Cash flows resulting from the settlement of the forward contracts and options are included in cash provided by operating activities.

         Net currency exchange gains (losses) in fiscal 1995, 1994 and 1993 resulting from the settlement of intercompany transfers of products manufactured in Florida and Puerto Rico and sold to certain international subsidiaries were (in millions) $3.0, $0.7 and $(0.1), respectively. Additionally, non-recurring net currency exchange gains of $2.2 million and $1.3 million were recognized in fiscal 1995 and 1993, respectively, after the Knogo and ALPS acquisitions. Net currency exchange gains are included in "Other income (expenses)" in the Consolidated Statements of Income.

         h.  Intangible assets.

         Patents, stated at cost, are amortized using the straight-line method over 17 years. Costs in excess of net assets acquired are amortized using the straight-line method over 20 to 40 years. The carrying value of costs in excess of net assets acquired (or goodwill) will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates the goodwill will not be fully recoverable over the remaining amortization period, as determined based on the estimated undiscounted cash flows of the assets

                     SENSORMATIC ELECTRONICS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (Cont'd)

         acquired, the carrying value of the goodwill will be adjusted accordingly. (See Notes 1k. and 11.)

         i.  Interest rate instruments

         The differential to be paid or received on interest rate swap agreements and interest rate cap agreements (interest rate instruments) is accrued as interest rates change and is recognized as an adjustment to interest expense. Premiums paid or received for the early termination of interest rate instruments will be amortized into interest expense over the remaining original term of the instruments should the Company elect to terminate any of the interest rate instruments prior to their expiration date. Interest rate instruments are stated at cost, if any.

         j.  Primary and fully diluted earnings per common share

         Primary earnings per common share is calculated based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents include stock options issued under employee benefit plans and common stock warrants. Fully diluted earnings per common share in 1993 and 1994 included the if-converted dilutive effect of the 7% Convertible Subordinated Debentures due in 2001 which were fully converted in May 1994.

         k.  Prospective accounting changes

         In March 1995, FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of" was issued. FASB 121 requires impairment losses to be recorded on long-lived assets (e.g., revenue equipment, property, plant and equipment, patents and costs in excess of net assets acquired related to such assets) used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         The Company will adopt the provisions of FASB 121 in the first quarter of fiscal 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

         In July 1995, the Emerging Issues Task Force (EITF) reached a consensus which narrows the scope of intercompany foreign currency commitments which are eligible to be hedged for financial reporting purposes. This applies to transactions arising after July 21, 1995.

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (Cont'd)

     The Company has not completed the complex analyses and comprehensive study of this matter to either estimate its current or future effect on the Company's operating results or hedging strategy. However, the Company believes it can modify its current hedging practices in order to comply with the new consensus without having a materially adverse effect on its financial condition.

     1.  Reclassifications

     Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

2.   Receivables and net investment in sale-type leases

     Accounts receivable are stated net of an allowance for doubtful accounts of $13.5 million and $10.4 million at June 30, 1995 and 1994, respectively.

     Net deferred receivables ($24.5 million and $30.5 million outstanding at June 30, 1995 and 1994, respectively) and installment receivables are stated net of the following (at June 30, in millions):

                                                     1995          1994
                                                    ------        ------

     Allowance for doubtful accounts                $ 5.5          $ 6.4
     Unearned interest and maintenance              $24.4          $19.5

     The Company leases equipment under sales-type lease agreements expiring in various years through 2002. The net investment in sales-type leases (sales-type leases) consisted of the following (at June 30, in millions):

                                              1995          1994
                                             ------        ------
     Minimum lease payments receivable       $168.8        $151.6
     Allowance for uncollectible minimum
       lease payments                          (7.5)         (3.4)
     Unearned interest and maintenance        (50.4)        (38.6)
                                             ------        ------
                                             $110.9        $109.6
                                             ======        ======

     Net receivables and sales-type leases at June 30, 1995 are due as follows (in millions): 1996 - $252.0 and 21.2; 1997 - $12.7 and $22.8; 1998 -
     $11.8 and $21.8; 1999 - $8.9 and $21.3; 2000 - $4.4 and $18.2,
     respectively, and with respect to sales-type leases (in millions): $5.6 thereafter.

     The Company has agreements with third party financing institutions whereby certain installment receivables in the United States (U.S.) and sales-type leases in Europe

                     SENSORMATIC ELECTRONICS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Receivables and net investment in sale-type leases (Cont'd)

         together with certain related rights are sold to the financing institutions. Under such agreements, should certain events occur (principally related to customer non-payment or other customer-related defaults), the Company is obligated to repurchase the specific receivables and sales-type leases.

         Under the principal agreement in the U.S., the Company sells fixed interest rate receivables to the financing institution. Under such agreement, the financing institution earns interest throughout the term of the receivables at a floating rate of interest indexed to one month LIBOR. Any resulting differential in interest caused by the varying interest rates (variance amounts) is either paid or received by the Company. In order to manage the risk associated with the variance amounts, the Company enters into interest rate instruments for notional amounts (on a portfolio basis) equal to the outstanding principal amounts of receivables sold. This results in offsetting interest rate differential payments or receipts thereby limiting the variance amounts paid or received by the Company.

         Additionally, the Company has an agreement with a third party financing institution whereby the Company may assign certain pre-approved U.S. accounts receivable. At June 30, 1995 and 1994, receivables assigned and outstanding under such agreement were $79.7 million and $57.9 million, respectively, (substantially all of which were not subject to recourse resulting from the customer's inability to pay) of which the financing institution had advanced in anticipation of their collection $74.6 million and $50 million, respectively, to the Company (bearing interest at fluctuating rates, 6.5% and 4.9% at June 30, 1995 and 1994, respectively).

         The Company received proceeds of $458.1 million and $270.5 million upon the sale and assignment of receivables and leases under these agreements in fiscal 1995 and 1994, respectively (net of repurchases due to customer non-payment of approximately $12.6 million and $12.8 million, respectively). The uncollected principal balance of receivables and leases sold which is subject to varying amounts of recourse totaled $333.0 million and 199.8 million at June 30, 1995 and 1994, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

         At June 30, 1995 balances due from financing institutions under these agreements aggregated $8.2 million, are due within one year and are included in "Deferred income taxes, patents and other assets".

         At June 30, 1995 and 1994, there were receivables (including those subject to recourse) due from the following sectors of

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.          Receivables and net investment in sale-type leases (Cont'd)

            the U.S. retail market which represented a concentration of credit risk to the Company: department and discount stores 1995 - $48.9 million and 1994 - $40.5 million; supermarkets 1995 - $31.9 million and 1994 - $26.2 million; and specialty stores 1995 - $26.2 million and 1994 - $30.7 million. Assuming the obligors under these receivables were to fail to completely perform according to the terms of the receivables at June 30, 1995, the Company estimates it would have incurred a loss with respect to each retail market of approximately $36.1 million, $21.1 million and $21.2 million, respectively, representing the amount of the receivables less any related allowance for doubtful accounts and the estimated realizable value of the collateralized equipment securing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures, collection practices, and its policy of retaining a security interest in the underlying equipment and ability to re-market such repossessed equipment.

            The activity in the allowance for doubtful accounts related to receivables and sales-type leases during fiscal 1995, 1994 and 1993 is as follows (in millions):


                                                                1995             1994             1993
                                                                ----             ----             ----
            Balance at beginning of year                        $20.1            $13.5           $10.6
            Additions charged to income                          19.6             11.0             8.8
            Amounts written off, net                            (15.5)            (6.1)           (5.6)
            Other (including currency translation)                2.2              1.7            (0.3)
                                                                -----            -----           -----
            Balance at end of year                              $26.4            $20.1           $13.5
                                                                =====            =====           =====


3.        Inventories

          Inventories are summarized as follows (at June 30, in millions):

                                                                       1995                             1994
                                                                       ----                             ----
          Available for sale or lease                                 $183.0                           $118.4
          Parts                                                         44.7                             35.3
          Work-in-process                                               23.4                             20.8
                                                                      ------                           ------
                                                                       251.1                            174.5
          Less allowance for inventory losses                          (10.3)                           (10.6)
                                                                      ------                           ------
                                                                      $240.8                           $163.9
                                                                      ======                           ======


          The activity in the allowance for inventory losses during fiscal 1995, 1994 and 1993 is as follows (in millions):




                                                             1995                 1994                 1993
                                                             ----                 ----                 ----
          Balance at beginning of year                       $10.6                $ 8.6                $7.1
          Additions charged to income                          5.5                  4.7                 3.5
          Amounts written off, net                            (6.0)                (2.8)               (1.8)
          Other (including currency translation)               0.2                  0.1                (0.2)
                                                             -----                -----                ----
                                                             $10.3                $10.6                $8.6
                                                             =====                =====                ====

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.        Other property, plant and equipment

          Other property, plant and equipment is summarized as follows (at June 30, in millions):

                                                             1995                1994
                                                             ----                ----
          Machinery and equipment                           $131.5               $ 89.3
          Buildings and improvements                          49.1                 41.0
          Leasehold improvements and furniture and
            fixtures                                          33.4                 19.8
          Land                                                11.8                 11.8
                                                            ------               ------
                                                             225.8                161.9

          Less accumulated depreciation and
            amortization                                     (74.9)               (54.7)
                                                            ------               ------
                                                            $150.9               $107.2
                                                            ======               ======


5.        Income taxes

          Effective July 1, 1993, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes" (FASB 109). As permitted by FASB 109, the Company elected not to restate the financial statements of any prior periods. The cumulative effect of the change was not material and therefore no adjustment was separately reported in the Consolidated Statement of Income for the year ended June 30, 1994.

          The United States (including Puerto Rico) and international components of income from continuing operations before income taxes are as follows (in millions):



                                                             1995                 1994                1993
                                                             ----                 ----                ----
          United States                                      $62.8                $65.7               $49.8
          International                                       26.2                 30.3                22.2
                                                             -----                -----               -----
                                                             $89.0                $96.0               $72.0
                                                             =====                =====               =====


          The components of the provision for income taxes on income from continuing operations before income taxes are as follows (in millions):




                                                            Current            Deferred               Total
                                                            -------            --------               -----
          1995:
               U.S. Federal                                   $2.0                $ 4.6               $ 6.6
               International                                   3.2                 10.0                13.2
               Other                                             -                 (0.3)               (0.3)
                                                              ----                -----               -----
                                                              $5.2                $14.3               $19.5
                                                              ====                =====               =====

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.        Income taxes (Cont'd)

                                                            Current            Deferred               Total
                                                            -------            --------               -----
          1994:
               U.S. Federal                                  $ 5.6                $ 2.1               $ 7.7
               International                                  12.3                  3.1                15.4
               Other                                           1.4                 (0.6)                0.8
                                                             -----                -----               -----
                                                             $19.3                $ 4.6               $23.9
                                                             =====                =====               =====


          1993:
               U.S. Federal                                  $ 8.4                $(4.1)              $ 4.3
               International                                  11.0                 (0.2)               10.8
               Other                                           3.3                 (0.5)                2.8
                                                             -----                -----               -----
                                                             $22.7                $(4.8)              $17.9
                                                             =====                =====               =====


          The deferred provision is presented net of a tax benefit of $20 million for 1995, and $4.1 million for 1994, relating to net operating losses.

          A reconciliation between the statutory U.S. Federal income tax rate and the consolidated effective tax rate on income from continuing operations before income taxes is as follows:




                                                             1995                  1994               1993
                                                             ----                  ----               ----
          Statutory rate                                      35.0%                35.0%               34.5%
          Benefits due to
            tax exempt
            earnings and
            investment income
            of the Puerto Rico
            operations                                       (10.2)                (9.5)              (12.0)
          Amortization of costs in
            excess of net assets
            acquired                                           4.6                  2.7                 2.7
          Adjustment of prior years'
            accruals                                          (4.9)                (3.4)                  -
          Other                                               (2.6)                 0.1                (0.3)
                                                             -----                 ----                ----
                                                              21.9%                24.9%               24.9%
                                                             =====                 ====                ====


          Discontinued Operations-In fiscal 1995, the Company also reduced income tax liabilities by an additional $4.1 million. This amount, which is related to a previously discontinued business and is no longer required, is a non-cash adjustment of prior year amounts.

          Undistributed earnings of international subsidiaries are indefinitely reinvested in the respective subsidiaries' operations except for earnings of the Company's subsidiary in Germany which are periodically distributed in order to avail itself of the lower German integrated tax rate. No provision has been made for income taxes that might be payable upon the remittance of the indefinitely reinvested earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to reductions for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has not attempted to determine the amount of unrecognized deferred tax liability associated with these

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.        Income taxes (Cont'd)

          permanently reinvested earnings due to the complexity of such a hypothetical calculation.

          The Company's manufacturing subsidiary located in Puerto Rico has been granted an exemption from the Commonwealth of Puerto Rico income taxes which remains in effect until August 2008 (extended in fiscal year 1995 three additional years as part of the relocation of the manufacturing subsidiary to Aquadilla, Puerto Rico). The grant exempts 90% of the subsidiary's operating and qualified investment income earned through that date. Additionally, such earnings are presently not subject to U.S. Federal income taxes unless those earnings exceed the limitations implemented with recent U.S. tax law changes applicable beginning in fiscal 1995. The Company's tax benefit for 1995 did not exceed such limitations. Beginning in fiscal 1994, certain Commonwealth of Puerto Rico taxes (tollgate taxes) must be provided upon remittance of post-1993 earnings (at rates ranging from 0% to 10% depending on the fiscal year earned). Puerto Rico tollgate taxes have been provided at 0% and 5% on fiscal year 1994 and 1995 earnings, respectively. At June 30, 1995, approximately $146 million of undistributed earnings were deemed indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

          The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities, at June 30, 1995 and 1994 are as follows (in millions):



                                                               1995                            1994
                                                       --------------------           -----------------------
                                                       Assets         Liab.            Assets           Liab.
                                                       ------         -----            ------           -----
          Property, plant and equipment                $ 32.2         $ 20.7            $19.0           $13.3
          Reserves and allowances                        31.6            0.3             14.3             0.6
          Knogo acquisition reserves and
            allowances                                   15.8              -
          Sales-type leases                              10.6           96.3              2.6            28.3
          Undistributed earnings of
            German subsidiary                             6.0            7.2              6.4             7.7
          Prepaid royalties                               0.8              -              5.8               -
          Deemed sales revenues from Puerto Rico
            operations                                   13.5              -              9.7               -
          Tax credit carryforwards                       10.8              -              4.4               -
          Other                                          11.1           18.9              9.5             8.5
          NOL carryforwards                              74.0              -             20.2               -
          Valuation allowance                           (23.1)             -             (2.6)              -
                                                       ------         ------            -----           -----
          Deferred income taxes                        $183.3         $143.4            $89.3           $58.4
                                                       ======         ======            =====           =====


          The principal sources of deferred income tax benefits in 1993 not restated to reflect the adoption of FASB 109) are as follows
          (in  millions):

                                                                                        1993
                                                                                        ----
          Intercompany inventory
            profit elimination                                                          $(1.1)
          Depreciation                                                                    1.8
          Accelerated income recognition


                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.        Income taxes (Cont'd)

                                                                                         1993
                                                                                         ----
            of revenue equipment                                                          (3.2)
          Income recognition from
            sales-type leases                                                             (2.0)
          NOL carryforwards                                                                 -
          Other                                                                           (3.3)
                                                                                         -----
          Total deferred tax
            benefit                                                                      $(4.8)
                                                                                         =====


          The fiscal 1995 increase in the valuation allowance relates primarily to certain deferred tax assets recorded in connection with the acquisition of Knogo. The valuation allowance at July 1, 1993, was $2.1 million.

          At June 30, 1995, tax carryforwards available and related expiration dates are as follows (in millions):

          Net operating losses:
            United States (fiscal 2001 through 2010)                                   $ 41.0
            International (generally no expiration dates)                              $174.0
          Foreign tax credits (fiscal 1996 through 2000)                               $  1.9


          The Company made income tax payments of approximately $5.9 million, $9.0 million and $11.2 million in fiscal 1995, 1994 and 1993, respectively.

          The Company's Federal income tax returns for fiscal 1989 through 1992 are currently being examined by the U.S. Internal Revenue Service. The examination has not been completed; however, adjustments proposed by the IRS to date are not material to the Consolidated Financial Statements.



6.        Debt

          Debt is summarized as follows (at June 30, in millions):




                                                                                 1995                  1994
                                                                                 ----                  ----
          8.21% Senior Notes                                                     $135.0                $135.0
          Unsecured revolving credit notes
            payable, at 4.9% to 12.4%                                             181.9                  64.0
          Capital lease obligations and other,
            at 4.4% to 12.0%, net of unamortized
            interest of $5.4 and $5.3 at
            1995 and 1994, respectively                                             9.8                  20.2
                                                                                 ------                ------
                                                                                 $326.7                $219.2
                                                                                 ======                ======


          In January 1993, the Company issued $135 million aggregate principal amount of 8.21% Senior Notes due January 2003 (the Senior Notes) and repaid $100 million in short-term bank borrowings primarily incurred in connection with the acquisition

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Debt (Cont'd)

      of ALPS in July 1992. (See Note 11.) Interest on the Senior Notes is payable semiannually. Under the terms of the related Note Agreement, the Company is required, among other things, to maintain a certain minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and payment of dividends. The Company was in full compliance with all of these terms at June 30, 1995 and 1994. In the event of a change in control, as defined, principal payment on the Senior Notes may be accelerated.

      Subsequently, the Company entered into fixed to floating interest rate swap agreements in order to reduce the Company's interest expense by taking advantage of lower prevailing short-term interest rates. The effective interest rate on the Senior Notes for the years ended June 30, 1995, 1994 and 1993 was 9.2%, 6.8%, and 6.8%, respectively.

      At June 30, 1995 and 1994, outstanding borrowings under all the Company's credit lines bore interest at weighted average rates of 6.4% and 6.5%, respectively. The Company has a multi-currency committed line of credit agreement expiring in December 1995 with a group of financial institutions which provides for aggregate unsecured borrowings by the Company and its European subsidiaries of up to $100 million (fully utilized at June 30, 1995). Borrowings under this agreement bear interest at fluctuating rates at LIBOR plus 0.3% and are subject to an annual facility fee of 0.15% of the total credit line.

      Additionally, the Company has uncommited line of credit agreements with several financial institutions which provide for aggregate unsecured borrowings up to approximately $173 million ($81.9 million utilized at June 30, 1995). Borrowings under these agreements bear interest at fluctuating rates generally at LIBOR plus 0.3% to 0.5% and are due on demand.

      The Company paid interest of $26.5 million, $22.5 million and $13.6 million, during fiscal 1995, 1994 and 1993, respectively.

7.    Stock option plans

      Under the Company's existing stock option plan (the 1995 Plan) stock options may be granted to officers, key employees, and directors who are also officers or employees or otherwise participate in the 1995 Plan. The 1995 Plan provides for granting of other awards, such as stock appreciation rights, stock awards and cash awards, although the Company intends to continue to principally grant stock options under this plan. The Company also has a Directors Stock Option Plan under which non-qualified stock options may be granted to directors not covered by the 1995 Plan.

      The exercise price of a stock option granted under all stock option plans is not less than the fair market value of the

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    Stock option plans (Cont'd)

      Common Stock on the date of grant. Stock options under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant. However, certain recently granted options to corporate officers become exercisable in full the earlier of five years from the date of grant or at any time after one year from the date of grant when the price of the Company's Common Stock equals or exceeds 135% of the exercise price. Additionally, the Company has granted to certain corporate officers performance-based options under the 1995 Plan. These options become exercisable from four to nine years after grant depending upon the Company's attainment of certain performance objectives.

      All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exericse are recorded as an increase to "Stockholders' equity - Common stock."

      Information for all such plans is summarized for fiscal 1995, 1994 and 1993 as follows (in millions, except for price per option amounts):


                                               1995        1994         1993
                                             --------    --------     --------
      Options outstanding at
        beginning of year                       4.2         3.7          3.1
      Granted                                   0.9         1.3          2.0
      Exercised                                (0.5)       (0.8)        (1.4)
                                               ----        ----         ----
      Options outstanding at
        end of year                             4.6         4.2          3.7
      Average price of options                 ====        ====         ====
        exercised                          $  15.45    $  13.50     $   7.42

      Prices of options out-               $5.87 to    $4.83 to     $4.83 to
        standing at end of year            $  36.38    $  36.38     $  27.17

      Average price of options
        outstanding at end of year         $  23.52    $  21.52     $  15.73

      Exercisable options at end of             2.0         1.3          0.9
        year

      Options available for
        future grants at end
        of year                                 3.0         0.2          1.5


      At June 30, 1995 and 1994, 8.8 million and 5.7 million shares of Common Stock, respectively, were reserved for issuance of which 7.7 million and
      4.4 million, respectively, were reserved for the exercise of stock options.

8.    Defined contribution plans

                     SENSORMATIC ELECTRONICS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has: (a) retirement plans for U.S. employees, Puerto Rico employees and for certain European employees which allow or require employee contributions (b) a Senior Executive Defined Contribution Retirement Plan for certain officers and (c) a Key Executive Supplemental Retirement Plan covering certain officers and key employees. Annual contributions by the Company to all such retirement plans are discretionary.

         The Company charged to operations (in millions) $2.3, $2.6 and $1.7 in fiscal 1995, 1994, 1993, respectively, related to all the plans described under this section.

9.       Commitments, contingencies and other matters

         a.      Commitments

         The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 1995 aggregated $48.2 million and are due as follows (in millions): 1996 - $12.0; 1997 - $11.7; 1998 - $5.8; 1999 - $3.6; 2000
         - $2.3 and 12.8 thereafter. Rent expense was charged to operations as follows (in millions): 1995 - $10.4; 1994 - $10.2 and 1993 - $4.7.

         b.      Contingent royalty payments

         In connection with certain acquisitions, the Company pays royalties (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring in 1996 through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and amortized over the remaining amortization period. Royalty payments in fiscal 1995, 1994 and 1993 were $13.3 million, $7.6 million and $5.6 million, respectively.

         c.      Litigation

         In July, August and September 1995, thirteen actions were filed by alleged shareholders of the Company following announcements by the Company that its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the more recent actions and a complaint amendment, that the scope of the Company's year-end audit had been expanded. The various complaints allege, among other things, that the Company and certain of its directors and officers who are named as defendants issued false and misleading statements about the Company's business prospects, failed to follow appropriate accounting practices, and failed to disclose adverse information. One of the complaints also alleges, among other things, that the Company failed to disclose hazards affecting

                     SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Commitments, contingencies and other matters (Cont'd)

         individuals wearing pacemakers allegedly caused by certain of its products.

         The claimants are seeking class certification, rescissory damages and/or unspecified compensatory damages, as well as interest, costs and various fees and expenses, on behalf of themselves and other putative class members who purchased the Company's common stock or related securities during the respective class periods alleged by their complaints. In one of the actions, allegedly brought on behalf of Company shareholders who obtained their shares in the Company's merger with Knogo Corporation, the relief sought also includes rescission of the vote on that merger.

         Also in September 1995, three derivative actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. Those claimants are seeking, among other relief, restitution and/or damages in favor of the Company and imposition of a constructive trust.

         The Company intends to vigorously defend against the actions. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

         d.      Restatement of interim financial statements

         In fiscal 1995, revenues related to certain shipments that were recorded incorrectly in fiscal 1995 were identified and were reported to the Audit Committee of the Board of Directors by the Company's independent certified public accountants. The Audit Committee authorized an expansion of the scope of the fiscal 1995 audit and retained independent counsel to assist in the investigation of this matter.

         The results of the investigation concluded that certain accounting irregularities resulted in incorrectly recording revenues and related costs and expenses for certain product shipments in each quarter of 1995, 1994 and 1993. These shipments included both product shipments actually made after the end of each quarter as well as shipments subject to nonstandard contractual terms.

         In addition, during fiscal 1995, certain expenses were incorrectly capitalized during the third and fourth quarters of fiscal 1995 as an element of the purchase price of Knogo Corporation.

         After carefully evaluating the findings, the Company concluded the financial statements for the third quarter of fiscal 1995

                     SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         required restatement. (See Note 13.) Further, the Company concluded the effects of these matters on fiscal 1993, on fiscal 1994 and the quarters therein and on the first and second quarters of fiscal 1995 were such that restatement of the financial statements of such periods was not required.

10.      Business segment, geographic area and international operations data

         The Company operates in a single business segment and its principal products are electronic article surveillance and closed circuit television systems. The Company's operations by geographic area are as follows (in millions):

                                                           1995                  1994                  1993
                                                           ----                  ----                  ----
         Revenues:
            North America                                 $  603.4             $  457.0              $307.4
            Europe                                           367.6                274.7               232.0
            Inter area transfers                             (81.9)               (75.7)              (52.1)
                                                          --------             --------              ------
               Total consolidated                         $  889.1             $  656.0              $487.3
                                                          ========             ========              ======
         Operating income:
            North America                                 $   91.3             $   85.0              $ 51.5
            Europe                                            29.8                 41.7                35.5
            Inter area transfers                               7.5                  2.2                 1.8
            Corporate items                                  (30.7)               (24.1)              (17.8)
                                                          --------             --------              ------
               Total consolidated                             97.9                104.8                71.0
         Total other income
            (expenses)                                        (8.8)                (8.8)                1.0
                                                          --------             --------              ------
         Income from continuing
            operations before
            income taxes                                  $   89.1             $   96.0              $ 72.0
                                                          ========             ========              ======
         Identifiable assets:
            North America                                 $  676.0             $  532.3              $329.6
            Europe                                           786.5                543.8               457.0
            Corporate items                                  108.4                 79.4               140.3
                                                          --------             --------              ------
               Total consolidated                         $1,570.9             $1,155.5              $926.9
                                                          ========             ========              ======



         In fiscal 1995, 1994, 1993, export sales of $30.9 million; $26.8 million and $18.5 million, respectively, are reported in North America revenues. Transfers from North America to Europe are accounted for at prices sufficient to recover a reasonable profit margin. Corporate items include general corporate expenses, research, development and engineering expenses and amortization of patents. At June 30, 1995 and 1994, the international subsidiaries' liabilities aggregated $252.0 million and $166.0 million, respectively.

         Identifiable assets are comprised of those assets of the Company that are identified with the operations in each geographic area.
         Corporate items are comprised principally of cash and marketable securities and patents.

11.      Acquisitions

         On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo Corporation ("Knogo") for approximately 3.1 million shares of the Company's Common Stock (with a value of approximately $100 million).

                     SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         Based on the preliminary purchase price allocation, the significant identifiable assets acquired and liabilities assumed and/or incurred in connection with the Knogo acquisition were as follows:

                  Cash and marketable securities                            $ 5.8
                  Accounts receivable, net                                   18.7
                  Net investment in sales-type leases                        17.8
                  Inventories, net                                           12.5
                  Deferred income taxes, patents and other assets,
                    net                                                      26.0
                  Accrued liabilities                                        54.0
                  Debt                                                       23.5


         In fiscal 1993, the Company acquired Automated Loss Prevention
         Systems (ALPS), a large European distributor of EAS and CCTV products, and Security Tag Systems, Inc. (Security Tag), a U.S.- based manufacturer and marketer of loss prevention products, for an aggregate amount of approximately $323 million consisting of approximately $280 million (funded with net proceeds of approximately $194.8 million from the issuance of 12.6 million shares of its Common Stock and from borrowings under a short-term credit facility) and 1.5 million shares of the Company's Common Stock (with a value of approximately $43 million).

         The acquisitions of Knogo, ALPS and Security Tag resulted in costs in excess of net assets acquired of approximately $114 million, $223 million and $47 million, respectively, (based on a preliminary allocation of the Knogo purchase price) which are being amortized using the straight-line method over 40 years. These acquisitions were accounted for under the purchase method and the respective subsidiaries were consolidated in the Company's financial statements from their respective dates of acquisition.

         The Company's unaudited proforma consolidated condensed statements of income for fiscal 1995, 1994 and 1993, assuming the acquisitions of Knogo (fiscal 1995 and 1994), ALPS (fiscal 1993) and Security Tag (fiscal 1993) were effected at the beginning of each year, are summarized as follows (in millions, except per share data):

                                                             1995                 1994                1993
                                                             ----                 ----                ----
         Total revenues                                     $922.3               $726.1              $510.2
         Income from continuing
            operations before
            income taxes                                      89.6                108.7                72.3
         Net income                                           73.7                 79.3                53.9
         Primary earnings per
            common share                                    $ 1.00               $ 1.22              $  .91
         Fully diluted earnings
            per common share                                $  .99               $ 1.16              $  .89

         This proforma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed (see the financial statements and other information related to Knogo in the

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Company's Current Report on Form 8-K filed January 11, 1995, as amended on Form 8-K/A) filed January 27, 1995).

         In connection with acquisitions during fiscal 1995, 1994 and 1993, the market value of the assets acquired was as follows (in millions):

                                                                1995                 1994                1993
                                                                ----                 ----                ----
         Cash paid (net of cash acquired)                       $  9.6               $11.5               $299.3
         Liabilities assumed and/or incurred                     101.1                13.2                 76.6
         Common stock                                            149.3                31.0                 43.4
                                                                ------               -----               ------
         Market value of assets acquired                        $260.0               $55.7               $419.3
                                                                ======               =====               ======

12.      Financial Instruments

         a. Fair value of financial instruments

         The carrying or notional amount and estimated fair values of financial instruments consist of the following (at June 30, in millions):




                                                                 1995                       1994
                                                          ------------------         --------------------
                                                          Carrying     Fair          Carrying       Fair
         Balance Sheet Instruments                         Amount      Value          Amount        Value
                                                           ------      -----          ------        -----
         Marketable securities                              $26.7      $26.7           $33.6        $34.0
         Receivables other than leases and accounts
            receivable                                       67.8       67.8            71.3         71.3
         Debt, excluding capital
            leases                                          321.7      320.5           214.9        215.0

                                                                      1995                       1994
                                                               -------------------       --------------------
                                                               Notional      Fair        Notional       Fair
         Off-Balance Sheet Instruments                          Amount       Value        Amount        Value
                                                                ------       -----        ------        -----
         Interest rate instruments                              $181.9       $(1.1)        $170.4       $(3.3)
         Currency hedging instruments                            187.5       (16.1)         147.5        (7.4)


         The fair values of marketable securities are based primarily on quoted market prices for those instruments.

         The fair values of receivables other than leases and accounts receivable and debt, excluding capital leases and unsecured revolving credit notes payable, were estimated by discounting future cash flows using current market interest rates.

         The fair values for unsecured revolving credit notes payable, which are generally due on demand, approximate their carrying amounts.

         The fair values of interest rate instruments and currency hedging instruments were based on the estimated costs to terminate these agreements in the OTC market as determined by the financial institution counterparties at fiscal year end. The financial institution counterparties determine the costs to terminate swap agreements by discounting over the remaining term of these agreements the differential cash flow between offsetting swap agreements at market interest rates and existing

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Financial Instruments (Cont'd)

         swap agreements at their coupon rates. The negative fair values (disclosed in the table above) represent the incremental cost assuming the Company were to have terminated these financial instruments at June 30, 1995. The increase in the fair value of the interest rate instruments from June 30, 1994 resulted primarily from the decrease in market interest rates over such period and the shorter period to maturity of certain of the interest rate swap agreements.
         The decrease in the fair value of the currency hedging instruments from June 30, 1994 was primarily due to the weakening of the U.S. dollar over such period. These financial instruments have been designated to hedge the currency and interest rate risks associated with specific transactions and are not held as investments. It is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no net effect on the Company's operations, cash flows or financial position. (See Note 1g.)

         b.      Currency hedging instruments

         At June 30, 1995, the Company owned forward contracts and options (designated to hedge substantially all of the Company's intercompany commitments) which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal 1996 and 1997, as follows (in millions):

                                                             1997                                   1996
                                                             ----                                   ----
          Currencies                            Options                Forwards         Options               Forwards
          ----------                            -------                --------         -------               --------
          French Francs                            $   -                 $27.3             $0.8                $ 45.1
          Deutschemarks                                -                  18.0              0.6                  23.7
          British Pounds                               -                  17.1                -                  22.7
          Other                                        -                  10.1                -                  22.1
                                                     ---                 -----             ----                ------
                                                   $   -                 $72.5             $1.4                $113.6
                                                   =====                 =====             ====                ======

         The credit risk of these forward contracts and options is considered low due to the credit quality of the issuers.

         c.      Interest rate instruments

         The Company has entered into interest rate swap and cap agreements with financial institution counterparties. (see Notes 2.
         and 6.). Swap agreements are contracts between two parties to exchange interest rate payments based on a single principal amount (notional amount) over a specified term. Cap agreements are interest rate protection agreements in which the owner is compensated if a floating index exceeds a predetermined interest rate. The swap and cap agreements contain an element of risk that the counterparty may be unable to perform, in which case, the effective interest rate on the debt or underlying transactions would revert to the respective contractual rates. However, the Company minimized such risk by limiting the counterparties to major financial institutions with investment grade credit ratings. At June 30, 1995, the Company was a party to the following swap and cap agreements (in millions):

                                  SENSORMATIC ELECTRONICS CORPORATION
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Financial Instruments (Cont'd)

         FIXED TO FLOATING SWAP AGREEMENTS

         Notional        Expiration          Floating Rate       Fixed Rate
          Amount            Date               to be Paid      to be Received
         --------        ----------          -------------     --------------

         $50.0           February 1996       6 Month LIBOR         5.45%
          50.0           February 1996       6 Month LIBOR         5.40%
          35.0               June 1996       6 Month LIBOR         5.01%

         These swap agreements were entered into in order to convert the $135 million Senior Notes from fixed interest rate debt to floating interest rate debt. (See Note 6.)

         The 5.45% swap agreement expiring February 1996 will be extended to February 1998 should the two-year bid swap rate (5.9% at June 30, 1995) on February 16, 1996 equal or exceed 7%. The rate received by the Company under this agreement will increase to 6.92% in February 1996 should the expiration be extended.

         The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at June 30, 1995 was 6.0% and 5.3%, respectively, and would have been the same assuming market conditions existing at June 30, 1995.

         FLOATING TO FIXED SWAP AGREEMENTS

         Notional        Expiration       Fixed Rate           Floating Rate
          Amount            Date          to be Paid           to be Received
         --------        ----------      -------------         --------------

         $12.0           May 1999           7.75%               1 Month LIBOR
          10.0           May 2000           6.16%               1 Month LIBOR
           4.9           April 2000         6.58%               1 Month LIBOR
           4.3           April 1999         4.60%               1 Month LIBOR
           4.2           August 1998        4.80%               1 Month LIBOR
           3.1           May 1998           4.94%               1 Month LIBOR
           1.9           March 1999         4.65%               1 Month LIBOR

         These swap agreements were entered into in order to manage the interest rate exposure associated with the U.S. receivables sales program. (See Note 2.)

         The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at June 30, 1995 was 6.2% and 6.1%, respectively, and would have been the same assuming market conditions existing at June 30, 1995.

         INTEREST RATE CAP AGREEMENT

         In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999 with a notional amount of $6.5 million as part of its program to manage the interest rate exposure associated with the U.S. receivables sales program. (See Note
         2.) Under the agreement the Company will be paid an amount equal to the excess, if any, of 1 month LIBOR over 7.00% multiplied by the notional amount. At June 30, 1995 there was no such excess.

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.        Consolidated Quarterly Financial Information (Unaudited)




                                                                            Three months ended
                                                    -----------------------------------------------------------------
                                                    September         December            March              June
                                                       30                31                31                 30
                                                    ---------        -----------        ---------         -----------
                                                                (In millions, except per share amounts)
Fiscal 1995                                                                             (restated)
-----------                                                                                (d)                (e)

Total revenues                                        $190.9            $217.8            $218.5             $261.9

Operating income                                      $ 28.4            $ 35.2            $ 22.9             $ 11.4

Income from continuing operations                     $ 20.1            $ 25.3            $ 15.7             $  8.5

Discounted operations - adjustment of
  prior year amounts                                  $    -            $    -            $    -             $  4.1

Net income                                            $ 20.1            $ 25.3            $ 15.7             $ 12.6

Primary and fully diluted earnings
  per common share: (a)
  Income from continuing operations                   $  .29            $  .36            $  .21             $  .11

Discontinued operations - adjustment of
  prior year amounts                                  $    -            $    -            $    -             $  .05

  Net income                                          $  .29            $  .36            $  .21             $  .16

Fiscal 1994
-----------

Total revenues                                        $143.3            $159.9            $162.2             $190.7

Operating income                                      $ 22.3            $ 28.5            $ 25.1             $ 28.9

Net income                                            $ 14.8            $ 18.8            $ 16.4             $ 22.0

Primary earnings per common share (a)                 $  .25            $  .31            $  .27             $  .34

Fully diluted earnings per common share (a)(b)        $  .24            $  .29            $  .26             $  .34


(a)   Adjusted to reflect the three-for-two stock split declared in November
      1993.

(b) Fully diluted earnings per common share include the if-converted dilutive effect of the 7% Convertible Subordinated Debentures due in 2001 which were converted in May 1994. (See Note 7.)


(c) In fiscal 1995 the Company reduced income taxes payable by $4.1 million. This amount related to a previously discontined business and is no longer required. (See Note 5.)

                     SENSORMATIC ELECTRONICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(d) As more fully discussed in Note 9d., the Company restated its consolidated financial statements for the three months ended March 31, 1995. The effect of such restatement was as follows:


                                     Three Months Ended
                                     ------------------
                                        March 31, 1995
                                        --------------
                                   Reported       Restated
                                   --------       --------
      Revenues                      $238.6         $218.5

      Operating income              $ 34.3         $ 22.9

      Net income                    $ 24.1         $ 15.7

      Primary earnings
        per common share            $ 0.33         $ 0.21

      Fully diluted earnings
        per common share            $ 0.33         $ 0.21


(e) During the fourth quarter, the Company recorded adjustments relating primarily to (i) current year product installation costs, (ii) expenses related to the merger with Knogo, (iii) certain operating assets and (iv) deferral of certain revenue, (reducing income from continuing operations by approximately $7 million, in the aggregate); offest by a reduction of prior years' income tax liabilities associated with both continuing and discontinued operations, which were no longer required (totaling approximately $9 million; see note 5).

                     SENSORMATIC ELECTRONICS CORPORATION
                              INDEX TO EXHIBITS
                               (Item 14 (a)(3))

Exhibit
Number                                 Description


         2(a)    -        Amended and Restated Agreement and Plan of Merger
                          dated as of August 14, 1994, between Sensormatic
                          Electronics Corporation, Knogo Corporation ("Knogo") and Knogo North America Inc. ("Knogo North America")
                          (excluding schedules, but including:  Exhibit A -
                          Form of Delaware Certificate of Merger, Exhibit B -
                          Form of New York Certificate of Merger, Exhibit C -
                          Form of Contribution and Divestiture Agreement between Knogo and Knogo North America and certain
                          Exhibits thereto (incorporated by reference to Exhibits 2(a), 2(b) and 2(c) to Registration
                          Statement No. 33-56619)).

                          (Copies of omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.)

         3(a)    -        Composite Restated Certificate of Incorporation of
                          the Company filed pursuant to Rule 232.102(c) of Regulation S-T (incorporated by reference to Exhibit
                          4(d) to Registration Statement No. 33-61626).

         3(b)    -        By-Laws of the Company (incorporated by reference to
                          Exhibit 4(b) to Registration Statement No.
                          33-59865).

         4(a)    -        Article FOURTH of the Restated Certificate of
                          Incorporation of the Company (incorporated by reference to Exhibit 4(d) to Registration Statement
                          No. 33-61626).

         4(b)    -        Note Agreement, dated as of January 15, 1993, among
                          the Company, The Northwestern Mutual Life Insurance
                          Company and the other Purchasers named therein, including the form of 8.21% Senior Notes due January
                          30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May 31, 1993
                          (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-62750).

         4(c)    -        The Registrant agrees to furnish copies of any
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

         10(c) Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal year ended June 30, 1994).

         10(d)     -      1995 Stock Incentive Plan and representative forms of
                          non-qualified stock options and Restricted Stock
                          Agreement under such Plan.

         10(e)     -      Directors Stock Option Plan and representative form
                          of a non-qualified stock option under such Plan
                          (incorporated by reference to Exhibit 10(h) to Form
                          10-K for the fiscal year ended May 31, 1992).

         10(f)     -      Stock Purchase Loan Plan (incorporated by reference
                          to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1986).

         10(g)     -      Executive Salary Continuation Plan and representative
                          form of agreement thereunder (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1989).

         10(h)     -      Board of Directors Retirement Plan and representative
                          form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1989).

         10(i)     -      Senior Executive Defined Contribution Retirement Plan
                          and representative form of agreement thereunder
                          (incorporated by reference to  Exhibit 10(h) to Form
                          10-K for the fiscal year ended June 30, 1994).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))

         10(j)     -      Employment Agreement, dated as of September 24, 1993,
                          between the Company and Ronald G. Assaf, Chairman of the Board, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit
                          10(j) to Form 10-K for the fiscal year ended June 30,
                          1993).


         10(k)     -      Employment Agreement, dated as of November 1, 1990,
                          between the Company and Gerd Witter, President of Sensormatic Europe (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended
                          May 31, 1991).


         10(l)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Ronald G. Assaf, Chairman of the Board,
                          President and Chief Executive Officer of the Company
                          (incorporated by reference to Exhibit 10(l) to Form
                          10-K for the fiscal year ended May 31, 1989).

         10(m)     -      Agreement, dated as of December 23, 1988, between the
                          Company and James E. Lineberger, Chairman of the
                          Executive Committee and a director of the Company, and amendment thereto, dated as of January 27, 1989
                          (incorporated by reference to Exhibit 10(m) to Form
                          10-K for the fiscal year ended May 31, 1989).



         10(n)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Dennis C. Gillette, Senior Vice President of the Company (incorporated by reference to Exhibit
                          10(o) to Form 10-K for the fiscal year ended May 31,
                          1989).

         10(o)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Gerd Witter, President of Sensormatic
                          Europe (incorporated by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended May 31, 1989).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))

         10(p)     -      Service Agreement, dated as of July 27, 1992, between
                          Sensormatic Limited (successor to Securitag U.K.
                          Limited) and Charles Dawson Buck, Senior Vice
                          President and President of Sensormatic International
                          Division (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30,
                          1993).

         10(q)     -      Form of Agreement, dated as of January 27, 1989,
                          between the Company and Dr. Arthur G. Milnes, director of the Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended
                          May 31, 1989).

         10(r)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Jerome M. LeWine, a director of the Company, and amendment thereto, dated as of January
                          27, 1989 (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended May 31, 1989).

         10(s) Termination Agreement dated as of June 5, 1995, between the Company and Michael E. Pardue formerly Executive Vice President, Chief Operating Officer and a director of the Company.

         10(t)     -      Directors and Officers Liability Insurance Policies.

         10(u)     -      Credit Agreement, dated as of August 26, 1994,
                          between the Company, Wachovia Bank of Georgia, N.A.,
                          ABN Amro Bank N.V., the other Borrowers listed herein and the domestic banks and foreign company banks listed herein (incorporated by reference to Exhibit
                          10 (t) to Form 10-K for the fiscal year ended June
                          30, 1994).


         11        -      Computation of Earnings Per Common Share for the
                          years ended June 30, 1995, 1994 and 1993.

         21        -      List of Subsidiaries of the Company.

         23(a)     -      Consents of Independent Certified Public Accountants.

         23(b)     -      Consents of Independent Certified Public Accountants.

         27        -      Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1995.

                          SENSORMATIC ELECTRONICS CORPORATION

                          By:     Ronald G. Assaf
                                  -------------------------------------
                                  Ronald G. Assaf
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on October 13, 1995.


            Signature                                                      Title
            ---------                                                      -----
       Ronald G. Assaf                                           Chairman of the Board of
--------------------------------------------                     Directors
       Ronald G. Assaf

                                                                 Vice Chairman of the Board
--------------------------------------------                     of Directors
       Thomas V. Buffett


       James E. Lineberger                                       Chairman of the Executive
--------------------------------------------                     Committee and Director
       James E. Lineberger


       Raymond Monteleone                                        Acting Chief Financial Officer and
--------------------------------------------                     Vice President of Corporate Development
       Raymond Monteleone                                        and Planning


       Timothy P. Hartman                                        Director
--------------------------------------------
       Timothy P. Hartman


       Jerome M. LeWine                                          Director
--------------------------------------------
       Jerome M. LeWine


       Arthur G. Milnes                                          Director
--------------------------------------------
       Dr. Arthur G. Milnes


       John T. Ray                                               Director
--------------------------------------------
       John T. Ray
