Form 10-K405/A
period 1995-06-30
SENSORMATIC ELECTRONICS CORP
filed 1995-10-30
CIK 88974

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-K/A
                                 AMENDMENT 1

         (X) ANNUAL REPORT                    ( ) TRANSITION REPORT
    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                  Commission File
     June 30, 1995                                          Number 0-3953

                     SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                      34-1024665
-----------------------------------        -------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                             Number)

      500 N.W. 12th Avenue
     Deerfield Beach, Florida                              33442
-----------------------------------        -------------------------------------
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number:  (305) 420-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
----------------------------------------           -----------------------------

 Common Stock (Par Value $.01 Per Share)              New York Stock Exchange
----------------------------------------           -----------------------------

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

The Registrant had outstanding 73,317,979 shares of Common Stock (par value $.01 per share) as of October 10, 1995.

Documents incorporated by reference:

         Definitive proxy statement for the Company's 1995 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))

        Exhibit
        Number                              Description
        -------                             -----------

         2(a)    -        Amended and Restated Agreement and Plan of Merger
                          dated as of August 14, 1994, between Sensormatic
                          Electronics Corporation, Knogo Corporation ("Knogo") and Knogo North America Inc. ("Knogo North America")
                          (excluding schedules, but including:  Exhibit A -
                          Form of Delaware Certificate of Merger, Exhibit B -
                          Form of New York Certificate of Merger, Exhibit C -
                          Form of Contribution and Divestiture Agreement between Knogo and Knogo North America and certain
                          Exhibits thereto (incorporated by reference to Exhibits 2(a), 2(b) and 2(c) to Registration
                          Statement No. 33-56619)).

                          (Copies of omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.)

         3(a)    -        Composite Restated Certificate of Incorporation of
                          the Company filed pursuant to Rule 232.102(c) of Regulation S-T (incorporated by reference to Exhibit
                          4(d) to Registration Statement No. 33-61626).

 Amended 3(b)    -        By-Laws of the Company, as amended through October
                          14, 1995.

         4(a)    -        Article FOURTH of the Restated Certificate of
                          Incorporation of the Company (incorporated by reference to Exhibit 4(d) to Registration Statement
                          No. 33-61626).

         4(b)    -        Note Agreement, dated as of January 15, 1993, among
                          the Company, The Northwestern Mutual Life Insurance
                          Company and the other Purchasers named therein, including the form of 8.21% Senior Notes due January
                          30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May 31, 1993
                          (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33- 62750).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))

         4(c)    -        The Registrant agrees to furnish copies of any
                          instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

         10(a)     -      Grant of Industrial Tax Exemption to Sensormatic
                          Electronics Corporation (Puerto Rico) from the
                          Commonwealth of Puerto Rico (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended May 31, 1986) and Order of Conversion of Grant of Industrial Tax Exemption
                          (incorporated by reference to Exhibit 10(m) to Form
                          10-K for the fiscal year ended May 31, 1988).

         10(b)     -      Description of Non-qualified Stock Option Plan
                          (incorporated by reference to Registration Statement
                          No. 2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit
                          3(c) to Registration Statement No. 2-74526).

         10(c)     -      Amended 1989 Stock Incentive Plan and representative
                          forms of non-qualified stock option under such Plan
                          (incorporated by reference to  Exhibit 10 (c) to Form
                          10-K for the fiscal year ended June 30, 1994).

         10(d)     -      1995 Stock Incentive Plan and representative forms of
                          non-qualified stock options and Restricted Stock
                          Agreement under such Plan.

         10(e)     -      Directors Stock Option Plan and representative form
                          of a non-qualified stock option under such Plan
                          (incorporated by reference to Exhibit 10(h) to Form
                          10-K for the fiscal year ended May 31, 1992).

         10(f)     -      Stock Purchase Loan Plan (incorporated by reference
                          to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1986).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))


         10(g)     -      Executive Salary Continuation Plan and representative
                          form of agreement thereunder (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1989).

         10(h)     -      Board of Directors Retirement Plan and representative
                          form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1989).

        10(i)      -      Senior Executive Defined Contribution Retirement Plan
                          and representative form of agreement thereunder
                          (incorporated by reference to  Exhibit 10 (h) to Form
                          10-K for the fiscal year ended June 30, 1994).

         10(j)     -      Employment Agreement, dated as of September 24, 1993,
                          between the Company and Ronald G. Assaf, Chairman of the Board, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit
                          10(j) to Form 10-K for the fiscal year ended June 30,
                          1993).

         10(k)     -      Employment Agreement, dated as of November 1, 1990,
                          between the Company and Gerd Witter, President of Sensormatic Europe (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended
                          May 31, 1991).


         10(l)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Ronald G. Assaf, Chairman of the Board,
                          President and Chief Executive Officer of the Company
                          (incorporated by reference to Exhibit 10(l) to Form
                          10-K for the fiscal year ended May 31, 1989).

         10(m)     -      Agreement, dated as of December 23, 1988, between the
                          Company and James E. Lineberger, Chairman of the
                          Executive Committee and a director of the Company, and amendment thereto, dated as of January 27, 1989
                          (incorporated by reference to Exhibit 10(m) to Form
                          10-K for the fiscal year ended May 31, 1989).

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))


         10(n)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Dennis C. Gillette, Senior Vice President of the Company (incorporated by reference to Exhibit
                          10(o) to Form 10-K for the fiscal year ended May 31,
                          1989).

         10(o)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Gerd Witter, President of Sensormatic
                          Europe (incorporated by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended May 31, 1989).

         10(p)     -      Service Agreement, dated as of July 27, 1992, between
                          Sensormatic Limited (successor to Securitag U.K.
                          Limited) and Charles Dawson Buck, Senior Vice
                          President and President of Sensormatic International
                          Division (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30,
                          1993).

         10(q)     -      Form of Agreement, dated as of January 27, 1989,
                          between the Company and Dr. Arthur G. Milnes, director of the Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended
                          May 31, 1989).

         10(r)     -      Agreement, dated as of December 23, 1988, between the
                          Company and Jerome M. LeWine, a director of the Company, and amendment thereto, dated as of January
                          27, 1989 (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended May 31, 1989).

         10(s)     -      Termination Agreement dated as of June 5, 1995,
                          between the Company and Michael E. Pardue, former
                          Executive Vice President, Chief Operating Officer and a director of the Company.

         10(t)     -      Directors and Officers Liability Insurance Policies.

                      SENSORMATIC ELECTRONICS CORPORATION
                               INDEX TO EXHIBITS
                                (Item 14 (a)(3))


        10(u)      -      Credit Agreement, dated as of August 26, 1994,
                          between the Company, Wachovia Bank of Georgia, N.A.,
                          ABN Amro Bank N.V., the other Borrowers listed herein and the domestic banks and foreign company banks listed herein (incorporated by reference to Exhibit
                          10 (t) to Form 10-K for the fiscal year ended June
                          30, 1994).

Amended 10(v)      -      Employment Agreement, dated as of October 14, 1995,
                          between the Company and Robert A. Vanourek, President and Chief Operating Officer of the Company.

         11        -      Computation of Earnings Per Common Share for the
                          years ended June 30, 1995, 1994 and 1993.

         21        -      List of Subsidiaries of the Company.

         23        -      Consents of Independent Certified Public Accountants.

         27        -      Financial Data Schedule.