Form 10-Q
period 1995-09-30
SENSORMATIC ELECTRONICS CORP
filed 1995-11-15
CIK 88974

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q


         ( X ) QUARTERLY REPORT                    (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   September 30, 1995                Commission File No.  1-10739
             --------------------                                    ----------


                     SENSORMATIC ELECTRONICS CORPORATION
                     -----------------------------------
           (Exact name of Registrant as specified in its charter)


         Delaware                                          34-1024665
---------------------------------                -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                        Number)


       500 N.W. 12th Avenue, Deerfield Beach, Florida         33442-1795
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


The Registrant had outstanding 73,331,769 shares of Common Stock (par value $.01 per share) as of November 7, 1995.

                      SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX


                                   FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


                                                               Page
                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements. . . . . . . . . . .     1

                   Consolidated Condensed Balance Sheets . .     2
                   Consolidated Condensed Statements of
                     Income . . . . . . . . . . . . . . . .      3
                   Consolidated Condensed Statements of
                     Cash Flows. . . . . . . . . . . . . . .     4
                   Notes to Consolidated Condensed
                     Financial Statements. . . . . . . . . .    5-9

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations. . . . . . . . . . . . . . .   10-13

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . .     14

          Item 6.  Exhibits and Reports on Form 8-K. . . . .     14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .     15


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K and amendment thereof. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

          Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)




                                                                          September 30,               June 30,
                                                                               1995                     1995
                                                                               ----                     ----
ASSETS

Cash and marketable securities (including
  marketable securities of $27 at September 30
  and June 30)                                                                $   89                   $   70
Accounts receivable, net                                                         262                      222
Deferred and installment receivables, net                                         59                       68
Net investment in sales-type leases                                              125                      111
Inventories, net                                                                 241                      241
Revenue equipment, net                                                            43                       50
Other property, plant and equipment, net                                         166                      151
Deferred income taxes, patents and other
  assets, net                                                                    189                      161
Costs in excess of net assets acquired, net                                      501                      497
                                                                              ------                   ------
                                                                              $1,675                   $1,571
                                                                              ======                   ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                              $   68                   $   63
Accrued liabilities                                                              201                      209
Accrued and deferred income taxes payable                                         20                       19
Debt                                                                             423                      327

Stockholders' equity:

Preferred stock, $.01 par value
Common stock, $.01 par value, 73 shares
  outstanding at September 30 and June 30                                        718                      714
Retained earnings                                                                309                      296
Treasury stock at cost and other                                                 (14)                     (13)
Currency translation adjustments                                                 (50)                     (44)
                                                                              ------                   ------
  Total stockholders' equity                                                     963                      953
                                                                              ------                   ------
                                                                              $1,675                   $1,571
                                                                              ======                   ======





The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (In millions, except per share amounts)



                                                                           1995                  1994
                                                                          -------               -------
Revenues:
  Sales                                                                   $   236               $   164
  Rentals                                                                      12                    12
  Other                                                                        19                    15
                                                                          -------               -------

          Total revenues                                                      267                   191

Operating costs and expenses:
  Costs of sales                                                              112                    75
  Depreciation on revenue equipment                                             4                     4
  Selling, customer service and administrative                                111                    76
  Research, development and engineering                                         7                     5
  Amortization of intangible assets                                             4                     3
                                                                          -------               -------

  Total operating costs
     and expenses                                                             238                   163
                                                                          -------               -------

Operating income                                                               29                    28

Other expenses, net                                                            (5)                   (1)
                                                                          -------               -------

Income before income taxes                                                     24                    27

Provision for income taxes                                                      7                     7
                                                                          -------               -------

Net income                                                                $    17               $    20
                                                                          =======               =======

Earnings per common share                                                 $   .23               $   .29
                                                                          =======               =======

Cash dividends per common
  share                                                                   $  .055               $  .055
                                                                          =======               =======

Common shares used in computation of
  earnings per common share                                                    74                    70
                                                                          =======               =======



The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (In millions)


                                                                        1995           1994
                                                                       ------         ------
Cash flows from operating activities:
  Net income                                                           $   17         $   20
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
       Depreciation and amortization                                       11              9
       Other non-cash charges to operations                                 6              3
       Net changes in operating assets and
         liabilities, net of effect of
         acquisitions                                                     (86)           (60)
                                                                       ------         ------
    Net cash used in operating
       activities                                                         (52)           (28)
                                                                       ------         ------

Cash flows from investing activities:
  Capital expenditures                                                    (24)           (13)
  Acquisitions and other investments                                       (7)            (2)
  Decrease (increase) in revenue equipment
    and inventory available for lease                                       2             (3)
                                                                       ------         ------

    Net cash used in investing activities                                 (29)           (18)
                                                                       ------         ------


Cash flows from financing activities:
  Bank borrowings                                                          99             47
  Proceeds from issuances of common stock
    under employee benefit plans, net                                       4              4
  Cash dividends                                                           (4)            (4)
  Other, net                                                                -              1
                                                                       ------         ------

    Net cash provided by financing activities                              99             48
                                                                       ------         ------

Net increase in cash                                                       18              2
                                                                       ------         ------

Cash at beginning of period                                                44             21
                                                                       ------         ------

Cash at end of period                                                      62             23
Marketable securities at end of period                                     27             33
                                                                       ------         ------

Cash and marketable securities at end of
  period                                                               $   89         $   56
                                                                       ======         ======




The notes to consolidated condensed financial statements on pages 5-9 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

a)   Receivables and net investment in sales-type leases

     Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (sales-type leases) (which have periodic payments over lease terms from five to six years) at September 30 and June 30, 1995 are summarized as follows (in millions):

                                                                              September 30             June 30
                                                                              ------------             -------
    Accounts receivable                                                          $ 275                  $ 236
    Deferred and installment receivables                                            87                     98
    Sales-type leases                                                              188                    169
                                                                                 -----                  -----
    Gross receivables and sales-type leases                                        550                    503
    Less allowance for doubtful accounts                                           (24)                   (27)
    Unearned interest and maintenance                                              (80)                   (75)
                                                                                 -----                  -----
    Net receivables and sales-type leases                                        $ 446                  $ 401
                                                                                 =====                  =====

    The Company received net proceeds of $112 million and $84 million from the sale or assignment of certain of its receivables and sales-type leases in the three months ended September 30, 1995 and 1994, respectively. The uncollected principal balance of receivables and sales-type leases sold which is subject to varying amounts of recourse totaled $327 million and $333 million at September 30 and June 30, 1995, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

    During the quarter ended September 30, 1995, the average age of accounts receivables increased for certain business units. The Company intends to intensify internal collection efforts and, where appropriate, to out-source certain collection efforts, in order to improve the aging profile of its receivables. In addition, due to recent bankruptcies, the Company's estimated realization of certain amounts due from customers, particularly those currently involved in reorganization proceedings, will be reexamined. Such reexamination could result in an adjustment to the reserve for uncollectible accounts receivable.

b)  Inventories

    Inventories are summarized as follows (in millions):

                                                                            September 30        June 30
                                                                            ------------        -------
    Available for sale or lease                                                 $ 187            $ 183
    Parts                                                                          45               45
    Work-in-process                                                                21               23
                                                                                -----            -----
                                                                                  253              251
    Less allowance for inventory losses                                           (12)             (10)
                                                                                -----            -----
                                                                                $ 241            $ 241
                                                                                =====            =====

c)  Deferred income taxes, patents and other assets

    At September 30 and June 30, 1995, deferred income taxes, patents and other assets are comprised of the following (in millions):

                                                                              September 30           June 30
                                                                              ------------           -------
    Deferred income taxes                                                        $  56                $  53
    Patents and other intangibles                                                   39                   36
    Prepaid expenses and deposits                                                   32                   24
    Receivables from financing institutions
      (due within one year)                                                         21                    8
    Deferred charges                                                                14                   17
    Other                                                                           27                   23
                                                                                 -----                -----
                                                                                 $ 189                $ 161
                                                                                 =====                =====

d)  Debt

    Debt at September 30 and June 30, 1995 is summarized as follows (in millions):

                                                                      September 30              June 30
                                                                      ------------              -------
    Senior Notes                                                         $ 135                    $ 135
    Unsecured revolving credit notes
      payable                                                              279                      182
    Capital lease obligations and other,
      net                                                                    9                       10
                                                                         -----                    -----
                                                                         $ 423                    $ 327
                                                                         =====                    =====

    Interest expense for the three months ended September 30, 1995 and 1994 was $9 million and $5 million, respectively. The Company made interest payments of $11 million and $8 million for the three months ended September 30, 1995 and 1994, respectively.

e)  Income taxes

    For the three months ended September 30, 1995 and 1994, the provision for income taxes was computed using an estimated annual effective tax rate based on a United States statutory rate of 35% adjusted principally for anticipated United States/Puerto Rico "Section 936" tax benefits, amortization of costs in excess of net assets acquired and international tax rate differentials.

f)  Acquisitions

    On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo Corporation ("Knogo") for approximately 3.1 million shares of the Company's Common Stock.

    The Company's unaudited pro forma consolidated condensed statement of income for the three months ended September 30, 1994, assuming the acquisition of Knogo was effected at the beginning of such period, is summarized as follows (in millions, except per share amounts):

        Total revenues                         $ 206
        Net income                             $  20
        Earnings per share                     $ .27


    This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

    In connection with acquisitions, the market value of the assets acquired for the three months ended September 30, 1995 and 1994 was as follows (in millions):

                                                                           1995                   1994
                                                                          ------                 ------
    Cash paid (net of cash acquired)                                       $  7                   $  -
    Liabilities assumed and/or incurred                                       -                      8
    Common stock issued                                                       -                     32
                                                                           ----                   ----
    Market value of assets acquired                                        $  7                   $ 40
                                                                           ====                   ====

g)  Financial Instruments

    (i)         Currency hedging instruments

    The Company has a policy of purchasing forward exchange contracts and options designated to hedge certain intercompany transactions and identifiable anticipatory intercompany commitments which are denominated in foreign currencies. At September 30, 1995, the Company owned forward exchange contracts which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1996 and 1997 intercompany transactions and commitments, as follows (in millions):

                                                    1997                               1996
                                                    ----                               ----
    Currencies
    French Francs                                   $ 38                               $ 38
    Deutschemarks                                     25                                 21
    British Pounds                                    21                                 12
    Other                                             14                                 18
                                                    ----                               ----
                                                    $ 98                               $ 89
                                                    ====                               ====

    In July 1995 the Emerging Issues Task Force (EITF) reached a consensus which narrows the scope of intercompany foreign currency commitments which are eligible to be hedged for financial reporting purposes. This applies to transactions arising after July 21, 1995. Adoption of this consensus did not have a material effect on the Company's results of operations or financial condition during the first quarter of fiscal 1996 and is not expected to have a material effect in future periods.

    (ii)        Interest rate instruments

    The Company has entered into interest rate instruments with financial institution counterparties in order to manage its exposure to interest rate fluctuations associated with certain transactions and debt. (See notes 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K/A for additional discussion). At September 30, 1995, the Company was a party to the following agreements (in millions):

    FIXED TO FLOATING SWAP AGREEMENTS

     Notional                 Expiration                         Floating Rate               Fixed Rate
      Amount                     Date                             to be Paid               to be Received
     --------                 ----------                         -------------             --------------
      $ 50                   February 1996                       6 Month LIBOR                   5.45%
        50                   February 1996                       6 Month LIBOR                   5.40%
        35                   June 1996                           6 Month LIBOR                   5.01%

    The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at September 30, 1995 was 6.0% and 5.3%, respectively.

    FLOATING TO FIXED SWAP AGREEMENTS

        Notional                 Expiration                      Fixed Rate                  Floating Rate
         Amount                     Date                         to be Paid                 to be Received
        --------                 ----------                      ----------                 --------------
          $ 12                   May 1999                           7.75%                   1 Month LIBOR
            11                   May 2000                           5.84%                   1 Month LIBOR
             9                   May 2000                           6.16%                   1 Month LIBOR
             5                   April 2000                         6.58%                   1 Month LIBOR
             4                   April 1999                         4.60%                   1 Month LIBOR
             4                   August 1998                        4.80%                   1 Month LIBOR
             3                   May 1998                           4.94%                   1 Month LIBOR
             2                   March 1999                         4.65%                   1 Month LIBOR

    The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at September 30, 1995 was 6.2% and 5.9%, respectively.

h)  Reclassifications

    Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

i)  Litigation

    In July, August and September 1995, thirteen actions were filed by alleged shareholders of the Company following announcements by the Company that its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the more recent actions and a complaint amendment, that the scope of the Company's year-end audit had been expanded. The various complaints allege, among other things, that the Company and certain of its directors and officers who were named as defendants issued false and misleading statements about the Company's business prospects, failed to follow appropriate accounting practices, and failed to disclose adverse information. One of the complaints also alleges, among other things, that the Company failed to disclose hazards affecting individuals wearing pacemakers allegedly caused by certain of its products.

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

    An additional, similar action was filed on or about October 31, 1995.

    The Company intends to vigorously defend against the actions. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated condensed financial statements.

j)  Subsequent event

    The Securities and Exchange Commission (the "SEC") has entered a formal order of private investigation In the Matter of Sensormatic Electronics Corporation (the "Order"). The Order authorizes the SEC to investigate, among other things, trading in the Company's securities and certain disclosure, accounting and financial reporting issues. Documents sought by the SEC in a subpoena to the Company, issued pursuant to the Order, include documents relating to the Company's revenue recognition policies and procedures, which were the subject of an expanded audit by Ernst & Young LLP, the Company's independent auditors (see note 9d. of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K and amendment thereof for additional discussion). The Company had previously been cooperating with an informal inquiry by the SEC into these issues and intends to continue to cooperate with the SEC in its formal investigation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K and amendment thereto) and is intended to assist the reader in understanding the financial results and condition of the Company.

Financial Condition

Cash and marketable securities increased $19 million primarily due to net short-term borrowings ($99 million); offset in part by: (a) net cash used in operations ($52 million) due primarily to increases in receivables and net investment in sales-type leases and deferred income taxes, patents and other assets, and a decrease in accrued liabilities, and (b) net capital expenditures ($24 million); including approximately $21 million related to the acquisitions of a corporate and a business unit headquarters. Total stockholders' equity at September 30 increased $10 million to $963 million. The debt-to-total capitalization ratio was .31 to 1 at September 30, 1995, compared to .26 to 1 at June 30, 1995.

Total receivables and net investment in sales-type leases increased to $446 million at September 30, 1995 from $401 million at June 30, 1995. The increase primarily resulted from lower than anticipated sales of receivables and leases to financing institutions during the quarter ended September 30, 1995. Certain financial instructions in Europe delayed purchasing additional receivables or leases until after the completion of the fiscal 1995 audit and filing of the Form 10-K. In addition, anticipated sales of recievables in the U.S. were not completed by the end of the quarter. The Company expects to resume selling these receivables and leases in future quarters.

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. A key element of the Company's marketing strategy has been, to increase market penetration by providing customers alternative financing options. This strategy has been successful. It also has helped the Company increase customer loyalty and commitment

The Company believes its total allowance for doubtful accounts for receivables and sales-type leases, and its related reserve for receivables and sales-type leases sold to financing institutions which are subject to full or partial recourse, are adequate. The decrease in the total allowance for doubtful accounts from $27 million at June 30 to $24 million at September 30, 1995 is primarily attributable to write-offs of receivables. These receivables were substantially provided for in the June 30, 1995 allowance for doubtful accounts.

During the quarter ended September 30, 1995, the average age of accounts receivables increased for certain business units. The Company intends to intensify internal collection efforts and, where appropriate, to out-source certain collection efforts, in order to improve the aging profile of its receivables. In addition, due to recent bankruptcies, the Company's estimated realization of certain amounts due from customers, particularly those currently involved in reorganization proceedings, will be reexamined. Such reexamination could result in an adjustment to the reserve for uncollectible accounts receivable.

Inventories at September 30, 1995 remained consistent with the June 30, 1995 levels. Deferred income taxes, patents and other assets increased $28 million primarily as a result of increases in prepaid expenses and receivables due within one year from financing institutions.

Total debt increased $96 million over the June 30, 1995 balance, to $423 million, primarily as a result of additional borrowings under short-term credit lines.

The Company believes it is positioned to meet anticipated future cash requirements through the use of funds to be generated by future operating activities (including the sale and assignment of receivables and leases to financing institutions), existing cash and marketable securities ($89 million at September 30, 1995), and funds available from existing worldwide credit lines ($42 million unused at September 30, 1995).

The Company maintains a shelf registration statement filed with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock (approximately 2.5 million shares remain available). These securities are intended to be used in connection with acquisitions of other businesses or assets.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Revenues for the three months ended September 30, 1995 increased 40% over the three months ended September 30, 1994. The revenue growth resulted principally from increased EAS revenues, particularly from: increased revenues from the Ultra-Max(R) product line, which is primarily for hard goods retail customers and is used in the Company's Universal Product Protection (UPPsm) program for source tagging; increased revenues from the Aislekeeper(R) product line; increased sales of CCTV products used by retailers; and increased revenues from the U.S.-based Commercial/Industrial Group.

Revenues from retail customers for EAS product lines increased 44% to $160 million in the first quarter of fiscal 1996 from the comparable period of fiscal 1995. This increase resulted principally from growth of 68% in revenues from the Ultra-Max product line, and the inclusion of approximately $13 million of revenues from the Knogo product line.

Revenues from the CCTV product lines for retailers increased 30% to $35 million for the first quarter of fiscal 1996 from the comparable period of fiscal 1995. Revenues from the U.S.-based Commercial/Industrial Group increased 52% to $46 million (including installation revenues) in the first quarter of fiscal 1996 compared to fiscal 1995 due primarily to increased sales of CCTV and access control products to non-retail customers, and revenue from recent acquisitions.

Operating income for the three months ended September 30, 1995 increased approximately 1% over last year's comparable period primarily due to the higher level of business; offset in part by reduced gross margins and an increase in selling, customer service and rsearch, development and engineering expenses. The gross margin for the first quarter of fiscal 1996 was 52%, lower than the 54% gross margin for last year's comparable period. The reduction in the total gross margin resulted primarily from lower gross margins realized on the sale of CCTV products in the U.S. due to a high volume of trade-ins and lower margin sales to major customers and lower margin sales of Ultra-Max products to major customers in the U.S.

Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, were 44% and 42% for the first quarter of fiscal 1996 and 1995, respectively. The increase as a percentage of revenues is primarily attributable to increased selling, customer service and administrative expenses in Europe and to additional audit and legal fees incurred as a result of the expansion of the Company's fiscal 1995 year-end audit (approximately $2 million) which are included in administrative expense. The aggregate amount of these expenses increased by 48% in the current year's first quarter over last year's comparable period primarily as a result of the higher level of business in fiscal 1996.

Costs at every level in the Company have and continue to be reexamined. Management's stated goal is to reduce annual operating expenses by 10%, while continuing to make required investments in the infrastructure to support profitable growth. Certain cost reductions may require eliminating redundant functions. These actions may result in severance and related costs which will be recorded in the period these decisions are made and communicated.

Total net other non-operating expenses in the first quarter of fiscal 1996 increased approximately $4 million compared to the comparable period of fiscal 1995, principally due to an increase in interest expense resulting from the higher level of short-term borrowings outstanding during the first quarter of fiscal 1996.

The Company utilizes interest rate swap agreements and currency forward contracts and options (derivatives) to hedge certain of its currency and interest rate risks. The Company does not enter into speculative derivative transactions. The derivative instruments it does purchase are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's fiscal 1995 Annual Report on Form 10-K and amendment thereof for further discussion of the Company's currency and interest rate risks and use of derivatives).

In July 1995 the Emerging Issues Task Force (EITF) reached a consensus which narrows the scope of intercompany foreign currency commitments which are eligible to be hedged for financial reporting purposes. This applies to transactions arising after July 21, 1995. Adoption of this consensus did not have a material effect on the Company's operations or financial condition during the first quarter of fiscal 1996 and is not expected to have a material effect in future periods.

The provision for income taxes for the first quarter of fiscal 1996 is based on an estimated effective annual consolidated tax rate of 28% compared to an estimated effective annual tax rate of 25% utilized for the first quarter of fiscal 1995. The increase in the rate resulted primarily from the following: an increase in the relative proportion of the Company's profits earned from international subsidiaries, which are subject to statutory tax rates generally higher than those in the U.S.; increases in U.S. earnings not qualifying for U.S./Puerto Rico "Section 936" tax benefits; and increases in amortization of costs in excess of net assets acquired.

Consolidated net income for the first quarter of fiscal 1996 decreased $3 million when compared to the prior year's comparable period due primarily to the factors discussed above.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              A shareholder action was filed by Steven M. Fradin (Fradin) on or about October 31, 1995 against the Company in the United States District Court for the Southern District of New York. The complaint is similar to a number of complaints filed in July, August and September 1995, following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995 would be substantially below expectations. The Fradin plaintiff, who claims to have purchased 200 shares of the Company's common stock during the period December 30, 1994 through July 6, 1995, alleges, on behalf of himself and a putative class of purchasers of the Company's shares during such period, that commencing on december 30, 1994, the Company and certain other named defendants issued false and misleading statements about the Company's business prospects and failed to disclose allegedly adverse information, including information relating to the Company's merger with Knogo Corporation consummated December 30, 1994, all of which allegedly inflated the price of the Company's stock artificially in violation of federal securities law. The complaint also alleges a common law claim for negligent misrepresentation. In addition to the Company, also named as defendants were: Ronald G. Assaf, Chairman of the Board, President and Chief Executive Officer; Gerd Witter, President of Sensormatic Europe; Lawrence J. Simmons, formerly Vice President of Finance and Chief Accounting Officer; Michael
              E. Pardue, formerly Executive Vice President, Chief Operating Officer and Chief Financial Officer and a director; and John T. Ray, Jr. and Arthur G. Milnes, directors. As in the previously-filed actions referred to above, the Fradin plaintiff seeks class certification, unspecified compensatory damages, interest, attorneys', accountants' and experts' fees and other relief.

              The Company intends to vigorously defend against this suit.


Item 6.       Exhibits and Reports on Form 8-K

              a)      Exhibits

                      11)      Computation of Earnings Per Common Share.
                      27)      Financial Data Schedule (for SEC use only).

              b)      Reports on Form 8-K:

                      On July 20, 1995, the Company filed a Current Report on Form 8-K, as amended August 15, 1995, with respect to certain actions filed against the Company and certain of its directors and officers (see note i of Notes to Consolidated Condensed Financial Statements).

                      On November 2, 1995, the Company filed a Current Report on Form 8-K with respect to a formal order of private investigation entered by the Securities and Exchange Commission In the Matter of Sensormatic Electronics Corporation (see note j of Notes to Consolidated Condensed Financial Statements).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                       SENSORMATIC ELECTRONICS CORPORATION



                                       By   /s/ RAYMOND MONTELEONE
                                            ---------------------------------
                                                  Raymond Monteleone
                                                  Vice President of Corporate
                                                  Development and Acting Chief
                                                  Financial Officer




                                            Date: November 14, 1995