Form 10-Q/A
period 1995-09-30
SENSORMATIC ELECTRONICS CORP
filed 1995-11-15
CIK 88974

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

                      SENSORMATIC ELECTRONICS CORPORATION


                                     INDEX


                                 FORM 10-Q/A
                              (Amendment No. 1)
                    THREE MONTHS ENDED SEPTEMBER 30, 1995


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

    During the quarter ended September 30, 1995, the average age of accounts receivables increased for certain business units. The Company intends to intensify internal collection efforts and, where appropriate, to out-source certain collection efforts, in order to improve the aging profile of its receivables. In addition, due to customer bankruptcies, the Company's estimated realization of certain receivable balances, particularly those related to customers involved in reorganization proceedings, will be reexamined. Such reexamination could result in an adjustment to the allowance for doubtful accounts.

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

Total receivables and net investment in sales-type leases increased to $446 million at September 30, 1995 from $401 million at June 30, 1995. The increase primarily resulted from lower than anticipated sales of receivables and leases to financing institutions during the quarter ended September 30, 1995. Certain financial institutions in Europe delayed purchasing additional receivables or leases until after the completion of the fiscal 1995 audit and filing of the Form 10-K. In addition, anticipated sales of recievables in the U.S. were not completed by the end of the quarter. The Company expects to resume selling these receivables and leases in future quarters.

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. A key element of the Company's marketing strategy has been, to increase market penetration by providing customers alternative financing options. This strategy has been successful. It has also helped the Company increase customer loyalty and commitment

The Company believes its total allowance for doubtful accounts for receivables and sales-type leases, and its related reserve for receivables and sales-type leases sold to financing institutions which are subject to full or partial recourse, are adequate. The decrease in the total allowance for doubtful accounts from $27 million at June 30 to $24 million at September 30, 1995 is primarily attributable to write-offs of receivables. These receivables were substantially provided for in the June 30, 1995 allowance for doubtful accounts.

During the quarter ended September 30, 1995, the average age of accounts receivables increased for certain business units. The Company intends to intensify internal collection efforts and, where appropriate, to out-source certain collection efforts, in order to improve the aging profile of its receivables. In addition, due to customer bankruptcies, the Company's estimated realization of certain receivable balances, particularly those related to customers involved in reorganization proceedings, will be reexamined. Such reexamination could result in an adjustment to the allowance for doubtful accounts.

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

Operating income for the three months ended September 30, 1995 increased approximately 1% over last year's comparable period primarily due to the higher level of business; offset in part by reduced gross margins and an increase in selling, customer service and research, development and engineering expenses. The gross margin for the first quarter of fiscal 1996 was 52%, lower than the 54% gross margin for last year's comparable period. The reduction in the total gross margin resulted primarily from lower gross margins realized on the sale of CCTV products in the U.S. due to a high volume of trade-ins and lower margin sales to major customers and lower margin sales of Ultra-Max products to major customers in the U.S.

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




                                            Date: November 15, 1995