Form 10-Q
period 1995-12-31
SENSORMATIC ELECTRONICS CORP
filed 1996-02-20
CIK 88974

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  Form 10-Q

        (X) QUARTERLY REPORT                    ( ) TRANSITION REPORT

                       PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended December 31, 1995                      Commission File No. 1-10739
             -----------------                                          -------


                     SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                    Delaware                                                    34-1024665
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification Number)

 organization)

               951 Yamato Road, Boca Raton, Florida 33431-0700
--------------------------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                (407) 989-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


          500 N.W. 12th Avenue, Deerfield Beach, Florida 33442-1795
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X  .      No       .
                              -----          ------


The Registrant had outstanding 73,792,539 shares of Common Stock (par value $.01 per share) as of February 5, 1996.

                      SENSORMATIC ELECTRONICS CORPORATION



                                     INDEX


                                   FORM 10-Q
                      THREE MONTHS ENDED DECEMBER 31, 1995


                                                                                                          Page
                                                                                                          ----
PART I.      FINANCIAL INFORMATION

       Item 1.       Financial Statements

                          Consolidated Condensed Balance Sheets. . . . . . . . . . . . . . . . . . . . .   1
                          Consolidated Condensed Statements of
                            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
                          Consolidated Condensed Statements of
                            Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                          Notes to Consolidated Condensed
                            Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4-11

       Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12-17

PART II.     OTHER INFORMATION

       Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

       Item 4.       Submission of Matters to a
                            Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .   18


       Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   19

Signatures           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)

                                                                        December 31, 1995          June 30, 1995
                                                                           (Unaudited)              (See Note)
                                                                           -----------              ----------
ASSETS

Cash and marketable securities (including
    marketable securities of $28 and $27
    at December 31 and June 30, respectively)                               $   84                    $   70
Accounts receivable, net                                                       248                       222
Deferred and installment receivables, net                                       64                        68
Net investment in sales-type leases                                            103                       111
Inventories, net                                                               204                       241
Revenue equipment, net                                                          56                        50
Other property, plant and equipment, net                                       151                       151
Deferred income taxes, patents and other assets, net                           207                       161
Costs in excess of net assets acquired, net                                    484                       497
                                                                            ------                    ------
                                                                            $1,601                    $1,571
                                                                            ------                    ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                            $   69                    $   63
Accrued liabilities and income taxes payable                                   216                       228
Debt                                                                           422                       327

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value
    Common stock, $.01 par value, 74 and
         73 shares outstanding at December
         31 and June 30, respectively                                          726                       714
    Retained earnings                                                          239                       296
    Treasury stock, at cost and other                                          (14)                      (13)
    Currency translation adjustments                                           (57)                      (44)
                                                                            ------                    ------
         Total stockholders' equity                                            894                       953
                                                                            ------                    ------
                                                                            $1,601                    $1,571
                                                                            ======                    ======

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The notes to consolidated condensed financial statements on pages 4-11 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                    (In millions, except per share amounts)

                                                               Three Months ended                  Six Months ended
                                                                   December 31,                      December 31,
                                                             ----------------------             ---------------------
                                                               1995           1994               1995           1994
                                                              ------         ------             ------         ------
Revenues:
     Sales                                                   $    203         $ 190              $ 438          $ 355
     Rentals                                                       13            12                 26             23
     Other                                                         29            16                 48             31
                                                             --------         -----              -----          -----

     Total revenues                                               245           218                512            409

Operating costs and expenses:
     Costs of sales                                               116            87                229            162
     Depreciation on revenue
       equipment                                                    7             3                 11              7
     Selling, customer service and
       administrative                                             167            85                277            160
     Restructuring charges                                         43             -                 43              -
     Research, development and
       engineering                                                  7             5                 14             10
     Amortization of intangible
       assets                                                       4             3                  8              6
                                                             --------         -----              -----          -----

Total operating costs
     and expenses                                                 344           183                582            345
                                                             --------         -----              -----          -----

Operating income (loss)                                           (99)           35                (70)            64

Other expenses, net                                                (6)           (1)               (12)            (4)
                                                             --------         -----              -----          -----

Income (loss) before income taxes                                (105)           34                (82)            60

Provision for (benefit from) income taxes                         (40)            9                (34)            15
                                                             --------         -----              -----          -----

Net income (loss)                                            $    (65)        $  25              $ (48)         $  45
                                                             --------         -----              -----          -----

Earnings (loss) per common share                             $   (.88)        $ .36              $(.65)         $ .65
                                                             --------         -----              -----          -----

Cash dividends per common
     share                                                   $   .055         $.055              $ .11          $ .11
                                                             --------         -----              -----          -----

Common shares used in
     computation of
     earnings (loss) per share:                                    74            71                 74             70
                                                             --------         -----              -----          -----


The notes to consolidated condensed financial statements on pages 4-11 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (In millions)


                                                                                                 1995              1994
                                                                                                ------            ------
Cash flows from operating activities:
      Net income  (loss)                                                                         $(48)             $ 45
      Adjustments to reconcile net income (loss)
             to net cash used in
             operating activities:
                    Depreciation and amortization                                                  24                18
                    Restructuring charges                                                          43                 -
                    Other net non-cash charges and benefits to operations                          22                 6
                    Net changes in operating assets and
                      liabilities, net of effect of acquisitions                                  (69)              (97)
                                                                                                 ----              ----
             Net cash used in operating activities                                                (28)              (28)
                                                                                                 ----              ----

Cash flows from investing activities:
      Capital expenditures                                                                        (35)              (23)
      Cash acquired from (paid for) acquisitions
             and other investments                                                                 (7)                6
      Maturities of marketable securities                                                           1                 2
      Increase in revenue equipment
             and inventory available for lease                                                    (20)               (2)
      Purchases of marketable securities                                                           (1)                -
      Other, net                                                                                    -                 1
                                                                                                 ----              ----
             Net cash used in investing activities                                                (62)              (16)
                                                                                                 ----              ----

Cash flows from financing activities:
      Bank borrowings (net of effect of acquisitions)                                             101                68
      Cash dividends                                                                               (8)               (8)
      Proceeds from issuances of common stock
             under employee benefit plans, net                                                     10                 6
      Other, net                                                                                   (1)                1
                                                                                                 ----              ----
             Net cash provided by financing activities                                            102                67
                                                                                                 ----              ----

Net increase in cash                                                                               12                23

Cash at beginning of period                                                                        44                21
                                                                                                 ----              ----

Cash at end of period                                                                              56                44

Marketable securities at end of period                                                             28                32
                                                                                                 ----              ----

Cash and marketable securities at end of period                                                  $ 84              $ 76
                                                                                                 ====              ====






The notes to consolidated condensed financial statements on pages 4-11 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a)       Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and-six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1995.

b)       Restructuring and other special charges

         In the second quarter of fiscal 1996, the Company initiated an extensive and systematic review of its operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs, increasing its efficiencies and generally strengthening its position as the world leader in electronic security. This review of the Company's global operations focused primarily on operational and organization structures and systems, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. This review and resulting reorganization will result in charges totaling $138.6 million before taxes with an after-tax impact of $87.6 million. Of the total charges before taxes, $69.5 million relate to restructuring and $69.1 million are considered special charges. During the second quarter, the Company recorded $111.9 million before taxes ($69.6 million after taxes) representing $42.8 million and $69.1 million of restructuring and special charges, respectively. The remaining $26.7 million ($18.0 million after taxes) will be recorded as a restructuring charge in the third quarter of fiscal 1996. It is anticipated that approximately $25 million of these costs (all relating to restructuring charges) will result in cash outlays.

         Restructuring charges

         Operational and organization structures and systems. In connection with its review of operational and organization structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company anticipates recognizing charges of $22.2 million during the second and third quarters primarily related to the closure of certain facilities. $2.7 million was recorded in the second quarter and it is anticipated that the remaining $19.5 million will be recorded during the third quarter of fiscal 1996.


         Employee termination and related personnel reorganization charges aggregating $5.9 million were recognized in the second quarter of fiscal 1996. These charges are largely severance costs related to the termination of approximately 325 employees, primarily manufacturing and administrative personnel in North America and Europe. Certain terminated employees are receiving severance payments over time. The remaining liability for the second quarter severance benefits aggregated approximately $3.2 million at December 31, 1995.

         During the third quarter of fiscal 1996, the Company expects to terminate an additional 450 employees consisting primarily of manufacturing and administrative personnel in North America and Europe. The Company anticipates that this action and related personnel costs will result in additional restructuring charges of $7.2 million during the third quarter of fiscal 1996.

         Product rationalization. During the second quarter of fiscal
         1996, the Company implemented and completed a review of its existing products including the sourcing of such products. The purpose of this review was to reduce the number of existing products, reduce inventory carrying costs and to improve gross margins on continued products. As a result of this review, the Company recorded a charge of $23.4 million related to assets, primarily equipment, used in the manufacture of certain products which will be manufactured under an entirely new process or purchased from third party suppliers (rather than manufactured internally). The equipment impairment charge represents the difference between the carrying value of the equipment and its fair value, which is assumed to be nominal due to its unique nature and the fact that there is no alternative use for the equipment.

         In addition, as a result of the Company's decision to reduce the number of products, management assessed the net realizable value of its existing supply of such products. Based upon this assessment, an inventory provision of $10.8 million was recorded in the second quarter.

         Other special charges

         Receivable balances and related collection efforts. The Company's management conducted an extensive evaluation and review of the collectibility of its receivable balances (including off-balance sheet receivables) and related collection efforts during the second quarter of fiscal 1996. This initiative was primarily the result of the overall weakening of the retail sector and other factors. These factors include the fact that, during the second quarter, several commercial/industrial and retail customers filed for bankruptcy and several other major retail customers experienced worsening financial difficulties. Additionally, the retail sector suffered one of the worst holiday shopping seasons in the last decade.

         As a result of such evaluation and review of receivable balances, taking into consideration the above factors, among other things, management recorded an addition to the allowance for doubtful accounts and accrued liabilities of approximately $45.3 million in the second quarter which is recorded in "Selling, customer service and administrative" expense.

         Other items.  The Company recorded a special charge of $23.8 million related to other items, primarily inventory. During the second quarter of fiscal 1996, the Company completed a review of slow moving and obsolete inventory and revenue equipment balances in light
         of softening market demand for certain EAS products.   The majority of
         the inventory special charge relates to quantities (including parts and work-in-process inventory) in excess of current sales forecasts, and inventory no longer targeted for sale in the ordinary course of business. $15.1 million, $7.1 million and $1.6 million are recorded in "Costs of sales" "Selling, customer service and administrative" expenses, and "Depreciation on revenue equipment", respectively.

c)       Receivables and net investment in sales-type leases

         Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (sales-type leases) (which have periodic payments over lease terms from five to six years) at December 31 and June 30, 1995 are summarized as follows (in millions):

                                                           December 31             June 30
                                                          -------------           ---------
         Accounts receivable                                  $284                   $237
         Deferred and installment receivables                  103                     98
         Sales-type leases                                     167                    168
                                                              ----                   ----
         Gross receivables and sales-type leases               554                    503
         Less allowance for doubtful accounts                  (67)                   (27)
         Unearned interest and maintenance                     (72)                   (75)
                                                              ----                   ----
         Net receivables and leases                           $415                   $401
                                                              ====                   ====


         The increase in the allowance for doubtful accounts is discussed in footnote b above.

         The Company received net proceeds of $211 million and $201 million from the sale or assignment of certain of its receivables and sales-type leases in the six months ended December 31, 1995 and 1994, respectively. The uncollected principal balance of receivables and sales-type leases sold which was subject to varying amounts of recourse totaled $278 million and $254 million at December 31, 1995 and 1994, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

         In December 1995, the Company entered into a 364-day, 58 million European Currency Unit (approximately $73 million at December 31,
         1995) committed facility with a group of European financial institutions. The facility will allow certain of the Company's European subsidiaries to sell sales-type leases on a limited recourse basis.

d)       Inventory

         Inventories are summarized as follows (in millions):

                                                                         December 31                  June 30
                                                                         -----------                  -------
         Available for sale or lease                                        $169                        $183
         Parts                                                                44                          45
         Work-in-process                                                      24                          23
                                                                            ----                        ----
                                                                             237                         251
         Less allowance for inventory losses                                 (33)                        (10)
                                                                            ----                        ----
                                                                            $204                        $241
                                                                            ====                        ====

         The increase in the allowance for inventory losses is discussed in footnote b above.

e)       Deferred income taxes, patents and other assets

         At December 31 and June 30, 1995, deferred income taxes, patents and other assets are comprised of the following (in millions):

                                                                         December 31                  June 30
                                                                         -----------                  -------
         Deferred income taxes                                              $ 86                        $ 53
         Patents and other intangibles                                        39                          36
         Prepaid expenses and deposits                                        24                          24
         Receivables from financing
           institutions (due within one year)                                 11                           8
         Deferred charges                                                     13                          17
         Other                                                                34                          23
                                                                            ----                        ----
                                                                            $207                        $161
                                                                            ====                        ====

         (See discussion of restructuring and other special charges in footnote b).

f)       Debt

         Debt at December 31 and June 30, 1995 is summarized as follows (in millions):

                                                                         December 31                  June 30
                                                                         -----------                  -------
         Senior Notes                                                       $135                        $135
         Unsecured revolving credit notes
           payable                                                           279                         182
         Capital lease obligations and other,
           net                                                                 8                          10
                                                                            ----                        ----
                                                                            $422                        $327
                                                                            ====                        ====

         Interest expense for the six months ended December 31, 1995 and 1994 was $17 million and $13 million, respectively. The Company made interest payments of $18 million and $12 million for the six months ended December 31, 1995 and 1994, respectively.

         In December 1995, the Company entered into a 364-day, $320 million-equivalent committed multi-currency credit facility with a group of U.S. and international financial institutions. The facility replaced the Company's pre-existing $100 million committed facility and certain other U.S. and European uncommitted facilities.


g)       Income taxes

         The estimated fiscal 1996 annual effective tax rate has been revised from a 28% provision estimated in the first quarter to a 41% benefit to reflect the impact of certain restructuring and special charges (see footnote b) are related to jurisdictions with tax rates higher than the effective tax rate calculated for the three months ended September 30, 1995 (28%).

         A reconciliation between the statutory U.S. Federal income tax rate of 35 percent and the estimated annual effective tax rate on income from continuing operations before income taxes is as follows:

         Statutory rate-U.S. Federal                                               (35.0)%
         Benefits due to tax exempt earnings
            and investment income from the Puerto Rico
            operations                                                             (11.1)
         Amortization of costs in excess of net
            assets acquired                                                          5.2
         State income tax benefit                                                   (2.7)
         Research and development tax credit                                        (2.0)
         Effect of change in valuation allowance
            for deferred taxes                                                       6.5
         Other                                                                      (1.9)
                                                                                   -----
                                                                                   (41.0)%
                                                                                   -----

h)   Acquisitions

         On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo Corporation ("Knogo") for approximately 3.1 million shares of the Company's Common Stock.

         The Company's unaudited pro forma consolidated condensed statement of income for the six months ended December 31, 1994, assuming the acquisition of Knogo was effected at the beginning of such period, is summarized as follows (in millions, except per share amounts):

                 Total revenues                                          $ 441
                 Net income                                              $  46
                 Earnings per share                                      $ .62

         This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

         In connection with acquisitions, the market value of the assets acquired for the six months ended December 31, 1995 and 1994 was as follows (in millions):

                                                                                      1995             1994
                                                                                      ----             ----
                 Cash paid (net of cash acquired)                                     $  7            $  (6)
                 Liabilities assumed and/or incurred                                     -                66
                 Common stock issued                                                     -               137
                                                                                      ----            ------
                 Market value of assets acquired                                      $  7            $  197
                                                                                      ====            ======

i)       Financial Instruments

         (i)        Currency hedging instruments

         The Company has purchased forward exchange contracts and options designated to hedge certain intercompany transactions and identifiable anticipatory intercompany commitments which are denominated in foreign currencies. The Company is reevaluating this policy as a result of recently enacted accounting principles. At December 31, 1995, the Company owned forward exchange contracts which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1996 and 1997 intercompany transactions and commitments, as follows (in millions):

                                                     1997                                1996
                                                     ----                                ----
          Currencies
          ----------

          French Francs                              $28.0                               $38.5
          Deutschemarks                               17.8                                19.8
          British Pounds                              18.3                                13.9
          Spanish Pesetas                              8.8                                10.8
                                                                                             -
          Other                                          -                                 9.4
                                                     -----                               -----
                                                     $72.9                               $92.4
                                                     =====                               =====


         (ii)  Interest rate instruments

         The Company has entered into interest rate swap and cap agreements with financial institution counterparties in order to manage its exposure to interest rate fluctuations associated with certain transactions and debt. (See notes 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K/A for additional discussion).

        At December 31, 1995, the Company was a party to the following agreements (in millions):


FIXED TO FLOATING SWAP AGREEMENTS

          Notional               Expiration                 Floating Rate                 Fixed Rate
           Amount                   Date                     to be Paid                 to be Received
          --------               ----------                 -------------               --------------
            $50                 February 1996               6 Month LIBOR                    5.45%
             50                 February 1996               6 Month LIBOR                    5.40%
             35                 June 1996                   6 Month LIBOR                    5.01%

         The weighted average interest rate paid and received under all such Fixed to Floating Swap Agreements at December 31, 1995 was 5.6% and 5.3%, respectively.

FLOATING TO FIXED SWAP AGREEMENTS

          Notional               Expiration                 Fixed Rate                  Floating Rate
           Amount                   Date                    to be Paid                  to be Received
          --------               ----------                 ----------                  --------------
            $11                  May 1999                     7.75%                     1 Month LIBOR
             10                  May 2000                     5.84%                     1 Month LIBOR
              9                  May 2000                     6.16%                     1 Month LIBOR
              4                  April 2000                   6.58%                     1 Month LIBOR
              3                  April 1999                   4.60%                     1 Month LIBOR
              3                  August 1998                  4.80%                     1 Month LIBOR
              3                  May 1998                     4.94%                     1 Month LIBOR
              2                  March 1999                   4.65%                     1 Month LIBOR

         The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at December 31, 1995 was 6.2% and 6.0%, respectively.


j)       Prospective Accounting Changes

         In October 1995, FASB Statement No. 123 "Accounting for Stock-based Compensation" was issued. FASB 123 allows companies to adopt either significant new fair value-based accounting rules or increased disclosure requirements for stock-based compensation plans. It is anticipated that the Company will adopt the disclosure requirements rather than the fair value accounting rules beginning with the first quarter of fiscal 1997 with no charge to earnings.


 k)     Reclassifications

        Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

l)       Litigation and other matters

         During the first six months of fiscal 1996, a number of actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and that the scope of the Company's year-end audit had been expanded. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors and officers, as well as the Company's auditors, violated certain Federal securities laws and, additionally, that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claims recited in the consolidated complaint relate to the same events and occurrences as those alleged in the various actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The consolidated complaint requests certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock options from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The consolidated complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The consolidated complaint supersedes all prior complaints in the consolidated actions.

         Also in September 1995, three derivative actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. Those claimants are seeking, among other relief, restitution and/or damages in favor of the Company and imposition of a constructive trust. These actions have been consolidated.

         The Company intends to vigorously defend against these actions. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K/A and is intended to assist the reader in understanding the financial results and condition of the Company.

         Financial Condition

         Cash and marketable securities increased $14 million primarily due to net short-term borrowings ($101 million); offset in part by: (a) net cash used in operations ($28 million) due primarily to increases in receivables and net investment in sales-type leases and (b) net capital expenditures ($35 million); including approximately $21 million related to the purchases of a corporate and a business unit headquarters. Total stockholders' equity at December 31 decreased $59 million to $894 million. The decrease in stockholders' equity is primarily attributable to the recording of restructuring and special charges (see "Restructuring and other special charges" under "Results of Operations" below). The debt-to-total capitalization ratio was
         0.32 to 1 at December 31, 1995, compared to 0.26 to 1 at June 30,
         1995.

         Total receivables and net investment in sales-type leases increased to $415 million at December 31, 1995 from $401 million at June 30, 1995. The increase primarily resulted from lower than anticipated sales of receivables and leases to financing institutions during the quarter ended December 31, 1995. The increase was partly offset by additional allowances for doubtful accounts recorded in the second quarter of fiscal 1996 (see "Results of Operations" below).

         In December 1995, the Company entered into a 364-day, 58 million European Currency Unit (approximately $73 million at December 31,
         1995) committed facility with a group of European financial institutions. The facility will allow certain of the Company's European subsidiaries to sell sales-type leases on a limited recourse basis.

         Inventories at December 31, 1995 decreased $37 million from their June 30, 1995 levels primarily as a result of sales occurring during the six months ended December 31, 1995 and additional allowances for inventory losses recorded in conjunction with a review of existing products (see "Results of operations" below).

         Total debt increased $95 million over the June 30, 1995 balance, to $422 million, primarily as a result of additional borrowings under short-term credit lines.

         In December 1995, the Company entered into a 364-day, $320 million-equivalent committed multi-currency credit facility with a group of U.S. and international financial institutions. The facility replaced the Company's pre-existing $100 million committed facility and certain other U.S. and European uncommitted facilities.

         The Company is pursuing a plan to issue medium to long-term senior notes for $150 million to $200 million to pay down its short-term debt outstanding under its credit facilities.

         The Company believes it is well positioned to meet anticipated future capital requirements through the use of funds to be generated by future operating activities (including the sale and assignment of receivables and sales-type leases to financing institutions), existing cash and marketable securities and funds available from existing worldwide credit lines ($130 million unused at December 31, 1995).

         The Company maintains a shelf registration statement filed with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock (approximately 2.5 million shares remain available). These securities are available for use in connection with acquisitions of other businesses or assets.

         Results of Operations

         In the second quarter of fiscal 1996, the Company initiated an extensive and systematic review of its operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs, increasing its efficiencies and generally strengthening its position as the world leader in electronic security. This review of the Company's global operations focused primarily on operational and organization structures and systems, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. This review and resulting reorganization will result in charges totaling $138.6 million before taxes with an after-tax impact of $87.6 million. Of the total charges before taxes, $69.5 million relate to restructuring and $69.1 million are considered special charges. During the second quarter, the Company recorded $111.9 million before taxes ($69.6 million after taxes) representing $42.8 million and $60.1 million of restructuring and special charges, respectively. The remaining $26.7 million ($18.0 million after taxes) will be recorded as a restructuring charge in the third quarter of fiscal 1996. It is anticipated that approximately $25 million of these costs (all relating to restructuring charges) will result in cash outlays. Upon completion of the restructuring activities, the Company expects to realize an annual savings in operating expenses and manufacturing costs of approximately $40 million. In addition, the Company anticipates reducing other variable operating expenses exclusive of payroll and related costs by approximately $10 million annually.

         Restructuring charges

         Operational and organization structures and systems. In connection with its review of operational and organization structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company anticipates recognizing charges of $22.2 million during the second and third quarters primarily related to the closure of certain facilities. $2.7 million was recorded in the second quarter and it is anticipated that the remaining $19.5 million will be recorded during the third quarter of fiscal 1996.

         Employee termination and related personnel reorganization charges aggregating $5.9 million were recognized in the second quarter of fiscal 1996. These charges are largely severance costs related to the termination of approximately 325 employees, primarily manufacturing and administrative personnel in North America and Europe.

         Severance payments made during the second quarter aggregated $1.2 million. Certain terminated employees are receiving severance payments over time. The remaining liability for the second quarter severance benefits aggregated approximately $3.2 million at December 31, 1995.

         During the third quarter of fiscal 1996, the Company expects to terminate an additional 450 employees consisting primarily of manufacturing and administrative personnel in North America and Europe. The Company anticipates that this action and related personnel costs will result in additional restructuring charges and payments of $7.2 million during the third quarter of fiscal 1996.

         Product rationalization. During the second quarter of fiscal 1996, the Company implemented and completed a review of its existing products including the sourcing of such products. The purpose of this review was to reduce the number of existing products, reduce inventory carrying costs and to improve gross margins on continued products. As a result, the Company recorded a charge of $23.4 million related to assets, primarily equipment, used in the manufacture of certain products which will be manufactured, under an entirely new process or purchased from third party suppliers (rather than manufactured internally). The equipment impairment charge represents the difference between the carrying value of the equipment and its fair value, which is assumed to be nominal due to its unique nature and the fact that there is no alternative use for the equipment.

         In addition, as a result of the Company's decision to reduce the number of products, management assessed the net realizable value of its existing supply of such products. Based upon this assessment, an inventory provision of $10.8 million was recorded in the second quarter.

         Other special charges

         Receivable balances and related collection efforts. The Company's management conducted an extensive evaluation and review of the collectibility of its receivable balances (including off-balance sheet receivables) and related collection efforts during the second quarter of fiscal 1996. This initiative was primarily the result of the overall weakening of the retail sector and other factors. These factors include the fact that, during the second quarter, several commercial/industrial and retail customers filed for bankruptcy and several other major retail customers experienced worsening financial difficulties. Additionally, the retail sector suffered one of the worst holiday shopping seasons in the last decade.

         As a result of such evaluation and review of receivable balances, taking into consideration the above factors, among other things, management recorded an addition to the allowance for doubtful accounts and accrued liabilities of approximately $45.3 million in the second quarter which is recorded in 'Selling, customer service and administrative" expense.

         Other items.   The Company recorded a special charge of $23.8
         million related to other items, primarily inventory. During the second quarter of fiscal 1996, the Company completed a review of slow moving and obsolete inventory and revenue equipment balances in light
         of softening market demand for certain EAS products.   The majority of
         the inventory special charge relates to quantities (including parts and work-in-process inventory) in excess of current sales forecasts, and inventory no longer targeted for sale in the ordinary course of business. $15.1 million, $7.1 million and $1.6 million are recorded in "Costs of sales" "Selling, customer service and administrative" expense, and "Depreciation on revenue equipment", respectively.

         As a result of certain of these factors, the Company's provisions for bad debts in future periods may be at a higher rate than historical levels.

         Three Months and Six Months Ended December 31, 1995 Compared to Three Months and Six Months Ended December 31, 1994

         Revenues for the three months and six months ended December 31, 1995 increased 12% and 25%, respectively, over the three months and six months ended December 31, 1994. The revenue growth during the first six months of fiscal 1996 resulted principally from increased EAS revenues particularly from the Ultra-Max(R) product line, which is used primarily by hard goods retail customers and is used in the Company's Universal Product Protection (UPPsm) program for source tagging; increased revenues from magnetic product lines; increased sales of CCTV products used by retailers; and increased revenues from the Commercial/Industrial Group.

         The revenue growth during the second quarter resulted primarily from increased revenues from the Commercial/Industrial Group and increased revenues from magnetic product lines. Revenues for the second quarter were negatively affected by a soft retail economy in the United States and the United Kingdom, a major strike in France which adversely affected the French economy and the reorganization of the sales and service organization. Additionally, the second quarter fiscal 1995 revenues included certain unusually large roll-out orders from large U.S. retailers which did not occur in fiscal 1996.

         Revenues from retail customers for the EAS product lines increased 3% to $131 million in the second quarter of fiscal 1996 and 22% to $291 million in the first six months of fiscal 1996 from the comparable periods of fiscal 1995. These increases resulted principally from growth of 31% in revenues in the first six months of fiscal 1996 (compared to last year) from the Ultra-Max product line, and growth of 45% and 60% in magnetic product lines in the second quarter and the first six months of fiscal 1996, respectively.

         Revenues from the CCTV product lines for retailers decreased 3% to $28 million and increased 24% to $62 million for the second quarter and the first six months of fiscal 1996, respectively, from the comparable periods of fiscal 1995. Revenues from the Commercial/Industrial Group increased 53% to $50 million and 53% to $96 million (including installation revenues) in the second quarter and the first six months of fiscal 1996 compared to fiscal 1995, respectively, due primarily to increased sales of CCTV and access control products to non-retail customers, and revenue from recent acquisitions.

         Gross margins were 42% and 48% for the three and six month periods ended December 31, 1995, respectively, compared to 55% and 54% for the comparable periods of the prior year. The decrease in margins is primarily attributable to a change in product mix and the effects of certain special charges aggregating $15.1 million included in costs of sales during the second quarter (see "Restructuring and other special charges" above). Exclusive of the effects of certain special charges included in costs of sales, gross margins would have been 50% and 51% for the three and six month periods ended December 31, 1995, respectively.

         Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, was 71% and 57% for the second quarter and the first six months of fiscal 1996, compared to 41% and 42%, respectively, for the comparable periods in fiscal 1995. The aggregate amount of these operating expenses increased by 71% in the current year's first six months over last year's comparable period primarily as a result of certain special charges aggregating $52.4 million (see discussion above under "Restructuring and other special charges").

         Operating expenses for the three and six months ended December 31, 1995 included approximately $2 million and $4 million, respectively, in legal expenses incurred primarily in relation to certain actions which have been brought against the Company (see footnote l of Notes to Consolidated Condensed Financial Statements) and a formal order of private investigation of the Company by the Securities and Exchange Commission (SEC) (see footnote j of Notes to Consolidated Condensed Financial Statements in the Company's September 30, 1995 Form 10Q/A). It is anticipated that legal expenses and related cash expenditures will remain at an elevated level until these matters are concluded. The Company intends to vigorously defend against the above-referenced actions and to cooperate fully with the SEC investigation. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result has been made as of December 31, 1995.

         Operating income for the three and six months ended December 31, 1995 decreased significantly from last year's comparable periods primarily due to the higher level of operating costs and expenses incurred in both periods of fiscal 1996 and the restructuring and other special charges aggregating $111.9 million recorded in the second quarter of fiscal 1996. Exclusive of the effects of the restructuring and other special charges included in costs of sales and operating expenses (see "Restructuring and other special charges" above), operating income would have been $13.1 million and $41.8 million for the three and six month periods ended December 31, 1995, respectively.

         Total net other non-operating expenses in the second quarter and the first six months of fiscal 1996 increased by $5 million and $8 million, respectively, compared to the comparable periods of fiscal 1995. The increase is principally due to an increase in interest expense resulting from the higher level of short-term borrowings outstanding during the first six months of fiscal 1996.

         The Company utilizes interest rate swap agreements and currency forward contracts and options (derivatives) to hedge certain of its currency and interest rate risks. The Company does not enter into speculative derivative transactions. The derivative instruments it does purchase are not held as investments, and it is the Company's intent to hold such instruments for their respective terms.
         Therefore, changes in their fair values will have no effect on the Company's operations, cash flows or financial position (see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1., 2., 6. and 12. of Notes to Consolidated Financial Statements in the Company's fiscal 1995 Annual Report on Form 10-K/A for further discussion of the Company's currency and interest rate risks and use of derivatives).

         The estimated annual effective tax rate has been revised in the second quarter to reflect the impact of certain restructuring and special charges (see "Restructuring and other special charges" above). The restructuring and special charges are related to jurisdictions with tax rates higher than the effective tax rates calculated for the three and six months ended December 31, 1994 (25%) and for the three months ended September 30, 1995 (28%). These deductions in higher tax jurisdictions increase the projected tax benefit for the fiscal year. The estimated annual effective tax rate before the restructuring and special charges reflects an increase from the prior year resulting primarily from the following: an increase in the relative proportion of the Company's profits earned from international subsidiaries, which are subject to statutory tax rates generally higher than those in the U.S.; increases in U.S. earnings not qualifying for the U.S./Puerto Rico "Section 936" tax benefits; and increases in amortization of costs in excess of net assets acquired.

         Consolidated net income (including the after tax charges for restructuring and other special items of $69.6 million) for the second quarter and first six months of fiscal 1996 decreased $90 million and $94 million, respectively, when compared to the prior year's comparable periods due primarily to the factors discussed above.

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         The purported shareholder class actions filed against the Company, certain of its current and former officers and directors, and the Company's auditors in the United States District Court for the Southern District of Florida during the first six months of fiscal 1996, have been consolidated pursuant to an order entered November 29, 1995. The Company has been served with a Consolidated Amended Class Action Complaint (the "Consolidated Complaint"), dated January 22, 1996, in these consolidated class actions. The Consolidated Complaint alleges, among other things, that each of the defendants has violated the Federal securities laws and, additionally, that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care.

         The claims recited in the Consolidated Complaint relate to the same events and occurrences as those alleged in the various class actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The Consolidated Complaint requests certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock options from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo Corporation ("Knogo"). The Consolidated Complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock.

         The Consolidated Complaint superseded all prior complaints in the consolidated actions, including the action originally brought by Steven Fradin in the United States District Court for the Southern District of New York, which was transferred to the United States District Court for the Southern District of Florida by order entered on December 1, 1995, and the action filed by Ernest M. Wallis on November 17, 1995.

         In addition to the Company and its auditors, the Consolidated Complaint names as defendants the following current and former officers and directors of the Company: Ronald G. Assaf, Chairman of the Board and Chief Executive Officer; James E. Lineberger, a director; Michael E. Pardue, formerly Executive Vice President, Chief Operating Officer, Chief Financial Officer and a director; Dennis C. Gillette, Senior Vice President; Lawrence J. Simmons, formerly Vice President of Finance and Chief Accounting Officer; John T. Ray, Jr., a director; Arthur Milnes, a director; Jerome M. LeWine, a director; and Gerd Witter, Senior Vice President and President of Sensormatic Europe.

         The three derivative actions filed against the Company and directors in September 1995 for breach of fiduciary duties, mismanagement and waste of corporate assets have been consolidated.

         The Company intends to vigorously defend against these litigations.

         The Company has been notified, by receipt of a document subpoena on February 6, 1996, that the U.S. Federal Trade Commission (FTC) has authorized a non-public investigation to determine whether the Company, certain other U.S. manufacturers of electronic article surveillance (EAS) systems and unspecified others agreed to refrain from truthful comparative advertising relating to EAS systems, or agreed to boycott the EAS standard-setting process of the National Association of Chain Drug Stores.

         Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of stockholders of the Company was held on December 14, 1995. The following business was transacted:

         Re-elected as directors of the Company were Thomas V. Buffett, James
         E. Lineberger and John T. Ray, Jr. to serve for three-year terms. The terms of office of the following, as directors, continued after the meeting: Ronald G. Assaf, Timothy P. Hartman, Jerome M. LeWine, James E. Lineberger, Dr. Arthur G. Milnes and Robert A. Vanourek.

         Item 6.  Exhibits and Reports on Form 8-K

                        a)     Exhibits

                               11)  Computation of Earnings Per Common Share.
                               27)  Financial Data Schedule (for SEC use only).

                        b)     Reports on Form 8-K:

                               On November 2, 1995, the Company filed a Current Report on Form 8-K with respect to a formal order of private investigation entered by the Securities and Exchange Commission In the Matter of Sensormatic Electronics Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                 SENSORMATIC ELECTRONICS CORPORATION



                                 By       /S/ Garrett E. Pierce
                                          -------------------------------
                                          Garrett E. Pierce
                                          Senior Vice President and
                                          Chief Financial Officer

                                 Date:    February 20, 1996