Form 10-Q
period 1996-03-31
SENSORMATIC ELECTRONICS CORP
filed 1996-05-15
CIK 88974

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-Q

                 (X) QUARTERLY REPORT ( ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly
Period Ended      March 31, 1996                   Commission File No.  1-10739
                  --------------                                        -------



                     SENSORMATIC ELECTRONICS CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



           Delaware                                              34-1024665
- ------------------------------- -----------------------------------------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification Number)
organization)

               951 Yamato Road, Boca Raton, Florida  33431-0700
- -------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                 (407) 989-7000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     Same
- -------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X  .       No      .
                              -----           -----
The Registrant had outstanding 73,828,707 shares of Common Stock (par value $.01 per share) as of May 6, 1996.

                      SENSORMATIC ELECTRONICS CORPORATION



                                    INDEX


                                  FORM 10-Q
                      THREE MONTHS ENDED MARCH 31, 1996



                                                                                          Page
                                                                                          ----
        PART I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                           Consolidated Condensed Balance Sheets .......................  1
                           Consolidated Condensed Statements of
                            Operations .................................................  2
                           Consolidated Condensed Statements of
                            Cash Flows .................................................  3
                           Notes to Consolidated Condensed
                            Financial Statements .......................................  4-12

             Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations  ................................................  13-18

        PART II.     OTHER INFORMATION

             Item 1.    Legal Proceedings  .............................................  19

             Item 6.    Exhibits and Reports on Form 8-K ...............................  20

          Signatures ...................................................................  21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                          March 31, 1996   June 30, 1995
                                                            (Unaudited)     (See Note)
                                                          --------------  -------------
ASSETS
Cash and marketable securities (including
      marketable securities of $17 and $27
      at March 31 and June 30, respectively)                  $  115         $   70
Accounts receivable, net                                         242            222
Deferred and installment receivables, net                         65             68
Net investment in sales-type leases                              112            111
Inventories, net                                                 191            241
Revenue equipment, net                                            63             50
Other property, plant and equipment, net                         147            151
Deferred income taxes, patents and other assets, net             237            161
Costs in excess of net assets acquired, net                      484            497
                                                              ------         ------
                                                              $1,656         $1,571
                                                              ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $   59         $   63
Accrued liabilities and income taxes payable                     244            228
Debt                                                             515            327

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value
      Common stock, $.01 par value, 74 and
           73 shares outstanding at March
           31 and June 30, respectively                          722            714
      Retained earnings                                          186            296
      Treasury stock, at cost and other                          (14)           (13)
      Currency translation adjustments                           (56)           (44)
                                                              ------         ------
           Total stockholders' equity                            838            953
                                                              ------         ------
                                                              $1,656         $1,571
                                                              ======         ======


Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The notes to consolidated condensed financial statements on pages 4 - 12 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                    (In millions, except per share amounts)


                                                          Three Months ended                           Nine Months ended
                                                              March  31,                                  March  31,
                                                      ---------------------------                   -----------------------
                                                      1996                   1995                   1996               1995
                                                      ----                   ----                   ----               ----
Revenues:
     Sales                                            $ 192                  $ 185                $   631              $ 539
     Rentals                                             13                     14                     38                 37
     Other                                               20                     20                     68                 51
                                                      -----                  -----                -------              -----

     Total revenues                                     225                    219                    737                627

Operating costs and expenses:
     Costs of sales                                     107                     85                    336                246
     Depreciation on revenue
      equipment                                           5                      5                     16                 12
     Selling, customer service and
      administrative                                    132                     97                    410                257
     Restructuring charges                               43                      -                     85                  -
     Research, development and
      engineering                                         7                      5                     21                 16
     Amortization of intangible
      assets                                              4                      4                     12                 10
                                                      -----                  -----                -------              -----

Total operating costs
     and expenses                                       298                    196                    880                541
                                                      -----                  -----                -------              -----

Operating income (loss)                                 (73)                    23                   (143)                86

Other expenses, net                                      (6)                    (2)                   (18)                (5)
                                                      -----                  -----                -------              -----

Income (loss) before income taxes                       (79)                    21                   (161)                81

Provision for (benefit from) income taxes               (29)                     5                    (63)                20
                                                      -----                  -----                -------              -----

Net income (loss)                                     $ (50)                 $  16                $   (98)             $  61
                                                      =====                  =====                =======              =====

Earnings (loss) per common share                      $(.68)                 $ .21                $ (1.33)             $ .85
                                                      =====                  =====                =======              =====

Cash dividends per common
     share                                            $.055                  $.055                $  .165              $.165
                                                      =====                  =====                =======              =====

Common shares used in
     computation of
     earnings (loss) per share:                          74                     74                     74                 71
                                                      =====                  =====                =======              =====




The notes to consolidated condensed financial statements on pages 4 - 12 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In millions)


                                                                             1996       1995
                                                                            -----       ----

Cash flows from operating activities:
     Net income  (loss)                                                      $(98)      $ 61
     Adjustments to reconcile net income (loss)
          to net cash used in
          operating activities:
                Depreciation and amortization                                  37         28
                Restructuring charges, net                                     78          -
                Other non-cash charges to operations, net (see note b)        125         11
                Net changes in operating assets and
                 liabilities, net of effect of  acquisitions :
                    Increase in receivables and sales-type leases             (98)       (84)
                    Increase in current and deferred income taxes             (86)       (16)
                    Net increase in other operating assets and liabilities    (25)       (51)
                                                                             ----       ----
          Net cash used in operating activities                               (67)       (51)
                                                                             ----       ----

Cash flows from investing activities:
     Capital expenditures                                                     (41)       (39)
     Maturities of marketable securities                                       13          7
     Increase in revenue equipment
          and inventory available for lease                                   (37)        (7)
     Other, net                                                               (11)         1
                                                                             ----       ----
          Net cash used in investing activities                               (76)       (38)
                                                                             ----       ----

Cash flows from financing activities:
     Issuance of Senior Notes, net                                            229          -
     Bank borrowings (repayments) (net of effect of  acquisitions)            (29)       123
     Cash dividends                                                           (12)       (12)
     Proceeds from issuances of common stock
          under employee benefit plans, net                                     9          9
     Other, net                                                                 -          1
                                                                             ----       ----
          Net cash provided by financing activities                           197        121
                                                                             ----       ----
Net increase in cash                                                           54         32

Cash at beginning of period                                                    44         21
                                                                             ----       ----
Cash at end of period                                                          98         53
Marketable securities at end of period                                         17         29
                                                                             ----       ----
Cash and marketable securities at end of period                              $115       $ 82
                                                                             ====       ====



The notes to consolidated condensed financial statements on pages 4 - 12 are an integral part of these statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


a)   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and-nine-months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1995.


b)   Restructuring and special charges

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

     This review resulted in charges totaling $186 million with an after-tax impact of $118 million. In the second quarter of fiscal 1996, total restructuring and special charges were estimated at $139 million, of which $112 million was recorded in the second quarter. At that time, the Company estimated $27 million of additional restructuring charges would be incurred in the third quarter. Actual restructuring and special charges incurred in the third quarter of fiscal 1996 were $47 million greater than originally estimated due to additional activities and incremental costs identified related to the restructuring plan and additional valuation allowances required with respect to various assets. It is anticipated that approximately $33 million of these costs (all relating to restructuring) will result in cash outlays, of which $7 million was paid as of March 31, 1996.

     Restructuring Charges

     Product rationalization and related equipment charges. The Company implemented and completed a review of its existing products and product sourcing, the purpose of which was to reduce the number of existing products, reduce inventory carrying costs and improve gross margins on continued products. As a result of this review, in the second quarter of fiscal 1996 the Company recorded a charge related to assets, primarily equipment, used in the manufacture of certain products which will be manufactured under an entirely new process or purchased from third party suppliers (rather than manufactured internally). The equipment impairment charge represented the difference between the carrying value of the equipment and its fair value, which was assumed to be nominal due to its unique nature and lack of alternative uses for the equipment. In addition, as a result of the Company's decision to reduce the number of products it markets, management assessed the net realizable value of its existing supply of products and recorded inventory provisions in the second and third quarter of fiscal 1996.

     Operational and organization structures and systems. In connection with its review of operational and organization structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. Through
     March 31, 1996, cash expenditures related to facilities consolidation totaled $400,000. The remaining accrual balance was $23 million at March 31, 1996.

     As part of the restructuring plan, the Company expects to terminate approximately 875 employees, primarily manufacturing and administrative personnel in North America and Europe, with estimated termination and related costs of $13 million. This represents an increase from the 775 employees, with estimated termination and related costs of $13 million, originally estimated in the second quarter of fiscal 1996. As of March 31, 1996, approximately 800 employees had been terminated and $7 million of severance and related costs were paid. Certain employees terminated in March 1996 will receive payments subsequent to March 31, 1996. In addition, other terminated employees are receiving severance payments over time. The remaining liability for severance benefits at March 31, 1996 is $10 million.

     A summary of the restructuring charges and the periods recorded is as follows (in millions):



                             Three Months  Three Months  Nine Months
                                Ended         Ended         Ended
                             December 31,   March 31,     March 31,
                                1995          1996          1996
                             ------------  ------------  -----------
Product rationalization,
related  equipment charges
and other                       $36           $ 9          $45

Closure of facilities and
related costs                     -            23           23

Employee termination and
related costs                     7            10           17
                                ---           ---          ---
Total restructuring charges     $43           $42          $85
                                ===           ===          ===

     The third quarter restructuring charge of $42 million reflects an increase of $15 million over the $27 million estimated in the second quarter. The increase is due to additional activities and incremental costs identified related to personnel reductions and facilities consolidation, primarily in Europe, and worldwide product rationalization.

     Special Charges

     In the second quarter of fiscal 1996, the Company's management conducted an extensive evaluation and review of the collectibility of its receivable balances (including off-balance sheet receivables) and related collection efforts. This initiative was primarily the result of the overall weakening of the retail sector. Additionally, the Company conducted a review of slow moving inventory and revenue equipment in light of softening demand for certain EAS products. As a result of these reviews, the Company recorded a charge to operations of $69 million in the second quarter of fiscal 1996 which principally represented increases in the valuation allowances for receivables and inventories.

     In the third quarter of fiscal 1996, the Company identified additional assets which required valuation allowances, principally receivables and inventories, and accordingly, recorded a charge of $32 million for these and other miscellaneous items.

     The special charges related to the valuation of receivables and other items are recorded in "Selling, customer service and administrative" expense. The special charges related to the valuation of inventories and revenue equipment are recorded in "Cost of sales" and "Depreciation on revenue equipment", respectively.

     A summary of the special charges and the periods recorded is as follows (in millions):



                       Three Months  Three Months  Nine Months
                          Ended         Ended         Ended
                       December 31,   March 31,     March 31,
                           1995          1996         1996
                       ------------  ------------  -----------

Receivables
valuation provision
and other items            $56           $19         $ 75

Inventories and
revenue equipment
valuation provision         13            13           26
                           ---           ---         ----
Total special charges      $69           $32         $101
                           ===           ===         ====


c)   Receivables and net investment in sales-type leases

     Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (sales-type leases) (which have periodic payments over lease terms from five to six years) are summarized as follows (in millions):



                                             March  31, 1996  June 30, 1995
                                             ---------------  -------------
    Accounts receivable                           $269            $236
    Deferred and installment receivables           111              98
    Sales-type leases                              175             169
                                                  ----            ----
    Gross receivables and sales-type leases        555             503
    Less allowance for doubtful accounts           (65)            (27)
    Unearned interest and maintenance              (71)            (75)
                                                  ----            ----
    Net receivables and  sales-type leases        $419            $401
                                                  ====            ====



     The increase in the allowance for doubtful accounts is discussed in note b above.

     The Company received net proceeds of $287 million and $307 million from the sale or assignment of certain of its receivables and sales-type leases in the nine months ended March 31, 1996 and 1995, respectively. The uncollected principal balance of receivables and sales-type leases sold which was subject to varying amounts of recourse totaled $294 million and $298 million at March 31, 1996 and 1995, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

     In addition to existing facilities, in December 1995, the Company entered into a 364-day, 58 million European Currency Unit (approximately $73 million at March 31, 1996) committed facility with a group of European financial institutions. The facility allows certain of the Company's European subsidiaries to sell sales-type leases on a limited recourse basis. (See note 2 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K/A).


d)   Inventory

     Inventories are summarized as follows (in millions):


                                                      March  31, 1996               June 30, 1995
                                                      ---------------               -------------
     Available for sale or lease                          $166                          $183
     Parts                                                  51                            45
     Work-in-process                                        25                            23
                                                          ----                          ----
     Gross inventories                                     242                           251
     Less allowance for inventory losses                   (51)                          (10)
                                                          ----                          ----
       Net inventories                                    $191                          $241
                                                          ====                          ====



     The increase in the allowance for inventory losses is discussed in note b above.

e)   Deferred income taxes, patents and other assets

     Deferred income taxes, patents and other assets are comprised of the following (in millions):



                                            March 31, 1996  June 30, 1995
                                            --------------  -------------

       Deferred income taxes                     $124           $ 53
       Patents and other intangibles               45             40
       Prepaid expenses and deposits               26             24
       Receivables from financing
        institutions (due within one year)          5              8
       Deferred charges                            13             17
       Other                                       24             19
                                                 ----           ----
                                                 $237           $161
                                                 ====           ====



     The increase in deferred income taxes is primarily due to tax benefits related to the restructuring and special charges (see note b).


f)   Debt

     Debt is summarized as follows (in millions):



                                              March 31, 1996  June 30, 1995
                                              --------------  -------------

     7.74% Senior Notes                            $230           $  -
     8.21% Senior Notes                             135            135
     Unsecured revolving credit notes               143            182
     Capital lease obligations and other, net         7             10
                                                   ----           ----
                                                   $515           $327
                                                   ====           ====



     Interest expense for the nine months ended March 31, 1996 and 1995 was $26 million and $21 million, respectively. The Company made interest payments of $30 million and $23 million for the nine months ended March 31, 1996 and 1995, respectively.

     In December 1995, the Company entered into a 364-day, $320 million-equivalent committed multi-currency credit facility with a group of U.S. and international financial institutions. The facility replaced the Company's pre-existing $100 million committed facility and certain other U.S. and European uncommitted facilities.

     In April 1996, the Company completed the issuance of $350 million of Senior Notes which were issued in three tranches. In March 1996, $230 million 7.74% Notes due March 2006 were issued and are included as a component of debt at March 31, 1996; the proceeds of which were used to pay off borrowings in the U.S. under the Company's short-term credit facilities. The remaining tranches of $70 million 6.99% Notes due March 2000 and $50 million 7.11% Notes due March 2001 were issued in April 1996, the proceeds of which will be used to reduce borrowings in Europe under short-term credit facilities and for general corporate purposes. Under the terms of the related Note Agreement, the Company is required, among other things, to maintain a certain minimum net worth, as defined, and certain debt to total capitalization ratios, and is subject to certain limitations with respect to repurchases of its Common Stock and payment of dividends.


g)   Income taxes

     The estimated fiscal 1996 annual effective tax rate was revised from 41% estimated in the second quarter to 39% to reflect a change in estimated results for the year.

     A reconciliation between the statutory U.S. Federal income tax rate of 35 percent and the estimated annual effective tax rate is as follows:


     Statutory rate-U.S. Federal                            35.0%
     Benefits due to tax exempt earnings
      and investment income from the Puerto Rico
      operations                                             4.2
     Amortization of costs in excess of net
      assets acquired                                       (2.1)
     State income tax benefit                                1.8
     Research and development tax credit                     1.0
     Effect of change in valuation allowance
      for deferred taxes                                    (1.8)
     Other                                                   0.9
                                                            ----
                                                            39.0%
                                                            ----


h)   Acquisitions

     On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo Corporation ("Knogo") for approximately 3.1 million shares of the Company's Common Stock.

     The Company's unaudited pro forma consolidated condensed statement of income for the nine months ended March 31, 1995, assuming the acquisition of Knogo was effected at the beginning of such period, is summarized as follows (in millions, except per share amounts):


          Total revenues                        $660
          Net income                            $ 61
          Earnings per share                    $.83


     This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

     In connection with acquisitions, the market value of the assets acquired for the nine months ended March 31, 1996 and 1995 was as follows (in millions):



                                                      1996  1995
                                                      ----  ----


        Cash paid (net of cash acquired)               $8  $  3
        Liabilities assumed and/or incurred             -    80
        Common stock issued                             -   149
                                                       --  ----
        Market value of assets acquired                $8  $232
                                                       ==  ====



i)   Financial Instruments

     (i)  Currency hedging instruments

     The Company has purchased forward exchange contracts and options designated to hedge certain intercompany transactions and identifiable anticipatory intercompany commitments which are denominated in foreign currencies. The Company is evaluating this policy as a result of recently issued revisions to guidelines on accounting for derivatives. At March 31, 1996, the Company owned forward exchange contracts which allowed it to sell currencies for the indicated U.S. dollar amounts with respect to fiscal 1996 and 1997 intercompany transactions and commitments, as follows (in millions):




                                      1997               1996
                                      ----               ----
        Currencies
        ----------
        French Francs                  $28                $26
        Deutschemarks                   18                  7
        British Pounds                  18                  5
        Spanish Pesetas                  9                  4
        Other                            2                  4
                                       ---                ---
                                       $75                $46
                                       ===                ===


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

     At March 31, 1996, the Company was a party to the following agreements (in millions):

     FIXED TO FLOATING SWAP AGREEMENT


      Notional  Expiration  Floating Rate   Fixed Rate
        Amount    Date      to be Paid     to be Received
      --------  ----------  -------------  --------------
        $35     June 1996   6 Month LIBOR       5.01%


     The weighted average interest rate paid and received under the Fixed to Floating Swap Agreement at March 31, 1996 was 5.5% and 5.01%, respectively.

     FLOATING TO FIXED SWAP AGREEMENTS


       Notional          Expiration        Fixed Rate      Floating Rate
        Amount              Date           to be Paid      to be Received
       --------          -----------       ----------      --------------
         $10             May 1999           7.75%          1 Month LIBOR
           8             May 2000           5.84%          1 Month LIBOR
           7             May 2000           6.16%          1 Month LIBOR
           4             April 2000         6.58%          1 Month LIBOR
           3             April 1999         4.60%          1 Month LIBOR
           3             August 1998        4.80%          1 Month LIBOR
           2             May 1998           4.94%          1 Month LIBOR
           1             March 1999         4.65%          1 Month LIBOR


     The weighted average interest rate paid and received under all such Floating to Fixed Swap Agreements at March 31, 1996 was 6.2% and 5.35%, respectively.


j)   Prospective Accounting Changes

     In October 1995, FASB Statement No. 123 "Accounting for Stock-based Compensation" was issued. FASB 123 allows companies to adopt either significant new fair value-based accounting rules or increased disclosure requirements for stock-based compensation plans. The Company plans to adopt the disclosure requirements rather than the fair value accounting rules beginning with the first quarter of fiscal 1997 with no charge to earnings.


k)   Reclassifications

     Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.

l)   Litigation and other matters

     During the first six months of fiscal 1996, a number of actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and that the scope of the Company's year-end audit had been expanded. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors and officers, as well as the Company's auditors, violated certain Federal securities laws. One of the claims against the Company's auditors, asserted under state law, originally included in the consolidated complaint has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claims recited in the consolidated complaint relate to the same events and occurrences as those alleged in the various actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The consolidated complaint requests certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock options from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The consolidated complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The consolidated complaint supersedes all prior complaints in the consolidated actions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K/A) and is intended to assist the reader in understanding the financial results and condition of the Company.

         Financial Condition

         Cash and marketable securities increased $45 million primarily due to an increase in debt, including the issuance of Senior Notes (see note f of Notes to Consolidated Condensed Financial Statements); offset in part by: (a) net cash used in operations ($67 million) due primarily to increases in receivables and net investment in sales-type leases and (b) net capital expenditures ($41 million) including approximately $21 million related to the purchases of a corporate and a business unit headquarters. Total stockholders' equity at March 31, 1996 decreased $115 million to $838 million. The decrease in stockholders' equity is primarily attributable to restructuring and special charges of $118 million on an after-tax basis (see "Restructuring and special charges" under "Results of Operations" below). The debt-to-total capitalization ratio was 0.38 to 1 at March 31, 1996, compared to 0.26 to 1 at June 30, 1995.


         Total receivables and net investment in sales-type leases increased to $419 million at March 31, 1996 from $401 million at June 30, 1995. The increase resulted in part from lower than historical sales of receivables and sales-type leases to financing institutions during the nine months ended March 31, 1996 compared to the same period last year. The increase was partly offset by additional allowances for doubtful accounts recorded in the second and third quarter of fiscal 1996 (see "Results of Operations" below).

         The Company is presently in discussion with certain financial institutions regarding increases of existing facilities or establishment of new facilities to expand its ability to sell installment receivables and sales-type leases in anticipation of the growth in such assets and potentially to reduce the effective cost of these facilities.

         Inventories at March 31, 1996 decreased $50 million from their June 30, 1995 levels primarily as a result of an increase in inventory placed on operating leases (i.e. revenue equipment) and additional allowances for inventory losses recorded in conjunction with a review of existing products (see "Results of Operations" below).

         Total debt increased $188 million over the June 30, 1995 balance, to $515 million, primarily as a result of an increase in net operating assets and liabilities.

         In December 1995, the Company entered into a 364-day, $320 million-equivalent committed multi-currency credit facility with a group of U.S. and international financial institutions. The facility replaced the Company's pre-existing $100 million committed facility and certain other U.S. and European uncommitted facilities.

         In April 1996, the Company completed the issuance of $350 million of Senior Notes which were issued in three tranches. In March 1996, $230 million 7.74% Notes due March 2006 were issued, the proceeds of which were used to pay off borrowings in the U.S. under the Company's short-term credit facilities (primarily amounts borrowed under the 364-day committed multi-currency facility). The remaining tranches of $70 million 6.99%
         Notes due March 2000 and $50 million 7.11% Notes due March 2001 were issued in April 1996, the proceeds of which will be used to reduce borrowings in Europe under short-term credit facilities and for general corporate purposes.

         The Company believes it is adequately positioned to meet anticipated future capital requirements through the use of existing cash and marketable securities, funds available under committed credit facilities and cash generated by future operating activities
         (including the sale and assignment of receivables and sales-type leases to financing institutions).

         The Company maintains a shelf registration statement filed with the Securities and Exchange Commission under which the Company is able to issue up to 4.5 million shares of its Common Stock (approximately
         2.5 million shares remain available). These securities are available for use in connection with acquisitions of other businesses or assets.

         Results of Operations

         Restructuring and special charges (see note b of Notes to Consolidated Condensed Financial Statements)

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

         This review resulted in charges totaling $186 million with an after-tax impact of $118 million. In the second quarter of fiscal 1996, total restructuring and special charges were estimated at $139 million, of which $112 million was recorded in the second quarter. At that time, the Company estimated $27 million of additional restructuring charges would be incurred in the third quarter. Actual restructuring and special charges incurred in the third quarter of fiscal 1996 were $47 million greater than originally estimated due to additional activities and incremental costs identified related to the restructuring plan and additional valuation allowances required with respect to various assets.

         It is anticipated that approximately $33 million of these costs
         (all relating to restructuring) will result in cash outlays, of which $7 million was paid as of March 31, 1996. Upon completion of the restructuring activities, the Company expects to realize, as a result of such restructuring, an annual savings in operating expenses and manufacturing costs of approximately $44 million. These savings will be partially offset by costs associated with the addition of approximately 250 employees in strategic growth areas. In addition, the Company anticipates reducing other variable operating expenses, exclusive of payroll and related costs, by approximately $10 million annually.

         A summary of the restructuring charges and the periods recorded is as follows (in millions):





                                          Three Months  Three Months  Nine Months
                                             Ended         Ended         Ended
                                          December 31,   March 31,     March 31,
                                              1995          1996         1996
                                          ------------  ------------  -----------

             Product rationalization,
             related  equipment charges
             and other                       $36            $ 9          $45

             Closure of facilities and
             related costs                     -             23           23

             Employee termination and
             related costs                     7             10           17
                                             ---            ---          ---
             Total restructuring charges     $43            $42          $85
                                             ===            ===          ===

         The third quarter restructuring charge of $42 million reflects an increase of $15 million over the $27 million previously estimated in the second quarter of fiscal 1996. The increase is due to additional activities and incremental costs identified related to personnel reductions and facilities consolidation, primarily in Europe, and worldwide product rationalization.

         A summary of special charges and the periods recorded is as follows (in millions):





                                    Three Months  Three Months  Nine Months
                                       Ended         Ended         Ended
                                    December 31,   March 31,     March 31,
                                        1995          1996         1996
                                    ------------  ------------  -----------

             Receivables
             valuation provision
             and other items            $56           $19           $ 75

             Inventories and
             revenue equipment
             valuation provision         13            13             26
                                        ---           ---           ----
             Total special charges      $69           $32           $101
                                        ===           ===           ====


         In the third quarter of fiscal 1996, the Company identified additional assets which required valuation allowances, principally receivables and inventories, and accordingly, recorded a charge of $32 million for these and other miscellaneous items. The special charges related to the valuation of receivables and other items are recorded in "Selling, customer service and administrative" expense. The special charges related to the valuation of inventories and revenue equipment are recorded in "Cost of sales" and "Depreciation on revenue equipment", respectively.


         Three Months and Nine Months Ended March 31, 1996 Compared to Three Months and Nine Months Ended March 31, 1995

         Revenues for the three months and nine months ended March 31, 1996 increased 3% and 18%, respectively, over the three months and nine months ended March 31, 1995. The revenue growth during the first nine months of fiscal 1996 resulted principally from increased EAS revenues particularly from the Ultra-Max(R) product line, which is used primarily by hard goods retail customers and is used in the Company's Universal Product Protection (UPPsm) program for source tagging, and revenues from magnetic product lines; increased sales of CCTV products used by retailers; and increased revenues from the Commercial/Industrial Group.

         The revenue growth during the third quarter resulted primarily from increased revenues from the Commercial/Industrial Group and increased EAS revenues from magnetic product lines. Revenues for the third quarter were negatively affected by weak order rates for the EAS retail business in the United States and Europe, primarily the United Kingdom.

         Revenues from retail customers for the EAS product lines were unchanged in the third quarter of fiscal 1996 and increased 15% to $408 million in the first nine months of fiscal 1996 from the comparable period of fiscal 1995. This increase resulted principally from growth in all geographic areas in Ultra-Max product line revenues, totaling 23%; a 42% increase in the magnetic product line revenues, with the greatest increase in Europe, slightly offset by a decrease in the US. These increases were offset, in part, by a decline in microwave product line revenues, principally in Europe, totaling 17%.


         Revenues from the CCTV product lines for retailers increased 65% to $33 million and 27% to $98 million for the third quarter and the first nine months of fiscal 1996, respectively, from the comparable periods of fiscal 1995. Revenues from the Commercial/Industrial Group increased 27% to $48 million and 43% to $144 million (including installation revenues) in the third quarter and the first nine months of fiscal 1996, respectively, compared to fiscal 1995, due primarily to increased sales of CCTV and access control products to non-retail customers.

         Gross margins on sales were 44% and 47% for the three and nine months ended March 31, 1996, respectively, compared to 54% for the comparable periods of the prior year. The decrease in margins is primarily attributable to a change in product mix, unfavorable product manufacturing variances resulting from lower than expected production levels and the effect of special charges aggregating $14 million and $29 million included in costs of sales in the three and nine months ended March 31, 1996, respectively (see "Restructuring and special charges" above). Exclusive of the effects of the special charges which are included in costs of sales, gross margins would have been 51% for both the three and nine months ended March 31, 1996. Additionally, the Company has experienced pricing pressures in certain EAS retail markets which have had a minor impact on gross margins to date, however, the Company expects continuing pricing pressures in future quarters. To offset the potential resulting negative impact on gross margins, the Company has plans to reduce product costs by improving manufacturing efficiencies and lowering material costs.

         Total selling, customer service and administrative, and research, development and engineering expenses, as a percentage of total revenues, was 62% and 58% for the third quarter and the first nine months of fiscal 1996, respectively, compared to 47% and 44%, for the comparable periods in fiscal 1995. The aggregate amount of these operating expenses increased by 58% in the current year's first nine months over last year's comparable period primarily as a result of special charges aggregating $70 million (see discussion above under "Restructuring and special charges").

         Operating expenses for the three and nine months ended March 31, 1996 included approximately $2 million and $6 million, respectively, in legal expenses compared to $1 million and $2 million in the prior year comparable periods. The increase is due primarily to expenses incurred to defend against certain actions which have been brought against the Company (see note l of Notes to Consolidated Condensed Financial Statements) and in connection with an investigation by the Securities and Exchange Commission (see note j of Notes to Consolidated Condensed Financial Statements in the Company's September 30, 1995 Form 10-Q/A). It is anticipated that legal expenses and related cash expenditures will remain at an elevated level until these matters are concluded.

         Additionally, for the nine months ended March 31, 1996 and 1995, the Company incurred expenses of $4 million and $2 million, respectively, related to its involvement as the official electronic security supplier to the 1996 Olympic Games (Games) to be held in July 1996. The Company's association with the Games is part of its strategy to expand general awareness of the Company's total electronic security capabilities. The Company expects to incur an additional $7 million of costs over the next two quarters associated with the Company's marketing efforts to showcase its product installations and product installation support during the Games. As a result of its association with the Games, the Company has received numerous inquiries and requests for installation proposals from existing and potential customers and estimates it has received orders in excess of $20 million. Finally, certain of the expenses incurred may be recovered by proceeds received from the sale of the installed equipment subsequent to the end of the Games.

         The Company reported operating losses for the three and nine months ended March 31, 1996 of $73 million and $143 million, respectively, compared to operating income of $23 million and $86 million reported for last year's comparable periods. This was primarily due to the higher level of operating costs and expenses as a percent of revenues incurred in both periods of fiscal 1996 and restructuring and special charges aggregating $186 million recorded in the first nine months of fiscal 1996 (see "Restructuring and special charges" above). Exclusive of the effects of the restructuring and special charges included in costs of sales and operating expenses, operating income would have been $1 million and $43 million for the three and nine months ended March 31, 1996, respectively.

         Total net other non-operating expenses in the third quarter and the first nine months of fiscal 1996 increased by $4 million and $13 million, respectively, compared to the comparable periods of fiscal 1995. The increase is principally due to an increase in interest expense resulting from the higher level of short-term borrowings outstanding throughout the first nine months of fiscal 1996.

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

         The estimated annual effective tax rate of 39% reflects the impact of restructuring and special charges (see "Restructuring and special charges" above). The restructuring and special charges are principally related to jurisdictions with tax rates higher than the effective tax rate of 25% calculated for the nine months ended March 31, 1995 resulting in a greater estimated effective tax rate for fiscal 1996. The estimated fiscal 1996 annual effective tax rate of 20%, before restructuring and special charges, reflects a decrease from the prior year primarily due to a decrease in the relative proportion of the Company's profits earned in jurisdictions with tax rates higher than the effective tax rate calculated for the nine months ended March 31, 1995. Additionally, the 20% rate was revised from the second quarter estimated fiscal 1996 annual effective tax rate, before restructuring and special charges, of 29% to reflect a change in estimated results for the year.

         The Company reported a net loss of $50 million and $98 million for the third quarter and first nine months of fiscal 1996, respectively, due to the factors discussed above.

         PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings


         With respect to the action entitled Silver v. Sensormatic
         Electronics Corporation, et al., described in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1995, a settlement agreement has been entered into between the plaintiffs and the Company. The settlement has received preliminary approval from the Court, and is subject to final Court approval following a hearing. The settlement agreement provides for the establishment of a settlement fund of $2 million, from which claims by members of the plaintiff class (i.e., purchasers of the Company's common stock during the period January 8, 1993 through April 30, 1993) and counsel fees would be paid. Such fund would be primarily funded by insurance proceeds. The agreement further provides for the dismissal of the complaint with prejudice and the release of the Company by the plaintiff class. Members of the plaintiff class would have the right to "opt out" of the agreement, provided, that the Company would have the right to terminate the agreement if more than a specified portion of such members exercise such right.

         With respect to the shareholder actions commenced in 1995 against the Company in the United States District Court for the Southern District of Florida, described in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1995, which have been consolidated as described in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, the Court dismissed one of the claims against the Company's auditors, asserted under state law, originally included in the consolidated complaint. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

             3 (a)   By-Laws of the Company.
             4 (a)   Note Agreement dated March 29, 1996 and representative
                     forms of 6.99% Senior Notes due March 2000, 7.11% Senior
                     Notes due March 2001 and 7.74 Senior Notes due March 2006.
             11)     Computation of Earnings Per Common Share.
             27)     Financial Data Schedule (for SEC use only).

          b) Reports on Form 8-K:

                     There were no reports on Form 8-K filed during the three-month period ended March 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                         SENSORMATIC ELECTRONICS CORPORATION




                         By       /s/ Garrett E. Pierce
                                  -------------------------
                                  Garrett E. Pierce
                                  Senior Vice President and
                                  Chief Financial Officer


                         Date:    May 15, 1996