Form 10-K
period 1996-06-30
SENSORMATIC ELECTRONICS CORP
filed 1996-09-27
CIK 88974

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996               Commission File No. 0-3953

                      SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                           34-1024665
     (State of Incorporation)        (I.R.S. Employer Identification
                                                 Number)
         951 Yamato Road
       Boca Raton, Florida                      33431-0700
 (Address of principal executive                (Zip Code)
             offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  561-989-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     Common Stock, Par Value $.01 Per Share

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:

                            NEW YORK STOCK EXCHANGE

                             ---------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  __   No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  __

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 16, 1996 was $1,300,977,178.

As of September 16, 1996, there were 73,960,635 shares of the common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Founded in 1966, Sensormatic Electronics Corporation is a fully integrated supplier of electronic security systems to retailers and commercial, industrial and governmental ("commercial/industrial") users worldwide. The Company designs, manufactures, markets and services Electronic Article Surveillance ("EAS") systems (including the reusable hard tags and disposable labels used with such systems), Closed Circuit Television ("CCTV") systems (including microprocessor-controlled CCTV systems and exception monitoring systems), Access Control systems and Electronic Asset Protection ("EAP") systems. The Company's EAS and CCTV systems are used by retailers to deter shoplifting and internal theft. Sensormatic's CCTV, Access Control and EAP security systems are used by retail and commercial/industrial customers to protect assets, information and people. Sensormatic is the leader in source tagging, the process in which EAS labels are incorporated into manufactured articles or packaging by the manufacturer or distributor. The Company's products are marketed by an extensive worldwide sales and service organization complemented by a broad network of business partners, independent distributors and dealers.

The Company operates in a single business segment. Certain information about the Company's operations by geographic area is contained in the table under Summary of Revenues below and in Note 11 of Notes to Consolidated Financial Statements under Item 8 of this report.

The Company has its principal executive offices at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

STRATEGIC RESTRUCTURING AND OTHER STRATEGIES

Over the past decade, the Company has grown from a single technology, single market company with gross revenues of less than $100 million in fiscal 1987 to a global provider of multiple electronic security solutions with gross revenues of approximately $1 billion in fiscal 1996. This significant growth in revenues can be attributed in part to internal product research and development resulting in new proprietary products and systems, a number of strategic acquisitions and increased market penetration in existing and new markets. The Company has increased its strong retail market share worldwide and has emerged as a major worldwide supplier of integrated electronic security systems to commercial/industrial users.

The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the Company's growth in corporate infrastructure and systems, resulting in excessive growth in expenses and working capital needs. In fiscal 1996, the Company launched a strategic restructuring plan with the following objectives: (i) expense reduction and asset control, (ii) improved processes and systems, and
(iii) quality growth.

The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization, inventory valuation and accounts receivable balances and related collection efforts.

As a result of this review, the Company instituted a major reorganization of its business units and focused other Company strategies, the principal objective of which is to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Under the new structure, the Company reorganized its six business units into four. The Company's two European business units were combined as the European Retail business unit, the Export and Asia/Pacific business units were combined as the International Retail business unit and the North American Retail business unit operations were reorganized internally. The Company's commercial/industrial operations were consolidated as the Commercial/Industrial Worldwide Operations ("C/I Worldwide") by uniting the international commercial/industrial activities with the U.S.

Commercial/Industrial Group business unit, in order to allow the Company to centralize and focus its commercial/industrial marketing and product development strategies globally.

As part of the plan to focus certain strategies, the Company created product line management functions both within C/I Worldwide and in support of the Retail business units. The product line management functions coordinate and centralize product marketing strategies globally. Additionally, the Company formed the Global Source Tagging Division, with responsibility for managing and directing the Company's source tagging initiatives globally. The Global Source Tagging Division is staffed with sales, marketing and technical executives who work globally with major retailers, manufacturers, packaging companies, associations and industry consultants to implement and expand the use of source tagging by manufacturers and distributors.

As a result of these reorganizations, personnel reductions and location consolidations are being made as business units are combined and redundancies are eliminated. The Company planned for the reduction of 875 people, most of which has occurred, and the elimination of 30 locations, principally in the U.K. and U.S. The headcount reductions will be offset by the addition of approximately 250 employees in strategic growth areas.

The Company also reviewed its existing products and product sourcing, the purpose of which was to reduce the number of products, and thereby reduce inventory carrying costs and improve gross margins on continued products. As a result of this review, the Company recorded a restructuring charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third-party suppliers.

As part of the Company's plan to strengthen its balance sheet and focus on asset management, as well as the general weakening in the retail industry climate following a poor holiday season, the Company performed an extensive review of the collectibility of accounts receivables (including off-balance sheet receivables) and a review of slow moving inventory. This review resulted in a special charge to operations which principally represented an increase in the valuation allowances for doubtful accounts receivable and inventories.

In fiscal year 1996, as a result of the above initiatives, the Company recorded restructuring and special charges of $186 million, with an after-tax impact of approximately $118 million. The cash outlay related to the restructuring and special charges is approximately $33 million. See Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

In connection with its strategic restructuring plan, the Company has embarked upon a long-term commitment to a total quality management program internally referred to as the "Q(3) Program". The program's objective is to provide superior value for customers, shareholders and employees. The Q(3) Program is a multi-year, enterprise-wide, effort in which the Company will work to reengineer operations in every function and business unit globally. The program will also establish a culture of "continuous improvement" in all of the Company's business processes. In connection with this program, the Company has committed to the implementation of a new enterprise-wide management information system which is expected to significantly enhance operational efficiencies and improve customer service.

STRATEGIC MERGERS AND ACQUISITIONS

Over the past several years, the Company has increased its presence in a number of the geographic areas in which it markets its products and has expanded into new geographic areas. Additionally, the Company has expanded its commercial/industrial business through strategic acquisitions.

The Company has expanded its direct and indirect sales and service efforts in North America, Europe and certain Asia Pacific and Latin America countries. This was accomplished through, among other things, the merger with Knogo Corporation's European operations ("Knogo") in December 1994, and in July 1992, the acquisition of Automated Security (Holdings) PLC's European EAS, CCTV and exception monitoring loss prevention systems division ("ALPS"). In connection with and following the acquisition of ALPS, the Company also acquired Security Tag Systems, Inc. ("Security Tag"), a U.S. manufacturer of loss prevention products.

The Company's strategy to expand internationally also includes the use of distribution arrangements with independent, local businesses in certain countries, and, in some cases, controlling interest ventures with local businesses. Currently the Company has controlling interest ventures in Brazil, Peru and Turkey. The Company has acquired its distributors in the Scandinavian countries, Mexico, Puerto Rico and most recently in Colombia. The Company plans to expand into additional countries in the Middle East, Latin America, Africa and eastern Europe using distribution or controlling interest venture arrangements.

In the commercial/industrial area, important acquisitions include Software House, Inc. ("Software House"), a designer and marketer of high-end access control systems; Robot Research, Inc. ("Robot Research"), a manufacturer and marketer of sophisticated CCTV display and transmission systems; American Dynamics, a manufacturer of CCTV components; and Continental Instruments Corporation, a supplier of proprietary electronic access control systems. As a result of these acquisitions, the Company acquired additional product lines to complement its existing CCTV and access control products, together with well established dealer/distribution sales channels. The Company's research and development programs for CCTV and access control products have been greatly enhanced by the synergies with these companies.

Through selected strategic acquisitions of organizations with personnel trained and experienced in designing, assembling, installing and servicing CCTV and access control systems, the Company has further broadened its commercial/industrial customer base. These acquisitions include three regional U.S. electronic security system integrators, Glen Industrial Communications, Inc., Advanced Entry Systems, Inc. and Security Specialists of San Francisco, Inc. Additionally, the Company acquired Case Security Limited, a distributor of video security systems principally to financial institutions in the U.K.

PRINCIPAL PRODUCTS AND SYSTEMS

Sensormatic's products and systems are focused in four general categories:

     - EAS systems and devices, consisting of electronic detection units which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units, and benefit denial products. These systems and devices are most commonly used by retailers to control inventory shrinkage.

     - CCTV systems, consisting of computer controlled cameras integrated with sophisticated video switching and transmission products which monitor activity throughout an establishment for safety and/or theft deterrence purposes.

     - Access Control systems, which are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities.

     - EAP systems, consisting of electronic identification and tracking technologies which work in conjunction with software-based applications to protect office equipment and many other assets.

EAS Systems
EAS systems come in many different forms and make use of a number of different technologies. The Company's typical EAS system is comprised of an electronic detection unit, tags and/or labels and a detacher or deactivator. Detection units can be bolted to floors as pedestals or buried under floors, mounted on walls or hung from ceilings, and are usually placed in high traffic areas, such as entrances and exits of stores or office buildings. Specially designed and sensitized reusable tags or disposable labels are affixed to or embedded in the merchandise or assets to be protected. When an active tag or label passes through the detection unit, the system sounds an alarm, a light is activated and/or other suitable control devices are set into operation indicating a possible theft in progress. Tags and labels are available in a variety of shapes, sizes and appearances. Tags are easily removed from merchandise using a specially designed detacher, enabling the merchandise or asset to be taken through a controlled zone without incident and, can then be reused. Labels are deactivated by a deactivator and are generally disposed of after use. Certain labels can be reactivated with the Company's deactivation/reactivation devices. EAS systems are also used to protect assets in commercial/industrial applications and are referred to as EAP systems.

To satisfy many types of customers on a global basis, the Company offers every EAS technology type available in addition to the Company's proprietary technologies. The following is a description of the principal EAS technologies, as well as the systems and products which incorporate such technologies, offered by the Company.

Ultra-Max(R) systems utilize a proprietary acousto-magnetic technology; the most advanced and fastest growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold under various brand names including Pro-Max(R), Floor-Max(R), Euro-Max(TM), Sensor-Max, Mega-Max and Max-Checkout(TM). The versatility of Ultra-Max enables it to protect assets, merchandise, people, property and information for retailers and commercial/industrial businesses.

The success of Ultra-Max is attributable to its unique combination of features, which include freedom from false alarms, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, ease of deactivation and ability to be reactivated. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using competitive products.

For use in source tagging, the Company markets Ultra-Strip(TM) labels, which are used in conjunction with Ultra-Max systems and have the performance characteristics inherent in Ultra-Max. Ultra-Strip labels are the smallest EAS labels available with wide exit coverage performance and are offered in a standard and narrow width size. These labels have demonstrated superior pick rates, are compatible with a wide range of packaging materials and product substances, including foil and metal, are unaffected by moisture and are well suited for high-speed manufacturing processes.

AisleKeeper(R) systems utilize proprietary advanced magnetostrictive technology and standard low frequency magnetics technology. These systems are designed to protect high-theft items in supermarkets and hypermarkets around the world as well as bookstores, libraries, health clubs, liquor stores and video stores. The AisleKeeper systems sold by the Company include AisleKeeper and AisleKeeper II (known in Europe as Checkout Control and Checkout Control II, respectively). The AisleKeeper II (Checkout Control II) is especially engineered to comply with the Americans with Disabilities Act ("ADA") as well as the European Disabilities Acts ("EDA"). The new generation of AisleKeeper systems is comprised of the SensorStrip(TM) Checkout and the SensorStrip Checkout Plus Systems, which are ADA and EDA compliant. The standard AisleKeeper label is a thin micromagnetic wire encapsulated in transparent tape attached to protected merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by means of a deactivation pad which may be fitted in the conveyor belt at a checkout station. Like Ultra-Max, Sensormatic's electromagnetic technology supports integrated source tagging programs.

Microwave systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are most commonly used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits such as concealed protection which allows for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels with snag-proof features.

Swept-RF or radio frequency systems utilize low radio frequency technology and are principally used to cover single door exits. The Company markets this technology under the brand name of System One(R). Advantages of this system are its small, less obtrusive, low cost pedestals.

Benefit Denial products are non-electronic anti-theft devices that, when tampered with, can destroy or damage valuable merchandise or otherwise make it unfit for resale or use, thereby reducing the incentive to steal. Benefit denial products can be used alone or in conjunction with other anti-theft systems to provide an incremental level of security for soft goods retailers. The Company's Inktag(R) and Microlock(R) products are part of a family of benefit denial products. The Company's Inktag products are fastened to clothing and other soft goods in the retail market. When unauthorized removal of an Inktag product is attempted, the vials of ink inside the unit break and stain the merchandise. The Company's Inktag products are sold primarily to department, specialty, discount and mass merchandise stores. The Microlock product is used to protect items such as eyeglasses and jewelry products by creating physical obstructions to the use of the merchandise until removed. The Microlock product is designed for use primarily in department, specialty, discount, mass merchandise, jewelry, optical and drug stores.

CCTV Systems
CCTV video surveillance systems are used by a wide-variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, and numerous other facilities. Sensormatic's CCTV systems can be used alone, integrated with other CCTV components or used in combination with EAS, Access Control and EAP systems. The following is a description of key CCTV components and systems offered by the Company.

Video cameras can be used indoors and outdoors to monitor, investigate and record events. The Company offers multiple types of cameras which include fixed, pan/tilt/zoom and the more sophisticated SpeedDome(R) cameras. These cameras include digital and high resolution color or monochrome features. SpeedDomes have advanced surveillance features which include the ability to deliver high resolution images of stationary or moving objects and focus on objects at a distance in low light conditions, as well as the ability to acquire, zoom and focus on targets in less than one second. SpeedDome video systems may be integrated with EAS systems to create a more comprehensive overall loss prevention program.

Video switchers/controllers are used to instruct cameras to focus on an object in response to an alarm or at an operator's command. The Company markets a range of switchers/controllers, some of which can support up to eight cameras and for more complex applications, switchers/controllers which support over 1,000 cameras. These switchers/controllers are marketed under various brand names including high-end matrix switchers/controllers such as the AD2050 (1,024 cameras/128 monitors) and AD 2052 (512 cameras/32 monitors) used in large complex configurations and the more retail oriented family of products consisting of View Manager(R) 96 ("VM96"), View Manager 16 and the View Manager 8, which when used with a hand-held Touch Tracker(R), can control from 96, 16 and eight cameras, respectively. The VM96 is a PC-based switcher/controller which can be programmed to automatically pan, tilt and zoom cameras in response to an alarm or at an operator's command.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities. SensorLink(TM) PC is a PC-based video transmission system and can be operated over standard telephone lines or ISDN ("Integrated Services Digital Network") allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls. SensorLink PC can allow users to view up to four different locations simultaneously.

Point-of Sale Exception Monitoring ("POS/EM(R)") systems provide the capability to overlay sales transactions onto video and to monitor for predefined exceptions (e.g. voids, refunds, no sales, sales over or under a specified amount). POS/EM systems are used to deter, detect and document employee theft at cash registers. The systems are integrated with a video switcher/controller or video multiplexer. The Company markets these systems as POS/EM 1, which monitors a maximum of four registers, and POS/EM Value which has the capability to monitor up to 256 registers. These systems are marketed primarily to supermarkets, department stores, specialty retailers and casinos.

Visual Reality System ("VRS2000(R) ") is a facility management system that integrates CCTV, Access Control and alarm monitoring systems through a single workstation. The VRS2000 allows one operator to manage multiple facilities in a retail or commercial/industrial environment with easy to use maps and on screen camera selection and control.

Access Control Systems
Access Control systems are designed to monitor, control and appropriately authorize passage (pedestrian or vehicular) into and out of designated areas. In a typical Access Control system application, each individual is issued a badge; the individual inserts or swipes the badge at a door reader to gain access to buildings, rooms, etc. These systems offer a variety of features and benefits such as environmental security of people, assets and information, automatic data collection and report generation. Access Control systems can be integrated with CCTV and EAP systems, thus providing for additional security and protection.

The Company offers numerous Access Control systems which address a full range of customers and their requirements. Systems include the CCURE 1 Plus and AC500, CCURE 750, CCURE 800 and EZ Entry(TM). These systems range in capacities from eight readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders.

EAP Systems
Traditional EAP systems utilize much of the same technology and features as EAS systems, but are used to protect assets in commercial/industrial environments rather than retail merchandise. A variety of systems are available to meet specific applications and safeguard all types of assets such as office equipment, artwork, and personal computers. EAP systems are application flexible due to the design features of the tags and/or labels placed on the assets to be protected.

EAP systems include the more advanced Sentrac ID(TM) system which offers a long-range, hands-free proximity transponder/reader technology with the use of radio frequency identification ("RFID") to electronically identify and track individuals, vehicles, and assets. Transponders are often attached to or imbedded within employee access badges, vehicles or other objects. When access into restricted areas is attempted, the coded information contained within the transponder is revealed on a computer screen to security personnel and others. Badges and transponders can function individually or in an integrated security network. It was this technology, integrated with biometric hand readers, that was utilized as the 1996 Olympic Games' access control security system.

Consolidated revenues by principal products and systems for the years ended June 30, 1996, 1995 and 1994 are as follows (in millions):

            CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS

                                                                     YEARS ENDED JUNE 30,
                                                                    1996     1995     1994
    ---------------------------------------------------------------------------------------
    EAS/EAP                                                        $542.2   $511.2   $413.7
    CCTV                                                            297.5    255.7    173.5
    Access Control                                                   60.8     46.1     16.8
    ---------------------------------------------------------------------------------------
              Subtotal                                              900.5    813.0    604.0
    ---------------------------------------------------------------------------------------
    Installation and Other                                           94.1     76.1     52.0
    ---------------------------------------------------------------------------------------
              Total                                                $994.6   $889.1   $656.0
    ---------------------------------------------------------------------------------------

MARKETS AND MARKETING STRATEGY

Markets
The Company markets its products and systems directly to retail and commercial/industrial users. In some retail environments, use of EAS systems has become a standard operating practice because these products and systems have proven to be a cost-effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs, and will normally range from 1% to 5% of sales. EAS products and systems help improve a retailer's profitability not only by reducing inventory shrinkage, but also by allowing the use of open merchandising which increases product exposure.

EAS products and systems were first used by soft goods retailers to protect clothing. Due to technological advances, applications for hard goods merchandise (non-apparel merchandise) have become economical and effective. Hard goods retailers, such as supermarkets, hypermarkets, home improvement centers, drug, mass merchandise, optical, music, hardware, book and video stores, have increasingly become users of EAS products and systems.

Commercial/industrial customers range from small to medium size businesses to large domestic and international operations and businesses, all of which use CCTV, Access Control and/or EAP products and systems for various security needs. Retailers also make extensive use of CCTV and Access Control products and systems to enhance security. Several of the newer EAS technologies used by hard goods retailers are also used in EAP applications by commercial/industrial customers to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files, and portable laboratory equipment and tools from loss by unauthorized removal. Other specialized applications include the protection of newborn infants in hospitals and patients in nursing homes and other long-term care facilities.

The Company has a broad range of electronic security products and systems, and businesses in general are increasingly receptive to the Company's ability to design, supply, install and service integrated security systems that combine the technologies of the Company's various products and systems.

Marketing Strategy
The sale of EAS systems and devices to hard goods retailers, where the potential for growth remains great, has been a significant factor in the Company's growth in recent years. Hard goods merchandise is protected with labels which leave the store with the merchandise, representing a major source of recurring revenues to the Company. These labels may be self-adhesive stick-on labels which are attached to merchandise by the retailer, or affixed to or embedded in products or packaging by the manufacturer or distributor ("source tagging").

Over the last several years the Company has focused its efforts to increase future recurring label revenues through its source tagging program. As part of the Company's strategic restructuring plan, the Company has further demonstrated its commitment to source tagging with the formation of the Global Source Tagging Division. The Source Tagging Division will focus the Company's strategies to implement and expand the use of source tagging by manufacturers and distributors. The Company has formed relationships with manufacturers and a number of its retail customers around the world, from various segments of soft goods and hard goods retailers (including music retailers, drug stores, home improvement centers and discount stores), to enable merchandise to be protected at the source, thereby, freeing sales associates to service customers. In addition, source tagging is intended to help retailers increase product sales and profitability through open merchandising and product exposure, as well as reduce shrinkage.

Currently over 360 vendors in the U.S. and over 540 internationally participate in source tagging with Ultra-Max and magnetics based labels. The Company estimates that in 1996, over 900 manufacturers, distributors and vendors provided U.S. and international retailers with millions of products source tagged with Sensormatic labels.

The recognized goal of source tagging is the concealed integration of EAS labels within a product or its primary packaging, thus keeping EAS labels out of sight and reach of the consumer. This is referred to as "integrated source tagging" or "source integration". The Company has recently introduced the Ultra-Strip narrow label which delivers superior performance at a significantly lower cost and is well suited, based on key performance criteria, for integrated source tagging. The Company believes integrated source tagging will be increasingly necessary to make source tagging an effective and widely accepted practice by manufacturers and retailers.

As part of the Company's strategy to highlight the expansion of its commercial/industrial business, Sensormatic was named the first ever official electronic security supplier to the 1996 Olympic Games in Atlanta. The Company provided electronic security technology including CCTV and Access Control systems, and, on a smaller scale, EAS and EAP systems. The Olympic site represented the largest security installation in the world covering 46 venues throughout the U.S. All of the protected venues remained safe throughout the Games for the 20,000 athletes, coaches and others.

To enhance and expand its product capabilities, the Company has entered into strategic alliances with leading companies such as Paxar, Motorola, and Texas Instruments covering areas such as soft goods source tagging, proximity access cards and readers and RFID technology in the security and tracking markets, respectively. The Company has formed these alliances in order to respond to customer needs and market demands quickly with the best technology available.

To improve market focus, customer service and product quality, as part of the Company's strategic restructuring plan, the Company reorganized its product line management and engineering efforts into focused marketing and product development teams that operate as Centers of Excellence . The teams support the Retail business units and retail customers as well as centralize and coordinate global product development, management and marketing efforts. Additionally, C/I Worldwide has restructured its three principal subsidiary companies, American Dynamics, Robot Research and Software House, into an integrated product line management and development organization called the Integrated Security Systems
(ISS) Division. The realignment of these functions will help to focus research and development efforts related to CCTV and Access Control systems, streamline product and software development and enhance overall customer service. Further, C/I Worldwide has organized each of its regional sales organizations into a Security Products Division ("SPD") and an Enterprise Accounts Division ("EAD"). The SPD division focuses on customer and sales channel requirements and the EAD within each region focuses on integrated security solutions targeted to major national and global customers.

SALES AND SERVICE ORGANIZATION AND DISTRIBUTION

At June 30, 1996, the Company employed a total of over 3,400 sales and customer engineering personnel worldwide to market and service its products directly to retail and commercial/industrial customers. In addition, over 600 sales and customer engineering personnel employed by international distributors contribute to this effort. Sales and service personnel are directed from offices located throughout the U.S. and in more than 70 countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to the C/I Worldwide business unit and the Global Source Tagging Division specialized sales groups, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. and similar specialization, concentrated on self-service stores and hypermarkets, has occurred in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups.

In fiscal 1996 the Company established a representative office in Moscow to support its network of distributors in the Russian Federation and opened a representative office in Beijing, The Peoples Republic of China, to expand its distribution of products in mainland China.

BACKLOG

As of June 30, 1996 and June 30, 1995, the Company had a backlog of orders for sales of approximately $85 million and $105 million, and had a backlog of orders for operating leases providing for future lease revenues aggregating approximately $17 million and $14 million, respectively.

Backlog includes only firm orders which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

SEASONAL ASPECT OF THE BUSINESS

Although the business of the Company is not necessarily seasonal, it has been the Company's experience, with respect to its retail customers, that new orders and installations generally decrease during the December through February period. The Company believes this is attributable to the preoccupation of retail store management with the holiday selling season and year-end inventory analysis during this period. Additionally, the traditional European vacation period during the months of July and August results in a general decline of new orders and installations during this period. The Company does not experience seasonal business from its commercial/industrial customers.

PATENTS AND RELATED RIGHTS

The Company owns or is the exclusive licensee of over 191 active patents issued by the U.S. Patent Office. These patents cover a variety of inventions and features, including the Company's acousto-magnetic, electromagnetic, microwave, swept-RF systems and CCTV systems. The Company has over 55 patent applications pending in the U. S. for various other inventions relating to its products. Patents corresponding to many of the U. S. patents have been issued or are pending in various foreign countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

MANUFACTURING

The Company's major production facilities are located in Puerto Rico, Florida and Ireland. The Company's strategy is to vertically integrate manufacturing processes and to form strategic alliances with independent manufacturing partners to produce its products at the lowest cost. This in-house capability, combined with such alliances, provides control over costs, quality and responsiveness to the demands of the market which results in a distinct competitive advantage.

The Company has improved, and expects to continue to improve, its production efficiencies through new processes, increased automation and improved cost-reducing product designs. Such increased automation, particularly to increase capacity and lower production costs of disposable EAS labels, has required additional capital expenditures for new production equipment.

Approximately 60% of the Company's production takes place in Puerto Rico. Until recently, this jurisdiction had a favorable income tax status, contributing to the Company's relatively low effective tax rate. In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning after December 31, 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Independent suppliers provide various component products and materials used to manufacture the Company's systems. Certain of the magnetic material for the Ultra-Max labels and tags is purchased from a single vendor under a supply agreement. Additionally, certain equipment and mechanical and component parts, supplies and accessories are purchased from independent suppliers.

The Company also contracts with independent parties for the manufacture of certain label products, such as the AisleKeeper and standard magnetic labels, made to the Company's specifications. Additionally, certain CCTV accessories and components are purchased, subject to the Company's specifications, from approximately 10-15 large international electronics manufacturers.

COMPETITION

The electronic security industry is highly competitive. Additionally, there are many alternatives available to protect people and assets, in addition to the use of EAS, CCTV, Access Control and EAP systems. These alternatives include, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market, directly or through distributors, EAS equipment to retail stores, of which Checkpoint Systems, Inc. and Minnesota, Mining and Manufacturing Company in the U.S. and Europe, and Esselte Meto and Nedap B.V. in Europe, are the Company's principal competitors. With respect to CCTV system components, there are numerous companies, including Philips, Panasonic and Pelco, that market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies, including CardKey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc. in the access control system market. The EAP market is in initial development; principal potential competitors are expected to include companies which manufacture EAS equipment.

The Company competes in marketing EAS, CCTV, Access Control and EAP systems principally on the basis of product performance, multiple technologies, service and price. There can be no assurance that other firms with greater financial and other resources may not enter into direct competition, or expand the scope of their existing competition, with the Company.

SALES REVENUE

Direct Sales and Sales-Type Leases
The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new products and systems. Additionally, the Company generates sales revenues by: (i) export sales of new products and systems to distributors in foreign countries; (ii) sales to third-party leasing companies of selected operating leases, primarily in Europe; (iii) sales of selected new equipment to dealers and system integrators; and (iv) sales of leased equipment to existing customers converting from lease to purchase, primarily in Europe.

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Both types of obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment with terms of 60 months or greater. The Company believes that marketing its systems on flexible terms, including long-term financing, provides it with a competitive advantage. For each of the three fiscal years in the period ended June 30, 1996, no single customer accounted for 10% or more of the Company's consolidated revenues.

Rental and Other Revenues
The Company also leases systems under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Substantially all of the Company's operating lease revenues are generated by certain of its European subsidiaries. Additionally, the Company generates revenues from the installation, maintenance and servicing of its systems.

Summary of Revenues
The following table summarizes the results of the Company's marketing and sales efforts for each of the five fiscal years in the period ended June 30, 1996 and the month ended June 30, 1992.

                              SUMMARY OF REVENUES
                                 (In millions)

                                                        YEAR ENDED JUNE 30,
                                    ------------------------------------------------------------     YEAR ENDED
                                      1996(1)         1995(1)         1994(1)           1993        MAY 31, 1992
                                    ------------    ------------    ------------    ------------    -------------
Sales(2)
  United States                     $415.0    42%   $372.0    42%   $290.9    44%   $197.6    41%   $175.4     57%
  International subsidiaries         398.2    40     358.9    40     239.7    37     182.1    37      65.5     21
  Export to international
    distributors                      37.6     4      31.5     4      26.8     4      18.4     4      11.7      4
                                    ------   ---    ------   ---    ------   ---    ------   ---    ------    ---
                                     850.8    86     762.4    86     557.4    85     398.1    82     252.6     82
Rentals and other(3)
  International subsidiaries'
    rentals                           47.3     4      49.0     6      44.6     7      44.3     9      28.7      9
  United States installation and
    maintenance fees                  56.0     6      47.0     5      30.3     5      21.4     4      18.0      6
  International subsidiaries'
    installation and maintenance
    fees                              38.1     4      29.1     3      21.7     3      21.7     5       8.8      3
  Other                                2.4     -       1.6     -       2.0     -       1.8     -       1.8      -
                                    ------   ---    ------   ---    ------   ---    ------   ---    ------    ---
                                     143.8    14     126.7    14      98.6    15      89.2    18      57.3     18
                                    ------   ---    ------   ---    ------   ---    ------   ---    ------    ---
         Total                      $994.6   100%   $889.1   100%   $656.0   100%   $487.3   100%   $309.9    100%
                                    ======   ===    ======   ===    ======   ===    ======   ===    ======    ===
Total revenues(4)
  United States                      473.4    47%    420.6    47%    323.2    49%    220.8    45%    195.2     63%
  International subsidiaries         483.6    49     437.0    49     306.0    47     248.1    51     103.0     33
  Export sales to international
    distributors                      37.6     4      31.5     4      26.8     4      18.4     4      11.7      4
                                    ------   ---    ------   ---    ------   ---    ------   ---    ------    ---
         Total                      $994.6   100%   $889.1   100%   $656.0   100%   $487.3   100%   $309.9    100%
                                    ======   ===    ======   ===    ======   ===    ======   ===    ======    ===

(1) For additional information relating to revenues, see "Revenues" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Total sales for the month ended June 30, 1992 were $15.2 consisting of $5.4 United States (26%); $8.6 international subsidiaries (41%); and $1.2 export to international distributors (6%).
(3) Total rentals and other for the month ended June 30, 1992 were $5.8 consisting of $3.4 international subsidiaries' rentals (16%); $1.2 United States installation and maintenance fees (6%); $1.0 international subsidiaries' installation and maintenance fees (5%); and $0.2 other.
(4) Total revenues for the month ended June 30, 1992 were $21.0 consisting of $6.8 United States (32%); $13.0 international subsidiaries (62%); and $1.2 export sales to international distributors (6%).

WORKING CAPITAL ITEMS

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results in part from a key element of the Company's marketing strategy of using its size and financial strength to increase market penetration by providing alternative financing options to its retail customers (i.e., vendor financing). This strategy has given the Company a significant competitive advantage and has helped the Company penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high gross profit margins and its ability to sell receivables and leases to financing institutions.

PRODUCT RESEARCH, DEVELOPMENT AND ENGINEERING

The Company has increased its research, development and engineering expenditures during the past decade. The increase in these activities has resulted in the continued broadening of the systems and technology offered by the Company, resulting in the expansion of the applications and customer base for the Company's systems. New product development in all product categories continues to be a high priority for the Company.

The Company has strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research and certain application software development skills. Several of the Company's EAS systems depend on the use of magnetic materials. Software is another major element in the Company's new product designs and manufacturing processes. At June 30, 1996, the Company employed a staff of 194 engineers, including 54 with advanced Masters and Ph.D. degrees.

In fiscal 1996, 1995 and 1994, the Company spent approximately $28 million, $23 million and $18 million, respectively, for research, development and engineering costs. During fiscal 1997, the Company expects spending for research, development and engineering to be comparable to or slightly lower versus fiscal 1996, however, any reductions in expenditures will not jeopardize key strategic development projects.

GOVERNMENTAL REGULATION

The Company's traditional EAS systems generate microwaves and are subject to the Radiation Control for the Health and Safety Act of 1968. The Department of Health and Human Services has adopted standards for certain microwave equipment and has continued to monitor and evaluate safe emission levels for microwave and electronic magnetic fields ("EMF") generated by equipment such as radio and television transmitters, cellular telephones, household appliances and power lines. The EMF emissions from the Company's EAS systems are within the levels permitted by the current U.S. safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted in the U.S., the Company believes that the EMF levels generated by its EAS systems will remain within any new safety standards which may be established.

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

The Company became aware through articles in newspapers and other periodicals of an announcement by the Food and Drug Administration ("FDA") on or about September 8, 1995 that it intends to conduct a study into the effects of devices such as airport metal detectors, store security systems and some cellular telephones on implantable heart devices. The Company has yet to receive any direct notice from the FDA with regard to that study. The Company is also aware of studies in Europe as to whether any hazards are posed to wearers of implantable heart devices by a number of devices, including EAS systems. While the Company believes there to be substantial evidence that no such hazards are posed by the Company's EAS systems, and offers such evidence to persons conducting such studies, there can be no assurance that one or more of such studies will not result in the publication of reports, the recommendation of precautionary measures and/or the adoption of regulations which could adversely affect the Company.

Internationally, as in the United States, the sale and use of the Company's EAS systems are subject to regulation by governmental authorities having jurisdiction over electronic and communication equipment use. Such systems are in compliance with the applicable requirements under the regulations of government authorities in countries in which the Company markets such products through its subsidiaries and in many other countries. In addition, in view of the Company's high level of business activity in the European Union ("EU"), the Company actively participates in the development of evolving technical standards issued by CENELEC (Committee on European Normalization of Electrical Standards) and ESTI (European Telecommunications Standards Institute). As of January 1, 1996 new standards were required to be met to apply the CE Mark and to market products in the EU. The Company certified the majority of its products to the CE Mark requirements during fiscal year 1996. There can be no assurance that all products of the Company subject to regulations will meet the requirements of such regulations in all countries in which the Company desires its products to be marketed, nor can there be any assurance that adverse changes or amendments to existing regulations will not take place, nor that future adverse rulings by the regulating authorities of such countries will not be rendered.

EMPLOYEES

As of June 30, 1996, the Company employed approximately 6,300 persons worldwide, of whom approximately 3,400 were engaged in field sales, customer engineering and marketing activities; approximately 1,900 in production; approximately 700 in administrative; and approximately 300 in research, development and engineering.

ITEM 2.  PROPERTIES

Domestically, the Company owns or leases facilities in Florida, Puerto Rico, California, Massachusetts, New York and Texas for executive, marketing, product development, manufacturing and warehousing activities. The Company also leases space in various locations throughout the U.S. for sales and customer engineering offices and warehouse space in order to most effectively serve its customers.

The Company's international subsidiaries own or lease office and warehouse space for their operations. The principal facilities are located in Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, The Netherlands, Singapore, Spain, Sweden and the U.K.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs. All such properties are fully utilized, except as discussed below. In July 1995, the Company purchased a 150,000 square foot facility in Boca Raton, Florida to consolidate its research, product development and engineering support personnel and equipment and the Company's primary corporate administrative functions. The Company is currently in the process of vacating its previous corporate administrative and operation facilities in Deerfield Beach, Florida and relocating these functions to its Boca Raton facilities. The Deerfield Beach facilities are currently held for sale; except for the U.S. repair center facility, which the Company currently expects to maintain in Deerfield Beach.

ITEM 3.  LEGAL PROCEEDINGS

1. The Company and Ronald G. Assaf were named defendants in a putative class action commenced on November 22, 1993, in United States District Court for the Southern District of Florida, entitled Silver v. Sensormatic Electronics Corporation, et al., Civil Action No. 93-8619. Plaintiff, who claimed to have been a shareholder of the Company, asserted federal securities and negligent misrepresentation claims alleging, among other things, that defendants made false representations concerning the growth of the Company and the quality of its Ultra-Max product. Plaintiff sought class certification and unspecified compensatory damages for himself and other putative class members who purchased the Company's common stock in the period from January 8, 1993, through November 11, 1993.

A settlement agreement has been entered into between the plaintiffs and the Company, and was approved by the Court on July 16, 1996. The settlement agreement fixes the end of the class period at April 30, 1993 and provides for the establishment of a settlement fund of $2 million, from which claims by members of the plaintiff class (i.e., purchasers of the Company's common stock during the period January 8, 1993 through April 30, 1993) and counsel fees would be paid. Such fund will be primarily funded by insurance proceeds. The agreement further provides for the dismissal of the complaint with prejudice and the release of the Company by the plaintiff class. Members of the plaintiff class would have the right to "opt out" of the agreement, provided, that the Company would have the right to terminate the agreement if more than a specified portion of such members exercise such right.

2. A number of putative shareholder class actions have been filed against the Company in the United States District Court for the Southern District of Florida, following announcements by the Company that its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit had been expanded and results for the third quarter of fiscal year 1995 were being restated. The actions were filed by (i) William

Neuman ("Neuman") on or about July 10, 1995, (ii) Robert Ehrenreich ("Ehrenreich") on or about July 10, 1995, (iii) Eugene Friedman and Clara Friedman, as joint tenants, on or about July 12, 1995, (iv) Raymond Cayuso on or about July 20, 1995, (v) Steve Silvers ("Silvers") on or about July 17, 1995,
(vi) the Thomas E. Powell Profit Sharing Plan ("Powell") on or about August 3, 1995, (vii) William Steiner ("Steiner") on or about September 1, 1995, (viii) Jeffrey Kaliser ("Kaliser") on or about September 1, 1995, (ix) Joseph DeFrank on or about September 5, 1995, (x) Helen D'Amato ("D'Amato") on or about September 7, 1995, (xi) Andrew W. Schonzeit, custodian for Gabriel M. Schonzeit, on or about September 13, 1995, (xii) Sol Leventhal on or about September 13, 1995, and (xiii) Charles Miller, Robert Booth, Bernice Tillman and Jed Pomerantz ("Miller") on or about September 14, 1995. Neuman filed an amendment to his complaint on or about September 5, 1995, which also added as plaintiffs Barry Kirshner and K. A. Krinsk. Notices of joinder were filed in the Ehrenreich action by Barbara E. Oldziej-Pardon and Mark Matthews.

In addition, Steven Fradin filed a substantially similar action in the United States District Court for the Southern District of New York on or about October 25, 1995. By stipulation and order dated November 28, 1995, that case was transferred to the United States District Court for the Southern District of Florida.

By order dated November 8, 1995, the foregoing cases have been consolidated. The Consolidated Amended Class Action Complaint, dated January 22, 1996, alleges, among other things, that the Company and certain of its current and former directors, officers, and employees, as well as the Company's auditors, violated certain Federal securities laws by issuing allegedly materially false and misleading statements concerning the Company's results and prospects, omitting to disclose information necessary to make existing disclosures complete and accurate, and misstating the Company's financial performance. The Consolidated Complaint challenges, among other things, the Company's disclosures in connection with the Company's financial results for the fiscal year ended June 30, 1994 and for each fiscal quarter of fiscal year 1995. The Consolidated Complaint alleges (1) violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, (2) violations of Section 11 of the Securities Act, (3) violations of Section 12(2) of the Securities Act, and (4) violations of Section 14(a) of the Securities Exchange Act, and Rule 14a-9 promulgated thereunder. The defendants named in the Consolidated Complaint, other than the Company, are Ronald G. Assaf, the Company's Chairman of the Board and former Chief Executive Officer; James E. Lineberger, a director; Michael E. Pardue, the Company's retired Chief Operating Officer and Chief Financial Officer and a former director; Dennis C. Gillette, the Company's retired Vice President of Sales; Lawrence Simmons, the Company's former Vice President of Corporate Finance; John T. Ray, Jr., a director; Arthur Milnes, a director; Jerome M. LeWine, a director; Gerd Witter, President of Sensormatic Europe; and Ernst & Young, LLP, the Company's auditors. One of the claims against the Company's auditors asserted under state law, and originally included in the consolidated complaint, has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claim against Gerd Witter has been voluntarily dismissed by the plaintiffs.

The Consolidated Complaint requests certification of the action as a class action on behalf of all purchasers of the common stock of the Company and traders in certain stock options from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The Consolidated Complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The Consolidated Complaint supersedes all prior complaints in the consolidated actions.

By stipulation, dated September 12, 1996, the parties to the above consolidated class actions agreed to limit the proposed class to all persons who purchased, or received through the exercise of options, shares of common stock of the Company during the period from August 10, 1994 through and including August 31, 1995, provided that shares purchased on August 31, 1995 were purchased at a price of $25.25 per share or higher. The stipulated class excludes persons who acquired common stock pursuant to the Company's merger with Knogo approved by its shareholders in December 1994. The stipulation is subject to court approval.

The Company intends to vigorously defend against this action.

3. An action was filed against the Company and certain of its current and former directors and officers, on or about July 3, 1996, in the United States District Court for the Northern District of Illinois, entitled Gilford Partners, L.P. v. Sensormatic Electronics Corp., et al., 96 Civ. 4072. In addition to the Company, the complaint names as defendants Messrs. Assaf, Lineberger, Pardue, Witter, Simmons, Ray, Milnes and LeWine. The plaintiff in this action claims to be a "short seller" of the Company's common stock damaged by the alleged artificial inflation in the price of the Company's stock caused by allegedly false and misleading statements and omissions of material fact regarding, among other things, the Company's financial results and accounting practices. The complaint seeks compensatory damages and costs and expenses of bringing the action, including attorneys' fees, accountants' fees, experts' fees and other relief. The Company intends to vigorously defend against this action.

4. Three derivative actions were filed against certain directors of the Company in the Court of Chancery of the State of Delaware by Marion Lord and Norman Rabinstein, Harry Lewis, and Alan Freberg on or about September 7, September 13 and September 14, 1995. The complaints names Messrs. Assaf, Milnes, Ray, LeWine, Lineberger and Thomas V. Buffett, current directors of the Company, and Mr. Pardue, a former director, as defendants and the Company as nominal defendant. The complaints assert, among other things, claims for breach of fiduciary duties of care and loyalty, mismanagement and waste of corporate assets. The plaintiffs, who claim to be stockholders of the Company, seek restitution and/or damages in favor of the Company and imposition of a constructive trust upon defendants' proceeds from trading activities in the Company's securities allegedly based upon non-public information, together with costs, attorneys' fees, accountants' fees and experts' fees and other relief. These three actions have been consolidated. The Company intends to vigorously defend against these actions.

5. Pursuant to a formal order dated September 27, 1995, the Securities and Exchange Commission is conducting a private investigation into, among other things, certain trading in the Company's stock prior to certain announcements in 1995 concerning the Company's results of operations, as well as the propriety of certain of the Company's public statements, the accuracy of the Company's books and records and the accuracy of the Company's public filings, including in particular with respect to revenue recognition matters which were the subject of the expanded audit for fiscal 1995 by the Company's independent auditors. The Company is cooperating with this investigation.

6. The Company was notified, by receipt of a document subpoena on February 6, 1996, that the U.S. Federal Trade Commission has authorized a non-public investigation to determine whether the Company, certain other U.S. manufacturers of EAS systems and unspecified others agreed to refrain from truthful comparative advertising relating to EAS systems, or agreed to boycott the EAS standard-setting process of the National Association of Chain Drug Stores. The Company is cooperating with this investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 16, 1996 with respect to the executive officers of the Company.

                                      OFFICER
          NAME            AGE          SINCE                          POSITION
- ------------------------  ---         -------       --------------------------------------------
Robert A. Vanourek        54            1995        President and Chief Executive Officer
Olin S. Giles             55            1985        Senior Vice President and Chief Technical
                                                    Officer
Garrett E. Pierce         52            1996        Senior Vice President and Chief Financial
                                                    Officer
Terry W. Price            52            1991        Senior Vice President and President of
                                                    Commercial/Industrial Worldwide Operations
Gerd Witter               52            1983        Senior Vice President and President of
                                                    Sensormatic Europe Retail Operations
John D. Cronan            52            1996        Vice President and Corporate Controller
John F. Daut              61            1988        Vice President of Manufacturing
Richard C. DeCook         54            1996        Vice President and Treasurer
Walter A. Engdahl         58            1992        Vice President -- Corporate Counsel and
                                                    Secretary
Bradley P. Kane           44            1990        Vice President of Retail Product Line
                                                    Management
Jerry T. Kendall          53            1993        Vice President of North American Retail
                                                    Operations
Ronald F. Premuroso       42            1996        Vice President of International Retail
                                                    Operations

The terms of office of each of the above officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.

Robert A. Vanourek joined the Company as President and Chief Operating Officer in October 1995 and on August 12, 1996 became President and Chief Executive Officer. Prior to joining the Company, Mr. Vanourek was President and Chief Executive Officer of Recognition International, Inc.("Recognition"), an international provider of document processing hardware, software and services. Prior to joining Recognition, he spent eight years at Pitney Bowes, including four years as Group Vice President of Pitney Bowes' $800 million Mailing Systems division. He also spent four years as President of Pitney Bowes' Monarch Marking Systems subsidiary, which marketed price-marking systems and electronic article surveillance equipment to retailers worldwide.

Olin S. Giles joined the Company in May 1985 as Vice President of Engineering and served as Vice President of Operations from July 1987 to October 1988, when he was re-appointed as Vice President of Engineering. In March of 1996, Mr. Giles was appointed to Senior Vice President and Chief Technical Officer of the Company. Prior to joining the Company, Mr. Giles served for over 20 years in a number of management positions with General Electric Company.

Garrett E. Pierce joined the Company as Senior Vice President and Chief Financial Officer in January 1996. Prior to joining the Company, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a leading supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a leading provider of thin film technology to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and CEO.

Terry W. Price joined the Company in April 1991 as Group Vice
President -- Commercial/Industrial. In 1996, the Company's international commercial/industrial operations were united with the U.S. commercial/ industrial operations, with the combined entity managed by Mr. Price as President of Sensormatic's Commercial/Industrial Worldwide Operations. At this time, Mr. Price was also promoted to Senior Vice

President of the Company. Prior to joining the Company, Mr. Price served as President and Chief Executive Officer of AmeriSystems, a telecommunications firm, for six years. Previously, Mr. Price was employed by IBM in a variety of sales, marketing and management positions.

Gerd Witter joined the Company in April 1979 as General Manager of its German subsidiary. Mr. Witter served as Director of European Operations from July 1981 until March 1983 when he was appointed Vice President of European Operations. Mr. Witter was appointed President of Sensormatic Europe in September 1988. Mr. Witter was previously responsible for a substantial portion of Sensormatic's European Retail Operations. In 1995, Mr. Witter was appointed Senior Vice President of the Company and the two former European retail business units were combined into a single operating unit under his leadership.

John D. Cronan joined the Company as Vice President and Corporate Controller in May 1996. Prior to joining the Company, Mr. Cronan spent over 26 years with Scott Paper Company, serving since 1995 as Vice President of Finance and Planning of Scott Paper Company's Worldwide Away From Home Business operating division. Prior to that, Mr. Cronan was Vice President and Controller for Scott Worldwide Operations.

John F. Daut joined the Company in December 1988 as Vice President of Manufacturing. Prior to his joining the Company, Mr. Daut had over 31 years of experience in manufacturing at IBM, including Site General Management.

Richard C. DeCook joined the Company as Vice President and Treasurer in May 1996. Prior to joining the Company, Mr. DeCook held the position of Chief Financial Officer at The Wackenhut Corporation, a physical protection and security services company. From 1978 to 1993, Mr. DeCook held various positions with Trinova Corporation, most recently as Vice President of Financial Planning and Control.

Walter A. Engdahl joined the Company in November 1983 as Corporate Counsel. Mr. Engdahl was appointed Vice President -- Corporate Counsel in October 1992. In November 1993, Mr. Engdahl was appointed Secretary of the Company. He is a member of the Bars of both Florida and New York.

Bradley P. Kane joined the Company in 1974 as Marketing Staff Manager. Mr. Kane served as Director of Marketing from 1988 to 1990 and in 1990 was promoted to Vice President of Marketing. In 1991, Mr. Kane became Vice President of Product Development and in 1996, Mr. Kane was appointed Vice President of Retail Product Line Management.

Jerry T. Kendall joined Sensormatic as Senior Vice President -- Sales, Marketing and Service of Security Tag Systems, Inc., which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. In 1996 Mr. Kendall was appointed Vice President, North American Retail Operations, with responsibilities to lead the retail business unit field sales, service and administrative organization in the U.S. and Canada. Prior to joining Sensormatic, Mr. Kendall served in various sales and marketing executive capacities at Security Tag from January 1990 to April 1991 and from January 1992 to September 1993. During the interim, Mr. Kendall held the position of Executive Vice President with Computone Corp., a public company. Prior to joining Security Tag, he served in various executive positions for 11 years, including President and Chief Executive Officer of Paradyne Corporation, a data communications company.

Ronald F. Premuroso joined the Company in November 1980, as a Manager in the Corporate Finance Department. Mr. Premuroso served as Director of Finance and Administration for the Company's European Operations from 1983 to 1988; Managing Director of the Company's United Kingdom Operations from 1988 to 1989; Managing Director of the Asia/Pacific Operations from 1989-1992 and Vice President of the Asia/ Pacific Operations from 1992 to 1996. In 1996, Mr. Premuroso was appointed Vice President of International Retail Operations with responsibilities to lead the retail business unit field sales, service and administrative organization in Asia Pacific and Latin America.

None of the above executive officers has any family relationship with any other director or executive officer of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Except as provided below, the information called for by this Item appears in
Item 6 under the heading "Selected Financial Data and Quarterly Summary and Statistical Information".

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. As of September 16, 1996, there were 5,353 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY AND STATISTICAL
         INFORMATION

                            SELECTED FINANCIAL DATA
                    (In millions, except per share amounts)

                                                                                            YEAR ENDED
                                                                                              MAY 31,
                                               1996     1995(1)      1994       1993(1)       1992(3)
                                             --------   --------   --------     -------     -----------
YEAR ENDED
Total revenues                               $  994.6   $  889.1   $  656.0     $487.3        $ 309.9
                                             ========   ========   ========     ======         ======
Operating (loss) income                      $ (134.5)  $   97.9   $  104.8     $ 71.0        $  43.6
                                             ========   ========   ========     ======         ======
(Loss) income from continuing operations     $  (97.7)  $   69.6   $   72.1     $ 54.1        $  31.5
                                             ========   ========   ========     ======         ======
Net (loss) income                            $  (97.7)  $   73.7   $   72.1     $ 54.1        $  31.5
                                             ========   ========   ========     ======         ======
Primary (loss) earnings per common share:
  Continuing operations                      $  (1.32)  $    .97   $   1.16     $  .97        $   .73
                                             ========   ========   ========     ======         ======
  Net (loss) income                          $  (1.32)  $   1.02   $   1.16     $  .97        $   .73
                                             ========   ========   ========     ======         ======
Fully diluted (loss) earnings per common
  share:
  Continuing operations                      $  (1.32)  $    .97   $   1.13     $  .93        $   .73
                                             ========   ========   ========     ======         ======
  Net (loss) income                          $  (1.32)  $   1.02   $   1.13     $  .93        $   .73
                                             ========   ========   ========     ======         ======
Cash dividends per common share              $    .22   $    .22   $    .21     $  .15 (4)    $   .20
                                             ========   ========   ========     ======         ======
AT YEAR-END
Total assets                                 $1,630.3   $1,570.9   $1,155.5     $926.9        $ 467.3
                                             ========   ========   ========     ======         ======
Total debt(2)                                $  516.5   $  326.7   $  219.2     $308.4        $ 150.6
                                             ========   ========   ========     ======         ======
Total stockholders' equity                   $  831.7   $  952.7   $  727.7(2)  $489.7        $ 255.7
                                             ========   ========   ========     ======         ======

(1) In fiscal 1995, the Company acquired Knogo Corporation's operations outside of the United States, Puerto Rico and Canada and in fiscal 1993, it acquired ALPS and the outstanding common stock of Security Tag (see Note 12 of Notes to Consolidated Financial Statements).
(2) In fiscal 1996, the Company issued $350 million of Senior Notes; in fiscal 1994, approximately $114 million of the $115 million principal amount of 7% convertible subordinate debentures, issued in fiscal 1991, were converted to approximately 7.3 million shares of Common Stock and; in fiscal 1993, the Company issued $135 million of Senior Notes (see Note 7 of Notes to Consolidated Financial Statements).
(3) Selected financial data for and as of the end of the one month ended June 30, 1992 is as follows: total revenues -- $21.0; operating loss -- $3.3; loss from continuing operations and net loss -- $2.5; primary and fully diluted loss per common share for continuing operations and net loss -- $.06; total assets -- $462.2; total debt -- $150.3; and total stockholders' equity -- $258.3.
(4) Fourth quarter dividend of $.05 per share of Common Stock was declared in July 1993.

           QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
               (In millions, except share and per share amounts)

QUARTER ENDED                                   SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     JUNE 30,
- ---------------------------------------------------------------------------------------------------------
1996
Total revenues                                     $ 267.2           $ 244.6        $ 225.3       $ 257.5
Operating income (loss)                            $  28.8           $ (98.9)       $ (73.1)      $   8.7
Net income (loss)                                  $  16.9           $ (65.1)       $ (50.0)      $   0.5
Primary and fully diluted earnings (loss) per
  common share                                     $   .23           $  (.88)       $  (.68)      $   .01
Dividends declared per common share                $  .055           $  .055        $  .055       $  .055
Market price of common stock:
  High                                             $36 1/2           $24 1/2        $18 7/8       $22 7/8
  Low                                              $20 1/8           $16 1/4        $13 5/8       $15 5/8
- ---------------------------------------------------------------------------------------------------------

                QUARTER ENDED                   SEPTEMBER 30,     DECEMBER 31,     MARCH 31,     JUNE 30,
- ---------------------------------------------------------------------------------------------------------
1995                                                                               (RESTATED)(2)   (3)
Total revenues                                     $ 190.9           $ 217.8        $ 218.5       $ 261.9
Operating income                                   $  28.4           $  35.2        $  22.9       $  11.4
Income from continuing operations                  $  20.1           $  25.3        $  15.7       $   8.5
Discontinued operations(1)                         $     -           $     -        $     -       $   4.1
Net income                                         $  20.1           $  25.3        $  15.7       $  12.6
Primary and fully diluted earnings per common
  share:
  Income from continuing operations                $   .29           $   .36        $   .21       $   .11
  Discontinued operations(1)                       $     -           $     -        $     -       $   .05
  Net income                                       $   .29           $   .36        $   .21       $   .16
Dividends declared per common share                $  .055           $  .055        $  .055       $  .055
Market price of common stock:
  High                                             $35 3/4           $37 7/8        $35 7/8       $38 1/4
  Low                                              $    28           $30 3/4        $27 1/2       $25 5/8
- ---------------------------------------------------------------------------------------------------------

(1) In fiscal 1995 the Company reduced income tax liabilities by $4.1 million. This amount related to a previously discontinued business and is no longer required. (see Note 6 of Notes to Consolidated Financial Statements)
(2) As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company restated its consolidated financial statements for the three months ended March 31, 1995. The effect of such restatement was as follows:

                                                                                            THREE MONTHS ENDED
                                                                                              MARCH 31, 1995
                                                                                           ---------------------
                                                                                           REPORTED     RESTATED
    ----------------------------------------------------------------------------------------------------------
    Revenues                                                                                $238.6       $218.5
    Operating income                                                                        $ 34.3       $ 22.9
    Net income                                                                              $ 24.1       $ 15.7
    Primary and fully diluted earnings per common share                                     $ 0.33       $ 0.21
    ----------------------------------------------------------------------------------------------------------

(3) During the fourth quarter, the Company recorded adjustments relating primarily to (i) current year product installation costs, (ii) expenses related to the merger with Knogo, (iii) certain operating assets and (iv) deferral of certain revenue, (reducing income from continuing operations by approximately $7 million, in the aggregate); offset by a reduction of prior years' income tax liabilities associated with both continuing and discontinued operations, which were no longer required (totaling approximately $9 million; see Note 6 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

OVERVIEW
Consolidated revenues increased 12% to $994.6 million in fiscal 1996 versus $889.1 million in fiscal 1995, as compared to an increase of 36% in fiscal 1995 versus fiscal 1994. In fiscal 1996, revenues in all regions and business units increased over the previous year. The continued increase in revenues is attributable to a strategy of product, customer and geographic market diversification. The fiscal 1995 revenue growth also reflects, in part, the impact of the acquisition of Knogo's non-U.S. operations in December 1994. More than 50% of fiscal 1996 revenues were generated from outside the U.S.

Results of operations reflected a loss of $134.5 million in fiscal 1996 versus income from operations of $97.9 million in fiscal 1995 and $104.8 million in fiscal 1994. The Company reported a net loss of $97.7 million, or a per share loss of $1.32, in fiscal 1996, versus net income in fiscal 1995 of $73.7 million, or earnings per share of $1.02, and net income in fiscal 1994 of $72.1 million, or earnings per share of $1.13. The Company's results for fiscal 1996 include the effects of restructuring and special charges totaling $186 million pretax, with an after-tax effect of approximately $118.2 million or $1.60 per share. See "Restructuring and Special Charges" below and Note 2 of Notes to the Consolidated Financial Statements for further discussion.

The following table presents earnings for fiscal 1996, both as reported and excluding restructuring and special charges, as compared to fiscal 1995 and fiscal 1994 (in millions, except per share amounts):

                                                                1996               1995       1994
                                                      ------------------------   --------   --------
                                                                   EXCLUDING
                                                                 RESTRUCTURING
                                                         AS       AND SPECIAL       AS         AS
                                                      REPORTED      CHARGES      REPORTED   REPORTED
                                                      --------   -------------   --------   --------
    Operating (Loss) Income                           $ (134.5)      $51.5        $ 97.9     $104.8
    Net (Loss) Income                                 $  (97.7)      $20.5        $ 73.7     $ 72.1
    (Loss) Earnings Per Share                         $  (1.32)      $ .28        $ 1.02     $ 1.13

RESTRUCTURING AND SPECIAL CHARGES AND OTHER STRATEGIES
Over the past decade, the Company has grown from a single technology, single market company with gross revenues of less than $100 million in fiscal 1987 to a global provider of multiple electronic security solutions with gross revenues of approximately $1 billion in fiscal 1996. A significant percentage of this growth was achieved over the past four years, as revenues reported for fiscal 1992 were approximately $300 million and have since grown by a compound average growth rate of 33.8%. This growth was attained principally through internally developed new products, various strategic acquisitions and increased market penetration in existing and new markets.

The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the development of the Company's corporate infrastructure and systems. In addition, expenses and working capital requirements increased to unacceptable levels. Consequently, in fiscal 1996, the Company launched a strategic restructuring plan with the following objectives: (i) expense reduction and asset control,
(ii) improved processes and systems, and (iii) quality growth.

The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused primarily on operational systems, organizational structures, facilities utilization, product rationalization, inventory levels and accounts receivable balances. In fiscal 1996, as a result of the above initiatives, the Company recorded restructuring and special charges totaling $186 million with an after-tax impact of $118.2 million.

Restructuring Charges
The Company instituted a major reorganization of its business units as a result of this review. The principal objective of the reorganization is to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Under the new structure, the Company reorganized its six business units into four. The Company also created product line management functions both within its C/I Worldwide business unit and in support of its three retail business units. Additionally, the Company formed the Global Source Tagging Division, with responsibility to manage and direct the Company's source tagging initiatives worldwide.

The Company planned for the reduction of 875 people, most of which has occurred, and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S.

The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource other products. As a result, the Company recorded a restructuring charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured by the Company or purchased from third-party suppliers. These actions are expected to result in lower inventory carrying costs and improved gross margins on continued products.

The following table sets forth the details and activity of the restructuring charges recorded in fiscal 1996 (in millions):

                                                                                         ACCRUAL
                                                                       REDUCTIONS       BALANCE AT
                                                          1996      -----------------    JUNE 30,
                                                        PROVISION    CASH    NON-CASH      1996
    ----------------------------------------------------------------------------------------------
    Product rationalization, related
      equipment charges and other                         $45.3     $    -    $(34.2)     $ 11.1
    Closure of facilities and related costs                23.5       (1.0)     (1.6)       20.9
    Employee termination and related costs                 16.5      (10.4)     (0.7)        5.4
    ----------------------------------------------------------------------------------------------
              Total                                       $85.3     $(11.4)   $(36.5)     $ 37.4
    ----------------------------------------------------------------------------------------------

It is anticipated that approximately $33.3 million of these costs will result in cash outlays, of which $11.4 million was disbursed as of June 30, 1996. Upon completion of the planned restructuring activities, the Company expects to realize related annual savings in operating expenses and manufacturing costs of approximately $44 million. These savings will be partially offset by costs associated with the addition of approximately 250 employees in strategic growth and key technical areas. In addition, the Company has initiated programs to reduce other variable operating expenses, exclusive of payroll and related costs, by approximately $10 million annually.

The restructuring plan is expected to be substantially completed prior to the end of 1997 and, the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

Special Charges
As part of the Company's plan to focus on asset management and review its balance sheet in view of the current business environment, the Company performed an extensive review of the collectibility of accounts receivables, including off-balance sheet receivables. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several commercial/industrial and retail customers filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving and potentially obsolete inventory in light of softening demand for certain EAS products.

As a result of these reviews, the Company recorded a charge to operations of $100.7 million in fiscal 1996 which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $75.6 million related to receivables and other matters and $25.1 million related to inventories and revenue equipment. Special charges are included in the 1996 Consolidated Statement of Operations as follows: $29.1 million in costs of sales; $2.6 million in depreciation on revenue equipment;

$68.5 million in selling, customer service and administrative expenses and $0.5 million in research, development and engineering expenses.

Other Strategies
To assist with the Company's restructuring plan objective to improve processes and systems, the Company has embarked upon a total quality management program internally referred to as the "Q(3) Program". The program's objective is to provide superior value for customers, shareholders and employees. The Q(3) Program is a multi-year effort in which the Company will reengineer the way it operates enterprise-wide. The program will also establish a culture of "continuous improvement" in all of the Company's business processes to reduce cost and increase customer satisfaction. In connection with this program, the Company has committed to the implementation of a new enterprise-wide management information system which is expected to significantly enhance operational efficiencies and improve customer service.

Key revenue growth strategies of the Company include the following:

(1) Recurring revenues. The sales of disposable labels to hard goods retailers, maintenance agreements entered into in connection with the sale or lease of systems, and rental revenues from operating leases are an expanding source of recurring revenues. In fiscal 1996, recurring revenues were approximately $166 million compared to approximately $152 million and $120 million in fiscal 1995 and fiscal 1994, respectively.

The Company has focused major efforts on increasing future recurring label revenues through source tagging, the process in which EAS labels are incorporated into manufactured articles or packaging by the manufacturer or distributor at the point of manufacture or distribution. The ultimate goal of source tagging is the concealed integration of EAS labels within a product or its primary packaging, thus keeping EAS labels out of sight and reach of the consumer. This is sometimes referred to as "integrated source tagging" or "source integration". The Company has a leadership position in source tagging and source integration, with over 900 manufacturers source tagging more than 12,000 stock keeping units (SKU's) with Sensormatic labels. The Company recently introduced the Ultra-Strip narrow label which delivers superior performance at a cost significantly lower than the standard Ultra-Strip label cost, and is well suited, based on key performance criteria, for integrated source tagging. The Company believes integrated source tagging will be increasingly necessary to make source tagging an effective and widely accepted practice by manufacturers and retailers.

(2) C/I Worldwide Operations. The Company has reorganized its commercial/industrial operations into a single global business unit, C/I Worldwide, to allow the Company to centralize and focus its commercial/industrial marketing and product development strategies. C/I Worldwide has carried out further reorganization and centralization of its product line management and development functions to bring greater focus on meeting customer requirements worldwide. Additionally, each of C/I Worldwide's regional sales organizations has been organized into an Enterprise Accounts Division, which focuses on integrated security solutions targeted to major national and global customers through a direct sales force and a Security Products Division, which focuses on customer and sales channel requirements through a dealer/distributor network. The Company expects that the global reorganization of C/I Worldwide will help to focus the Company's strategy to be an integrated electronic security provider with enhanced products and a broader customer base.

(3) Products. The Company has been focusing its research and development efforts on a number of key strategic products including UltraDome (CCTV), UltraPost (EAS) and RFID smart tag. RFID smart tags utilize a radio frequency identification and acousto-magnetic technologies and can be used by retailers to manage their merchandise and can also be used to protect and track assets and people. The Company is combining its resources with other partners, such as Texas Instruments, Motorola, Paxar and Micron Communications, Inc., ("Micron") as part of its product development efforts. The Company's newest alliance is with Micron, who is known for their remote intelligent communications technology.

RESULTS OF OPERATIONS -- FISCAL 1996 COMPARED TO FISCAL 1995

The following discussion of operating results excludes the effects of the restructuring and special charges recorded in fiscal 1996, which were discussed above.

Revenues
As noted above, revenues for fiscal 1996 increased 12%, or $105 million, over fiscal 1995 as all regions and business units increased revenue as compared to the prior year. The revenue growth resulted principally from increased sales of CCTV products, which are used by both retail and commercial/industrial customers, and EAS products and systems. CCTV revenues increased 16% from $255.7 million in fiscal 1995 to $297.5 million in fiscal 1996. EAS revenues increased 6% principally from the magnetic and Ultra-Max product line. Ultra-Max revenues increased 11% primarily as a result of increased revenues from hard goods retail customers and from Ultra-Max and Ultra-Strip labels used in source tagging. Worldwide Access Control system revenues increased 32% to $60.8 million in fiscal 1996 as compared to $46.1 million in fiscal 1995.

CCTV and Access Control system revenues from the U.S. region of C/I Worldwide increased 35% to $192.5 million due primarily to increased sales of CCTV products to non-retail customers and an increase in market penetration. Fiscal 1996 was a transition year for C/I Worldwide as the Company rationalized product lines, manufacturing and overhead facilities and dealer/distributor organizations.

Consolidated revenues for the EAS product lines increased 6% from the comparable period last year, principally due to growth in all geographic areas from Ultra-Max product line revenues, which increased 11% from the prior year as noted previously. Revenues from the magnetic product lines increased 25%, with the greatest increase in Europe, due in part to the acquisition of Knogo effective in the third quarter of 1995; slightly offset by a decrease in the U.S. where sales efforts are concentrated on the Ultra-Max product line. These increases were partially offset by a decline of 24% in the microwave product line revenues, principally in Europe, where sales efforts focused on the magnetic product lines.

North American retail revenue for fiscal 1996 increased 4% versus fiscal 1995. Following the downsizing and restructuring carried out in the second quarter, revenues decreased in the third quarter but increased in the fourth quarter. EAS revenues were adversely affected by a number of consolidations and bankruptcies of retailers as well as increased competition in certain segments of the retail market. The increased competition has also resulted in pricing pressures, and the Company expects gross margins will be under pressure for a period of time. The Company expects that the savings to be realized as a result of its restructuring plan and its Q(3) program will help to offset some of the anticipated negative impact of the pricing pressure on operating results.

In Europe, total revenues increased 4% over fiscal 1995. Operations in Europe were negatively impacted by the downsizing and restructuring, particularly in the U.K., where the Company carried out its most intensive restructuring while facing an increase in competition. France's revenue growth was negatively impacted by recent legislation restricting the expansion of hypermarkets. The Company expects this legislation may ultimately result in an industry consolidation and as a consequence, expects a greater amount of equipment upgrade revenue rather than new product sales. The Company has also experienced increased competition in Europe during the most recent year. The Company has recently introduced its narrow lower-cost Ultra-Strip label; Max-Checkout, used in aisle-based hypermarkets; and SensorStrip II proximity deactivatable, low-cost magnetic labels; and is now offering a handheld price-marking gun to dispense EAS labels. These products are expected to improve the Company's competitive position in Europe.

Revenues in Asia/Pacific grew 9% over the prior year. Revenues were slightly affected by some softness in Japan's and Australia's economies over the course of the year, but recently these markets have begun to rebound. Additionally, the Company is expanding its presence in China and in fiscal 1996 opened a representative office in Beijing, The Peoples Republic of China. Revenues in Latin America grew 55% to $53.6 million as compared to $34.5 million in fiscal 1995. All countries in Latin America reported revenue increases in excess of 15% over fiscal 1995. In the fourth quarter of fiscal 1996, the Company completed the acquisition of its distributor operations in Colombia.

The Company anticipates that revenues for the first quarter of fiscal 1997 will be lower than revenues reported in the first quarter of fiscal 1996. Such decrease in revenues is due, in part, to shortages of key components and products for certain product lines, particularly video cameras and certain components of the Ultra-Max product line. The product shortages are due to manufacturing disruptions in Puerto Rico caused by Hurricane Hortense in September 1996, and order activity which was not forecasted and could not be accommodated by lower inventory levels established in the fourth quarter of fiscal 1996. Some of these product shortages are expected to continue into the second quarter of fiscal 1997. The process of reducing inventories and improving forecasts began in late fiscal 1996 in an effort to reduce inventories and is ongoing.

Gross Margins and Operating Income
Before special charges, gross margins on sales were 50.2% for fiscal 1996 compared with 53.6% in fiscal 1995. The decline in margins is due primarily to lower product pricing resulting from competition in certain segments of the EAS markets, higher manufacturing costs resulting from temporary curtailment of manufacturing operations during fiscal 1996 and higher costs associated with the transfer of more production to the Company's facility in Ireland to support operations in Europe. As previously discussed, the Company has experienced pricing pressures in certain EAS retail market segments and expects the pricing pressure to continue in future quarters. Manufacturing operations were temporarily curtailed as a result of planned reductions in inventory levels and operated at approximately 66% of prior year levels. Worldwide inventory levels decreased $83 million from the previous year-end, including restructuring and special writedowns. The Company has various plans in place to reduce its manufacturing costs, and also expects to realize savings as a result of manufacturing volume efficiencies, particularly on its Ultra-Strip label.

Excluding restructuring and special charges, operating income for fiscal 1996, was $51.5 million or 5.2% of total revenue, versus $97.9 million or 11% of total revenue in fiscal 1995. Operating costs and expenses in fiscal 1996 increased to 94.8% of consolidated revenues, compared with 89% in fiscal 1995.

Selling, Customer Service and Administrative Expenses
Excluding special charges; total selling, customer service and administration expenses, as a percentage of total revenues, were 46% in fiscal 1996 versus 43.1% in fiscal 1995. Selling expenses increased in fiscal 1996 versus fiscal 1995 due to higher commission expense as a result of increased revenue. Customer service (installation and service) costs increased as compared to the prior year, primarily due to the increase in business. Overall the U.S. retail market weakened following a poor holiday season and the consolidation of some retailers led to stronger competition for other retailers. This resulted in an increase in bankruptcies and financial difficulties. As a result, the Company has increased its allowance on accounts receivable, resulting in an increase to bad debt expense.

Administrative expenses for fiscal 1996 included approximately $9.8 million in legal expenses compared to $4.5 million in fiscal 1995. The increase is due primarily to expenses incurred to defend against certain actions which have been brought against the Company and in connection with an investigation by the Securities and Exchange Commission. It is anticipated that legal expenses and related cash expenditures will remain at an elevated level until these matters are concluded.

Additionally, Sensormatic was the electronic security sponsor to the 1996 Olympic Games. In fiscal 1996 the Company incurred expenses of $6.2 million and expects to incur a like amount in the first half of fiscal 1997, related to its involvement as the official electronic security supplier to the 1996 Olympic Games. The Company's association with the Games is part of its strategy to expand general awareness of the Company's total electronic security capabilities. The sales benefit from the world "showcase" exposure has benefited the Company through new business. To date, the Company has booked over $20 million of firm business and expects significant additional business. In addition, certain of the expenses incurred are being recovered through the sale of the vast majority of the equipment installed at the Games.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased to 2.8% of revenue in fiscal 1996 versus 2.5% in fiscal 1995. The Company's emphasis on research and development activities has resulted in the continued broadening of the systems and technology offered by the Company, resulting in the expansion of the applications and customer base for the Company's systems. New product development in all product categories continues to be a high priority for the Company. During the year the Company introduced 27 new products including; 1) Ultra-Strip labels, Max-Checkout, Pro-Max II, Pass-Around -- in the Ultra-Max product line; 2) EM Rapid Pad, SensorStrip Aisle System and SensorStrip Checkout -- in the magnetic product line; 3) a new line of video managers designed to give customers the ability to integrate closed circuit television systems with other software systems; and 4) various other product introductions including, the Microwaveable Ultra-Max label for use in the food market industry, the Sentrac ID system and a handheld price-marking gun. During fiscal 1997, the Company expects spending for research, development and engineering to be comparable to or slightly lower versus fiscal 1996, however, any reductions in expenditures will not jeopardize key strategic development projects.

Interest and Other Income (Expenses)
Net interest expense of $21.5 million for fiscal 1996 increased by $9.7 over the prior year. The increase is due in part to the higher level of short-term borrowings outstanding during the first nine months of fiscal 1996 and the issuance of $350 million of Senior Notes. The interest on the Senior Notes is slightly higher than the current short-term borrowing rate.

Other income and expense items reflect expenses of $3.9 million in fiscal 1996 compared with income of $2.9 million in fiscal 1995. The change reflects the impact of net currency exchange gains in fiscal 1995 totaling $5.2 million resulting from a non-recurring gain related to the Knogo acquisition and the settlement of intercompany transfers of products. Additionally, minority interest expense in Brazil and higher factoring fees related to the sale of accounts receivable resulted in increased expenses in fiscal 1996 as compared to fiscal 1995.

Taxes
The Company's effective consolidated tax rate for fiscal 1996 was (38.9)% as compared to 21.9% in fiscal 1995. The fiscal 1996 rate includes the effect of restructuring and special charges. Excluding the effect of restructuring and special charges, the Company's effective tax rate was 21%. The effective tax rate for continuing operations for fiscal 1997 is expected to range between 29% and 32%. The higher projected effective tax rate in fiscal 1997 as compared to fiscal 1996 is due to an increase in the relative proportion of the Company's profits earned in jurisdictions with tax rates higher than the effective tax rate in fiscal 1996.

In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning after December 31, 1995. The Company does not anticipate any immediate adverse effects as a result of the new law.

The Company has recognized a valuation allowance relating to the uncertainty as to the realization of certain deferred tax assets, principally related to the fiscal 1995 acquisition of Knogo. Based upon anticipated future results, the Company has concluded, after review of the valuation allowance, that it is more likely than not that the remaining balance of the net deferred tax assets will be realized.

RESULTS OF OPERATIONS -- FISCAL 1995 COMPARED TO FISCAL 1994

Revenues
Consolidated revenues for fiscal 1995 were $889 million, a 36% increase from $656 million in fiscal 1994. The revenue growth in fiscal 1995 resulted principally from increased EAS revenues particularly from the Ultra-Max product line, increased CCTV product volume from retailers, and increased volume from the U.S. Commercial/Industrial Group.

Consolidated revenues from the EAS product lines for retail customers increased 25% to $511 million in fiscal 1995 compared to $406 million in fiscal 1994. This increase resulted principally from a 47% volume increase from the Ultra-Max product line and the inclusion in the last six months of fiscal 1995 of revenues from the Knogo product line ($29 million). Revenues from the CCTV product line for retailers exceeded $112 million compared to $72 million in fiscal 1994. Revenues from the U.S. Commercial/Industrial Group increased 83%, to $143 million compared to $78 million in fiscal 1994, due primarily to the sale of CCTV and Access Control products and systems to non-retail customers, and incremental revenue from recent acquisitions. The Company generated $256 million of revenue in fiscal 1995 from all of its CCTV products and systems combined, worldwide.

International revenues in fiscal 1995 were $468 million compared with $333 million in fiscal 1994 and include revenues of the European subsidiaries of $386 million and $275 million for fiscal 1995 and fiscal 1994, respectively.

Operating Costs and Operating Income
Total selling and customer service, administrative, research, development and engineering expenses for fiscal 1995 increased to 46% as a percentage of total consolidated revenues, from 41% in fiscal 1994. This was due primarily to increased selling and customer service expenses due in part to the opening of a distribution center and customer response center in the U.S., activities associated with the expansion of the source tagging program, and expenses associated with the Company's sponsorship of the 1996 Summer Olympics. Additionally, selling and customer service expenses were higher as a result of significant integration costs incurred in connection with the Knogo operations in Europe. Research, development and engineering expenses increased 26% over 1994.

Operating income for fiscal 1995 was $97.9 million or 11% of total revenue, versus $104.8 million or 16% of total revenue in fiscal 1994. Operating costs and expenses in fiscal 1995 increased to 89% of consolidated revenues, compared with 84% in fiscal 1994. The reduced operating margin in fiscal 1995 was due primarily to increased operating expenses. Gross margin on product sales in fiscal 1995 remained at 54% compared to fiscal 1994.

Interest, Other Income (Expenses) and Taxes
Interest income increased by $2.9 million in fiscal 1995 principally due to higher amounts of sales-type leases and deferred and installment receivables outstanding throughout fiscal 1995 compared to fiscal 1994. Interest expense increased by $6.3 million in fiscal 1995 versus fiscal 1994 due to higher levels of net short-term bank borrowings used to fund increases in the Company's working capital and debt assumed as part of the acquisition of Knogo.

The effective consolidated tax rate on income from continuing operations was 22% for fiscal 1995 and 25% for fiscal 1994. The fiscal 1995 effective tax rate was negatively affected by (1) earnings of the Company's international subsidiaries which are subject to statutory tax rates generally higher than the U.S. effective rate, (2) increases in U.S. earnings not qualifying for U.S./Puerto Rico "Section 936" tax benefits and (3) increases in amortization of costs in excess of net assets acquired (substantially all of which are non-deductible for income tax purposes). However, these effects were offset by an adjustment of prior years' tax accruals which were no longer required.

Discontinued Operations
In fiscal 1995, the Company reduced income tax liabilities by $4.1 million; such amount related to a previously discontinued business and was no longer required.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1996, cash and marketable securities increased $46.6 million primarily due to proceeds of $350 million from the issuance of Senior Notes, offset partially by the repayment of short term bank borrowings and other debt and an increase in gross accounts receivable including deferred and installment receivables and sales-type leases.

Cash flow used in operating activities was $49.2 million in fiscal 1996 compared with cash provided by operations in fiscal 1995 of $9.1 million and cash flow used in operations of $13.5 million in fiscal 1994. The use of cash in fiscal 1996 was primarily a result of a $144.5 million increase in total receivables as a result of a decrease in the sale of receivables and sales-type leases to third-party financing institutions. The Company was in the process of finalizing new off-balance sheet receivable financing agreements, which would provide for additional liquidity to sell new and existing receivables, and subsequent to year end, entered into a new receivable financing agreement in the U.S.

Short-term receivables from the Company's slower paying retail customers are becoming a relatively smaller part of the Company's overall business as a result of the expansion of the Company's source tagging program and the continued growth of the commercial/industrial customer base. Labels used in source tagging are generally sold to vendors and manufacturers as opposed to retailers. The commercial/industrial customers, to whom the Company markets directly, is made up of customers which tend to have higher credit ratings. Other commercial/industrial sales are made through a closely monitored network of third party dealers and distributors.

Planned reduction of inventories generated operating cash of $28.9 million in fiscal 1996. As discussed earlier, the Company curtailed certain manufacturing operations for the purpose of substantially lowering inventory levels and to better align output with sales projections.

The Company's Consolidated Statement of Cash Flows reflects a use of cash of $76.5 million for current and deferred income taxes. This principally represents the significant tax benefits that relate to restructuring and special charges, which have not yet been realized to reduce cash paid for taxes.

The Company's investing activities used $62.9 million of cash in fiscal 1996, compared to $64 million in fiscal 1995. Additions to property, plant and equipment totaled $49.8 million, primarily due to the purchase of a facility in Boca Raton to consolidate the Company's research, product development, engineering and corporate administrative facilities. The Company reported an increase in revenue equipment of $36.8 million in fiscal 1996 as compared to $4 million in fiscal 1995. This increase is a result of a reduction in the sale of operating leases to third party financing institutions in fiscal 1996. Generally, under the terms of these sale agreements, the related revenue equipment is transferred to the financing institution.

Fiscal 1996 financing activities generated $182.2 million of cash as compared to $77.6 million in fiscal 1995. The increase is principally due to proceeds received from the issuance of $350 million of Senior Notes. The proceeds from the Senior Notes were primarily used to repay short-term U.S. and European bank borrowing and for general corporate purposes. The Company's percentage of total debt to total capital was 38% at June 30, 1996 as compared to 26% at June 30, 1995. The increase in debt is primarily due to an increase in accounts receivable, a decrease in the level of sales-type leases sold, lower than expected earnings, an increase in revenue equipment and capital spending; partially offset by lower inventories and higher cash balances.

At June 30, 1996, the Company's primary sources of liquidity consisted of cash, committed and uncommitted lines of credit totaling approximately $431.5 million (of which approximately $24.8 million was utilized), and receivable financing agreements all of which are available subject to compliance with certain covenants. Additionally, the Company has entered into a new receivable financing agreement subsequent to year-end which provide for the sale of receivables up to $75 million. The Company believes that the liquidity provided by existing cash and the financing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997.

During 1997, the Company plans to invest $39 million in capital projects. The projects include investments in manufacturing operations for new production equipment, some of which will increase the output of the narrow Ultra-Strip label to support the increase in source tagging requirements, and investments in management information systems which will provide the Company with the information infrastructure to support its future growth.

CURRENCY RISKS

The Company uses the U.S. dollar as the reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is therefore, subject to certain risks associated with fluctuating foreign currencies. The Company believes these risks are not significant as its major foreign operations are in Western European countries which have relatively stable economies and currencies.

The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investments in its international subsidiaries. Translation exposure is the result of translating local currency financial statements into the Company's reporting currency. Management has estimated that the net impact of currency fluctuations on the Company's Results of Operations, while slightly unfavorable in fiscal 1996 due to the stronger U.S. dollar, was not significant in any of the fiscal years in the three-year period ended June 30, 1996.

The Company does have a policy of managing its transaction exposure arising from intercompany product purchase commitments. The policy provides for the use of forward exchange contracts and options to sell the currencies received from international subsidiaries in settlement of intercompany product purchases. Forward contracts and options are subject to the risk of gain or loss from changes in exchange rates, but these gains or losses are effectively offset by losses or gains on the designated hedged commitments. The Company believes its policy to hedge its transaction exposures has been successful as foreign exchange losses were minimal in fiscal 1996, 1995 and 1994.

INTEREST RATE RISKS AND DERIVATIVES

The Company is subject to the risk of fluctuating interest rates in the normal course of business on various assets, consisting primarily of cash, installment receivables, sales-type leases and debt. Generally, the Company only uses interest rate agreements to manage its exposure associated with the sale of installment receivables. The Company's interest rate risks related to existing outstanding debt are not significant as a major portion of the Company's debt is at reasonably low fixed interest rates.

The Company does not enter into speculative derivative transactions or leveraged swap arrangements. The derivative instruments it does own are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will have no effect on the Company's operations, cash flows, or financial position.

See Notes 1, 3 , 7 and 13 of Notes to Consolidated Financial Statements for further discussion.

LOSS CONTINGENCIES

As mentioned in Note 10 of Notes to the Consolidated Financial Statements, the Company is a defendant in a number of class action lawsuits filed by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in later actions or complaint amendments, that the scope of the Company's year-end audit for fiscal 1995 had been expanded and that the results for the third quarter of fiscal 1995 were being restated. Also, in September 1995, actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. The ultimate outcome of these actions cannot presently be determined, and accordingly, the Company has not recorded a provision for any liability that may result from these actions.

ACCOUNTING POLICIES

In fiscal 1996, the Company changed its presentation from an unclassified to a classified balance sheet. The Company believes this change provides a better presentation of the Company's financial position and conforms with industry practice. The fiscal 1995 balance sheet has been reclassified to conform with the 1996 presentation.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on a financial-components approach that focuses on control. The Company is currently reviewing what modifications, if any, may be necessary to its agreements with third party financing institutions and customer financing agreements, such that when these assets are sold, they continue to qualify as sales under the provisions of SFAS No. 125. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

The Company will adopt the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," in fiscal 1997. However, the Company will continue to follow the measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Certified Public Accountants..................................    30
  Consolidated Balance Sheets at June 30, 1996 and 1995...............................    31
  Consolidated Statements of Operations for the years
     ended June 30, 1996, 1995 and 1994...............................................    32
  Consolidated Statements of Cash Flows for the years
     ended June 30, 1996, 1995 and 1994...............................................    33
  Consolidated Statements of Stockholders' Equity
     for the years ended June 30, 1996, 1995 and 1994.................................    34
  Notes to Consolidated Financial Statements..........................................    35
Financial Statement Schedules:
  For the three years ended June 30, 1996:
     Schedule II -- Valuation and Qualifying Accounts.................................   S-1

Consolidated Financial Statement schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheets of Sensormatic Electronics Corporation as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audit also included the financial statement schedule listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, in 1996 the Company changed its presentation from an unclassified to a classified balance sheet and in 1994 the Company changed its method of accounting for income taxes.

                                                               ERNST & YOUNG LLP

West Palm Beach, Florida
August 14, 1996

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                    (In millions, except par value amounts)

                                                                              1996       1995
- -----------------------------------------------------------------------------------------------
                                            ASSETS
CURRENT ASSETS:
Cash and marketable securities (including marketable
  securities of $3.2 in 1996 and $26.7 in 1995)                             $  116.9   $   70.3
Accounts receivable, net                                                       244.0      221.9
Current portion of deferred and installment receivables, net                    22.9       27.8
Current portion of net investment in sales-type leases                          29.0       23.5
Inventories, net                                                               157.8      240.8
Current portion of deferred income taxes                                        29.3       29.5
Other current assets                                                            33.9       46.0
- -----------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                 633.8      659.8
Deferred and installment receivables, net                                       41.3       32.0
Net investment in sales-type leases                                            111.3       95.4
Revenue equipment, less accumulated depreciation of
  $47.1 in 1996 and $46.4 in 1995                                               56.9       49.9
Property, plant and equipment, net                                             147.8      151.0
Costs in excess of net assets acquired, less accumulated
  amortization of $46.6 in 1996 and $29.9 in 1995                              487.5      496.7
Deferred income taxes                                                           96.9       38.5
Patents and other assets, less accumulated amortization
  of $28.2 in 1996 and $17.7 in 1995                                            54.8       47.6
- -----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $1,630.3   $1,570.9
- -----------------------------------------------------------------------------------------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt                                                             $   24.8   $  183.9
Accounts payable                                                                59.9       63.3
Other current liabilities and deferred income taxes                            174.5      156.2
- -----------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                            259.2      403.4
Long-term debt                                                                 491.7      142.8
Other noncurrent liabilities and deferred income taxes                          47.7       72.0
- -----------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                    798.6      618.2
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued               -          -
Common stock, $.01 par value, 125.0 shares authorized, 73.9 and 73.0
  shares outstanding in 1996 and 1995, respectively                            723.8      713.9
Retained earnings                                                              181.8      295.6
Treasury stock at cost and other, 1.7 shares in 1996 and 1.1 shares in
  1995                                                                         (13.4)     (13.2)
Currency translation adjustments                                               (60.5)     (43.6)
- -----------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                           831.7      952.7
- -----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,630.3   $1,570.9
- -----------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                    (In millions, except per share amounts)

                                                                    1996        1995       1994
- ------------------------------------------------------------------------------------------------
Revenues:
  Sales                                                           $  850.8     $762.4     $557.4
  Rentals                                                             49.7       50.6       46.6
  Other                                                               94.1       76.1       52.0
- ------------------------------------------------------------------------------------------------
          Total revenues                                             994.6      889.1      656.0
- ------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Costs of sales                                                     452.9      354.0      256.0
  Depreciation on revenue equipment                                   20.3       16.3       15.0
  Selling, customer service and administrative                       525.8      383.6      252.0
  Restructuring charges                                               85.3          -          -
  Research, development and engineering                               27.7       22.7       18.0
  Amortization of intangible assets                                   17.1       14.6       10.2
- ------------------------------------------------------------------------------------------------
          Total operating costs and expenses                       1,129.1      791.2      551.2
- ------------------------------------------------------------------------------------------------
Operating (loss) income                                             (134.5)      97.9      104.8
- ------------------------------------------------------------------------------------------------
Other (expenses) income:
  Interest income                                                     16.9       17.2       14.3
  Interest expense                                                   (38.4)     (29.0)     (22.7)
  Other, net                                                          (3.9)       2.9       (0.4)
- ------------------------------------------------------------------------------------------------
          Total other (expenses) income                              (25.4)      (8.9)      (8.8)
- ------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes        (159.9)      89.0       96.0
(Benefit) provision for income taxes                                 (62.2)      19.4       23.9
- ------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                             (97.7)      69.6       72.1
Discontinued operations (Note 6)                                         -        4.1          -
Net (loss) income                                                 $  (97.7)    $ 73.7     $ 72.1
- ------------------------------------------------------------------------------------------------
Primary (loss) earnings per common share:
  Continuing operations                                           $  (1.32)    $  .97     $ 1.16
  Discontinued operations                                                -        .05          -
- ------------------------------------------------------------------------------------------------
Net (loss) income                                                 $  (1.32)    $ 1.02     $ 1.16
- ------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (In millions)

                                                                        1996     1995     1994
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations                             $(97.7)  $ 69.6   $ 72.1
  Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating
     activities:
       Depreciation                                                      42.1     33.4     26.9
       Amortization                                                      17.1     14.6     10.2
       Restructuring and special charges, net                           174.6        -        -
       Other non-cash charges to operations, net                         39.0     20.0     11.5
  Net changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable and receivables from financing
        institutions                                                    (88.7)   (77.3)   (23.9)
       Deferred and installment receivables                              (5.8)     4.9     (9.3)
       Net investment in sales-type leases                              (50.0)     9.2    (42.3)
       Inventories                                                       28.9    (70.3)   (60.6)
       Current and deferred income taxes                                (76.5)    (3.8)     7.4
       Accounts payable and accrued liabilities                         (32.8)    18.3     24.3
       Other, net                                                         0.6     (9.5)   (29.8)
- -----------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities           (49.2)     9.1    (13.5)
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (49.8)   (63.0)   (51.8)
  Purchases of marketable securities                                        -     (0.8)   (18.2)
  Proceeds from sales and maturities of marketable securities            23.3      7.7     13.3
  Increase in revenue equipment, net                                    (36.8)    (4.0)   (17.0)
  Acquisitions (net of cash acquired of $6.7 in 1995 and $1.1 in
     1994)                                                               (8.6)    (9.6)   (11.5)
  Other, net                                                              9.0      5.7      5.7
- -----------------------------------------------------------------------------------------------
          Net cash used in investing activities                         (62.9)   (64.0)   (79.5)
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Senior Notes, net                       348.3        -        -
  Repayments of bank borrowings and other debt                         (160.2)   (25.2)   (10.3)
  Bank borrowings and other debt                                          1.3    105.4     30.5
  Proceeds from issuance of common stock
     under employee benefit plans and for acquisitions                    8.9     12.9     17.1
  Dividends paid                                                        (16.1)   (15.5)   (12.5)
- -----------------------------------------------------------------------------------------------
          Net cash provided by financing activities                     182.2     77.6     24.8
- -----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                          70.1     22.7    (68.2)
Cash at beginning of year                                                43.6     20.9     89.1
- -----------------------------------------------------------------------------------------------
Cash at end of year                                                     113.7     43.6     20.9
Marketable securities at end of year                                      3.2     26.7     33.6
- -----------------------------------------------------------------------------------------------
Cash and marketable securities at end of year                          $116.9   $ 70.3   $ 54.5
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year                                    $ 10.3   $  5.9   $  9.0
  Interest paid during the year                                          30.4     26.5     22.5
- -----------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (In millions)

                                                                                     CURRENCY
                                               COMMON   RETAINED   TREASURY STOCK   TRANSLATION
                                               STOCK    EARNINGS     AND OTHER      ADJUSTMENTS   TOTAL
- --------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                       $392.9    $177.8        $(19.5)        $ (61.5)    $489.7
  Conversion of debentures (7.3 shares)         111.9         -             -               -      111.9
  Stock issued in connection with
     acquisitions (1.1 shares)                   31.0         -             -               -       31.0
  Stock issued pursuant to employee
     benefit plans                                8.8         -           5.8               -       14.6
  Common stock cash dividends                       -     (12.5)            -               -      (12.5)
  Net income                                        -      72.1             -               -       72.1
  Other                                           2.0         -           3.0            15.9       20.9
- --------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                        546.6     237.4         (10.7)          (45.6)     727.7
  Stock issued in connection with
     acquisitions (4.6 shares)                  149.3         -             -               -      149.3
  Stock issued pursuant to employee
     benefit plans                               13.9         -          (3.3)              -       10.6
  Common stock cash dividends                       -     (15.5)            -               -      (15.5)
  Net income                                        -      73.7             -               -       73.7
  Other                                           4.1         -           0.8             2.0        6.9
- --------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                        713.9     295.6         (13.2)          (43.6)     952.7
  Stock issued pursuant to employee
     benefit plans                                9.9         -          (1.1)              -        8.8
  Common stock cash dividends                       -     (16.1)            -               -      (16.1)
  Net loss                                          -     (97.7)            -               -      (97.7)
  Other                                             -         -           0.9           (16.9)     (16.0)
- --------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                       $723.8    $181.8        $(13.4)        $ (60.5)    $831.7
- --------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in millions, except for per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Consolidated Financial Statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

In fiscal 1996, the Company changed its presentation from an unclassified to a classified balance sheet. The Company believes this change provides a better presentation of the Company's financial position and conforms with industry practice. The fiscal 1995 balance sheet has been reclassified to conform with the fiscal 1996 presentation.

Cash and marketable securities
Cash equivalents are comprised of highly liquid investments with a maturity of less than three months. Effective July 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, the Company has classified certain of its non-equity investments as available-for-sale securities which are carried at market value (versus cost or amortized cost prior to the adoption of SFAS No. 115). Unrealized gains and losses are recorded, net of tax, in stockholders' equity. The Company recorded unrealized losses of $0.1 and $0.3 as of June 30, 1996 and 1995, respectively.

Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

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

Revenue recognition
Revenue from product sales is recognized at the time the product is shipped in accordance with the terms agreed upon by the parties. Revenue from long-term installation contracts is recognized on a percentage-of-completion basis. Revenue from sales-type leases (primarily with terms of 60 months or greater) is recognized as a "sale" upon shipment in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.

The Company also leases equipment under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1996 aggregated $105.4 and are due as follows: 1997 -- $41.8; 1998 -- $31.2; 1999 -- $19.9;
2000 -- $9.1; 2001 -- $2.9 and thereafter -- $0.5.

Service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

Research, development and engineering
In fiscal 1996, 1995 and 1994 "Research, development and engineering" included research and development expenses of $21.4, $18.2 and $14.7, respectively.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for currency translation and transactions
Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Translation adjustments resulting therefrom and transaction gains or losses attributable to certain intercompany transactions are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement creates translation adjustments that are reflected in net income. Allocations for income taxes included in the translation adjustments account in shareholders' equity were not significant.

Financial instruments
The Company enters into interest rate agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. The Company does not hedge its investment in the net assets of its international subsidiaries due to the high economic cost of such a program and the long-term nature of its investments.

The cash differentials paid or received on interest rate agreements are accrued and recognized as adjustments to interest expense or interest income. Gains and losses realized upon the settlement of these agreements are deferred and either amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or recognized immediately if the underlying hedged instrument is settled. Interest rate agreements are stated at cost, if any.

The Company uses foreign exchange forward and option contracts to hedge certain identifiable, foreign currency intercompany commitments and certain short-term intercompany advances. Gains and losses on the contracts which hedge anticipatory intercompany commitments are deferred and recorded in net income in the period in which the related transaction is consummated. Gains and losses on the contracts which hedge intercompany advances are recorded as adjustments to net income because such advances are expected to be repaid in the foreseeable future. Forward contracts and options which hedge anticipatory intercompany commitments and intercompany advances are stated at cost (if any) and market value, respectively.

Cash flows related to interest rate agreements and foreign exchange forward and option contracts are classified as operating activities in the Consolidated Statement of Cash Flows.

Intangible assets
Patents, stated at cost, are amortized using the straight-line method over 17 years. Costs in excess of net assets acquired are amortized using the straight-line method over 20 to 40 years.

Earnings per share
Primary earnings per common share is calculated based on the weighted average number of common shares, plus dilutive common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include stock options issued under employee benefit plans and common stock warrants. For the fiscal year ended June 30, 1996, 1995 and 1994, fully diluted per common share data were either not materially different than the primary per common share data presented, or had an antidilutive effect on the primary per common share data presented.

Impairment
The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with this Statement, the Company reviews long-lived

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that goodwill will not be recoverable, as generally determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

Prospective accounting changes
In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on a financial-components approach that focuses on control. This approach provides that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets and liabilities when control has been surrendered or extinguished, respectively. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities that occur after December 31, 1996. The Company is currently reviewing what modifications, if any, may be necessary to its agreements with third party financing institutions (see Note 3) and customer financing agreements, such that when these assets are sold, they continue to qualify as sales under the provisions of SFAS No. 125.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. This Statement establishes a fair-value based method of accounting for stock compensation plans with employees and others. The Company plans to continue accounting for its stockbased compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123 and will present the proforma disclosures required under SFAS No. 123 in fiscal year 1997 with no impact to the Company's results of operations.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

2. RESTRUCTURING AND SPECIAL CHARGES

During the second quarter of fiscal 1996, the Company initiated an extensive and systematic review of its global operations, cost structure and balance sheet aimed at reducing its operating expenses, manufacturing costs and increasing efficiencies. This review focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. This review resulted in charges totaling $186.0 with an after-tax impact of approximately $118.2. It is anticipated that approximately $33.3 of these costs (all relating to restructuring) will result in cash outlays, of which $11.4 was paid as of June 30, 1996.

Restructuring Charges
The Company reviewed its existing products and product sourcing, the purpose of which was to reduce the number of products, and thereby reduce inventory carrying costs and improve gross margins on continued products. As a result of this review, in fiscal 1996 the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchased from third party suppliers. The equipment impairment charge represented the difference between the carrying value of the equipment and its fair value, which was assumed to be nominal due to its unique nature and the fact that there is no alternative use for the equipment.

In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company has planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 1996, approximately 810 employees have been terminated. Certain employees terminated during fiscal 1996 will receive payments subsequent to the fiscal year ended June 30, 1996 and other terminated employees are receiving severance payments over time.

The following table sets forth the details and the activity of the restructuring charges recorded in fiscal 1996:

                                                                                         ACCRUAL
                                                                       REDUCTIONS       BALANCE AT
                                                          1996      -----------------    JUNE 30,
                                                        PROVISION    CASH    NON-CASH      1996
    ----------------------------------------------------------------------------------------------
    Product rationalization, related
      equipment charges and other                         $45.3     $    -    $(34.2)     $ 11.1
    Closure of facilities and related costs                23.5       (1.0)     (1.6)       20.9
    Employee termination and related costs                 16.5      (10.4)     (0.7)        5.4
    ----------------------------------------------------------------------------------------------
              Total                                       $85.3     $(11.4)   $(36.5)     $ 37.4
    ----------------------------------------------------------------------------------------------

The restructuring plan is expected to be substantially completed prior to the end of 1997 and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

Special Charges
The Company's management conducted an extensive evaluation and review of the collectibility of its receivable balances (including off-balance sheet receivables) and related collection efforts in fiscal 1996. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several commercial/industrial and retail customers filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving inventory in light of softening demand for certain EAS products.

As a result of these reviews, the Company recorded a charge to operations of $100.7 in fiscal 1996 which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $75.6 related to receivables and other matters and $25.1 related to inventories and revenue equipment. The special charges are recorded in the consolidated statement of operations as follows: $29.1 in costs of sales, $2.6 in depreciation on revenue equipment, $68.5 is included as selling, customer service and administrative expenses and $0.5 in research, development and engineering expense.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RECEIVABLES AND NET INVESTMENT IN SALES-TYPE LEASES

At June 30, receivables and sales-type lease receivables and related allowances for doubtful accounts, allowances for uncollectible minimum lease payments and unearned interest and maintenance are as follows:

                                                                          1996       1995
    --------------------------------------------------------------------------------------
    Accounts receivable                                                  $276.1     $235.3
    Allowance for doubtful accounts                                       (32.1)     (13.4)
    --------------------------------------------------------------------------------------
              Total accounts receivable, net                             $244.0     $221.9
    --------------------------------------------------------------------------------------
    Deferred receivables                                                 $ 11.3     $  5.2
    Installment receivables                                                90.6       84.5
    Allowance for doubtful accounts                                       (13.4)      (5.5)
    Unearned interest and maintenance                                     (24.3)     (24.4)
    --------------------------------------------------------------------------------------
              Total deferred and installment receivables, net              64.2       59.8
    --------------------------------------------------------------------------------------
    Less: Amounts due in 1 year, net                                      (22.9)     (27.8)
    --------------------------------------------------------------------------------------
              Total noncurrent deferred and installment receivables,
                net                                                      $ 41.3     $ 32.0
    --------------------------------------------------------------------------------------
    Sales-type leases -- minimum lease payments receivable               $206.0     $176.8
    Allowance for uncollectible minimum lease payments                    (17.3)      (7.5)
    Unearned interest and maintenance                                     (48.4)     (50.4)
    --------------------------------------------------------------------------------------
              Total sales-type leases, net                                140.3      118.9
    --------------------------------------------------------------------------------------
    Less: Amounts due in 1 year, net                                      (29.0)     (23.5)
    --------------------------------------------------------------------------------------
              Total noncurrent sales-type leases, net                    $111.3     $ 95.4
    --------------------------------------------------------------------------------------

The Company recorded provisions to the valuation allowance for doubtful accounts receivable and sales-type lease receivables (including off-balance sheet receivables) of $82.3, $19.6 and $11.0, during fiscal 1996, 1995 and 1994, respectively. Refer to Note 2 for a discussion of special charges related to receivables and sales-type lease receivables.

Net receivables and sales-type lease receivables at June 30, 1996 are due as follows: 1997 -- $295.9; 1998 -- $41.4; 1999 -- $41; 2000 -- $38.1;
2001 -- $24.9 and $7.2 thereafter.

The Company has agreements with third party financing institutions whereby certain installment receivables in the U.S. and sales-type lease receivables in Europe, together with certain related rights, are sold to the financing institutions. Under the agreements, if customer non-payment or other customer related defaults should occur, the Company is obligated to repurchase the specific receivables and sales-type lease receivables subject to certain limitations.

The Company has an agreement with two third party financing institutions whereby certain pre-approved U.S. accounts receivable may be assigned to the financial institutions. At June 30, 1996 and 1995, receivables outstanding under such agreements were $58 and $92.4, respectively (substantially all of which were without customer non-payment recourse), of which the financing institution had advanced in anticipation of their collection $49.6 and $74.6, respectively, to the Company at fluctuating interest rates, 5.95% and 6.50% at June 30, 1996 and 1995, respectively.

The Company received proceeds of $371.3 and $458.1 upon the sale and assignment of receivables and sales-type lease receivables under these agreements in fiscal 1996 and 1995, respectively (net of repurchases due to customer non-payment of approximately $22.7 and $12.6, respectively). The uncollected principal balance of receivables and sales-type lease receivables sold which is subject to varying amounts of recourse totaled $291.0 and $333.0 at June 30, 1996 and 1995, respectively. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1996 and 1995, balances due from financing institutions under these agreements aggregating $7.8 and $8.2, respectively, are due within one year and are included in "Other current assets".

At June 30, 1996 and 1995, credit risk concentration for receivables (including those subject to recourse) due from supermarkets and specialty, department and discount store sectors of the U.S. retail market, aggregated $80.5 and $107.0, respectively. Assuming the obligors under these receivables were to fail to completely perform according to the terms of the receivables, at June 30, 1996, the Company estimates its aggregate exposure to loss in these markets to be $57.5. The estimate takes into consideration the related allowances for doubtful accounts and the estimated realizable value of the collateralized equipment securing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures and collection practices and its policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed.

4. INVENTORIES

Inventories are summarized as follows:

                                                                          1996       1995
    --------------------------------------------------------------------------------------
    Finished goods                                                       $134.8     $183.0
    Parts                                                                  42.4       44.7
    Work-in-process                                                        18.6       23.4
    --------------------------------------------------------------------------------------
                                                                          195.8      251.1
    Less allowance for inventory losses                                   (38.0)     (10.3)
    --------------------------------------------------------------------------------------
              Total inventories, net                                     $157.8     $240.8
    --------------------------------------------------------------------------------------

Refer to Note 2 for discussion of restructuring and special charges related to inventories.

5. OTHER PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment is summarized as follows:

                                                                          1996       1995
    --------------------------------------------------------------------------------------
    Machinery and equipment                                              $129.2     $131.5
    Buildings and improvements                                             62.3       49.1
    Leasehold improvements and furniture and fixtures                      25.0       33.5
    Land                                                                   17.4       11.8
    --------------------------------------------------------------------------------------
                                                                          233.9      225.9
    Less accumulated depreciation and amortization                        (86.1)     (74.9)
    --------------------------------------------------------------------------------------
              Total other property, plant and equipment, net             $147.8     $151.0
    --------------------------------------------------------------------------------------

Refer to Note 2 for discussion of restructuring charges related to other property, plant and equipment.

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 1996 aggregated $68.5 and are due as follows: 1997 -- $19.3; 1998 -- $12.3; 1999 -- $7.6;
2000 -- $5.5; 2001 -- $4.3 and $19.5 thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows:
1996 -- $18.9; 1995 -- $14.8 and 1994 -- $10.2.

6. INCOME TAXES

Effective July 1, 1993, the Company adopted SFAS No. 109 "Accounting for Income Taxes". As permitted by SFAS No. 109, the Company elected not to restate the financial statements of any prior periods. The cumulative effect of the change was not material and therefore no adjustment was separately reported in the Consolidated Results of Operations for the year ended June 30, 1994.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The United States (including Puerto Rico) and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                                     1996     1995    1994
    ---------------------------------------------------------------------------------------
    United States                                                   $ (74.3)  $62.8   $65.7
    Foreign                                                           (85.6)   26.2    30.3
    ---------------------------------------------------------------------------------------
              Total                                                 $(159.9)  $89.0   $96.0
    ---------------------------------------------------------------------------------------

The income tax (benefits) provisions on (loss) income from continuing operations are as follows:

                                                                      1996    1995    1994
    ---------------------------------------------------------------------------------------
    U.S. Federal income taxes:
      Current                                                        $  4.8   $ 2.0   $ 5.6
      Deferred                                                        (27.3)    4.6     2.1
    Foreign income taxes:
      Current                                                           3.6     3.2    12.3
      Deferred                                                        (36.0)   10.0     3.1
    State and other                                                    (7.3)   (0.4)    0.8
    ---------------------------------------------------------------------------------------
              Total                                                  $(62.2)  $19.4   $23.9
    ---------------------------------------------------------------------------------------

The 1996 and 1995 deferred provision includes a tax benefit of $59.2 and $20.0, respectively, relating to net operating losses.

The U.S. Federal tax rate reconciles to the effective tax rate for continuing operations as follows:

                                                                  1996      1995      1994
     ---------------------------------------------------------------------------------------
    U.S. Federal tax rate                                         (35.0)%    35.0%     35.0%
    Benefits due to tax exempt earnings
      and investment income of the Puerto Rico operations          (3.1)    (10.2)     (9.5)
    Amortization of costs in excess of net assets acquired          2.4       4.6       2.7
    Adjustment of prior years' accruals                               -      (4.9)     (3.4)
    Valuation allowance                                            (2.5)        -         -
    Other                                                          (0.7)     (2.6)      0.1
    ---------------------------------------------------------------------------------------
                                                                  (38.9)%    21.9%     24.9%
    ---------------------------------------------------------------------------------------

In fiscal year 1995, the Company reduced income tax liabilities by $4.1; such amount related to a previously discontinued business and was no longer required.

Undistributed earnings of international subsidiaries are indefinitely reinvested except for earnings of the Company's German subsidiary which are periodically distributed to utilize the lower German integrated tax rate. No provision has been made for income taxes that might be payable upon the remittance of the indefinitely reinvested earnings. Upon distribution of those earnings, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. The Company has not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings.

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging from 0% to 10% depending on the fiscal year earned. At June 30, 1996, approximately $146 of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 1996 and 1995, are as follows:

                                                                 1996                   1995
    ------------------------------------------------------------------------------------------------
                                                         ASSETS   LIABILITIES   ASSETS   LIABILITIES
    ------------------------------------------------------------------------------------------------
    Property, plant and equipment                        $ 11.6     $  11.5     $ 32.2     $  20.7
    Reserves and allowances                                24.9           -       31.6         0.3
    Knogo acquisition reserves and allowances              12.9           -       15.8           -
    Sales-type leases                                         -        68.9       10.6        96.3
    Undistributed earnings of German subsidiary             2.4         3.0        6.0         7.2
    Prepaid royalties                                       0.4           -        0.8           -
    Deemed sales revenues from Puerto Rico operations      20.2           -       13.5           -
    Restructuring and special charges                      12.7           -          -           -
    Tax credit carryforwards                               10.9           -       10.8           -
    NOL carryforwards                                     140.3           -       74.0           -
    Valuation allowance                                   (19.1)          -      (23.1)          -
    Other                                                  21.0        34.1       11.1        18.9
    ------------------------------------------------------------------------------------------------
              Total deferred income taxes                $238.2     $ 117.5     $183.3     $ 143.4
    ------------------------------------------------------------------------------------------------

The valuation allowance relates primarily to certain deferred tax assets recorded in connection with the fiscal 1995 acquisition of Knogo (see Note 12).

At June 30, 1996, tax carryforwards available and related expiration dates are as follows:

    ------------------------------------------------------------------------------------
    Net operating losses:
      U.S. (fiscal 2001 through 2011)                                             $128.9
      Foreign (generally no expiration dates)                                      248.2
    Foreign tax credits (fiscal 1997 through 2001)                                   2.6
    ------------------------------------------------------------------------------------

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT

Debt is summarized as follows:

                                                                         1996       1995
    --------------------------------------------------------------------------------------
    7.74% Senior Notes due March, 2006(1)                               $230.0     $     -
    6.99% Senior Notes due March, 2000(1)                                 70.0           -
    7.11% Senior Notes due March, 2001(1)                                 50.0           -
    8.21% Senior Notes due January, 2003(2)                              135.0       135.0
    Unsecured revolving credit notes payable, at 3.56% to 10.25%(3)       24.8       181.9
    Other debt, at 4.4% to 12%, net of unamortized interest of
      $4.5 and $5.4 at 1996 and 1995, respectively                         6.7         9.8
    --------------------------------------------------------------------------------------
              Total debt                                                 516.5       326.7
    --------------------------------------------------------------------------------------
    Less: Amounts payable in 1 year                                      (24.8)     (183.9)
    --------------------------------------------------------------------------------------
              Total noncurrent debt                                     $491.7     $ 142.8
    --------------------------------------------------------------------------------------

(1) In April 1996, the Company completed the issuance of $350 of Senior Notes which were issued in three tranches of which the proceeds were used to reduce short-term borrowings in Europe and the U.S. and for general corporate purposes. In March 1996, the Company issued $230 of 7.74% Notes due 2006 and the remaining tranches of $70 of 6.99% Notes due March 2000 and $50 of 7.11% Notes due March 2001 were issued in April 1996. Interest on the Senior Notes is payable semiannually.
(2) In January 1993, the Company issued $135 aggregate principal amount of 8.21% Senior Notes due January 2003. Interest on the Senior Notes is payable semiannually. The Company had interest rate agreements that converted the $135 million long-term fixed rate Senior Note into a floating interest rate obligation over the term of the note which expired in 1996. The effective interest rate of this obligation was 8.4% and 9.2% for fiscal year 1996 and 1995, respectively.
(3) The Company has multi-currency committed line of credit agreements expiring in December 1996 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company of up to $320 of which $11.2 was utilized as of June 30, 1996. Borrowings under these agreements bear interest at fluctuating rates at the London Interbank Offered Rate (LIBOR) plus 0.3% and are subject to an annual facility fee of 0.15% of the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions which provide for aggregate unsecured borrowings up to approximately $111.5 of which $13.6 was utilized at June 30, 1996. Borrowings under these agreements bear interest at fluctuating rates generally at LIBOR plus 0.3% to 0.5% and are due on demand.

Under the terms of the Senior Notes agreements, the Company is required, among other things, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 1996 and 1995.

8. STOCK OPTION PLANS

Under the Company's existing stock incentive plan (the "1995 Plan") stock options may be granted to officers, key employees, and directors who are also officers or employees or otherwise participate in the 1995 Plan. The 1995 Plan provides for granting of other awards, such as stock appreciation rights, stock awards and cash awards, although the Company intends to continue to principally grant stock options under this plan. The Company also has a Directors Stock Option Plan under which nonqualified stock options may be granted to directors not covered by the 1995 Plan.

The exercise price of a stock option granted under all stock option plans is not less than the fair market value of the Common Stock on the date of grant. Stock options granted under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant. However, certain options granted in 1994 and 1995 to corporate officers become exercisable in full the earlier of five years from the date of grant or at any time after one year from the date of grant when the price of the Company's Common Stock equals or exceeds 135% of the exercise price. Additionally, the Company has granted to certain corporate officers performance-based options under the 1995 Plan. These

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options become exercisable from four to nine years after grant depending upon the Company's attainment of certain performance objectives.

All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to "Stockholders' equity -- Common stock."

Information for all such plans is summarized for fiscal 1996, 1995 and 1994 as follows (in millions, except for price per option amounts):

                                                            1996         1995         1994
    ---------------------------------------------------------------------------------------
    Options outstanding at beginning of year                  4.6          4.2          3.7
    Granted                                                   2.3          0.9          1.3
    Exercised                                                (0.2)        (0.5)        (0.8)
    Canceled                                                 (0.1)           -            -
    ---------------------------------------------------------------------------------------
    Options outstanding at end of year                        6.6          4.6          4.2
    ---------------------------------------------------------------------------------------
    Average price of options exercised                     $13.72       $15.45       $13.50
    Prices of options outstanding at end of year           $ 5.87to     $ 5.87to       4.83to
                                                           $36.38       $36.38       $36.38
    Average price of options outstanding at end of year    $22.22       $23.52       $21.52
    Exercisable options at end of year                        2.8          2.0          1.3
    Options available for future grants at end of year        0.8          3.0          0.2
    ---------------------------------------------------------------------------------------

At June 30, 1996 and 1995, 7.8 million and 8.8 million shares of Common Stock, respectively, were reserved for issuance of which 7.4 million and 7.7 million, respectively, were reserved for the exercise of stock options.

9. DEFINED CONTRIBUTION PLANS

The Company has: (a) retirement plans for U.S. employees, Puerto Rico employees and for certain European employees which allow or require employee contributions; (b) a Senior Executive Defined Contribution Retirement Plan for certain officers; and (c) a Key Executive Supplemental Retirement Plan covering certain officers and key employees. Annual contributions by the Company to all such retirement plans are discretionary.

The Company charged to operations $2.5, $2.3 and $2.6 in fiscal 1996, 1995, 1994, respectively, related to the plans described under this section.

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Contingent royalty payments
In connection with certain acquisitions, the Company pays royalties (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring in 1997 through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and amortized over the remaining amortization period. Royalty payments in fiscal 1996, 1995 and 1994 were $14.9, $13.3 and $7.6, respectively.

Litigation
During the first six months of fiscal 1996, a number of putative class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors,

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

violated certain Federal securities laws. One of the claims against the Company's auditors, asserted under state law, originally included in the consolidated complaint has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claims recited in the consolidated complaint relate to the same events and occurrences as those alleged in the various actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The consolidated complaint requested certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock option traders from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The consolidated complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The consolidated complaint supersedes all prior complaints in the consolidated actions. By stipulation, dated September 12, 1996, the parties to the consolidated class actions agreed to limit the proposed class to all persons who purchased, or received through the exercise of options, shares of common stock of the Company during the period from August 10, 1994 through and including August 31, 1995, provided that shares purchased on August 31, 1995 were purchased at a price of $25.25 per share or higher. The stipulated class excludes persons who acquired common stock pursuant to the Company's merger with Knogo approved by its shareholders in December 1994. The stipulation is subject to court approval.

Also in September 1995, three derivative actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. Those claimants are seeking, among other relief, restitution and/or damages in favor of the Company and imposition of a constructive trust. These actions have been consolidated.

The Company intends to vigorously defend against the foregoing actions. The ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

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

The results of the investigation concluded that certain accounting irregularities resulted in incorrectly recording revenues and related costs and expenses for certain product shipments in each quarter of fiscal 1995, 1994 and at fiscal year-end 1993. These shipments included both product shipments actually made after the end of each quarter as well as shipments subject to non-standard contractual terms.

In addition, during fiscal 1995, certain expenses were incorrectly capitalized during the third and fourth quarters of fiscal 1995 as an element of the purchase price of Knogo.

After carefully evaluating the findings, the Company concluded that the financial statements for the third quarter of fiscal year 1995 required restatement. (See Item 6. "Quarterly Summary and Statistical Information") Further, the Company concluded the effects of these matters on fiscal 1993, on fiscal 1994 and the quarters therein and on the first and second quarters of fiscal 1995 were such that restatement of the financial statements of such periods was not required.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BUSINESS SEGMENT, GEOGRAPHIC AREA AND INTERNATIONAL OPERATIONS DATA

The Company operates in a single business segment and its principal products and systems are electronic article surveillance, closed circuit television and access control products and systems. The Company's operations by geographic area are as follows:

                                                                 1996       1995       1994
    -----------------------------------------------------------------------------------------
    Revenues:
      North America                                            $  659.2   $  584.9   $  457.0
      Europe                                                      408.9      386.1      274.7
      Inter area transfers                                        (73.5)     (81.9)     (75.7)
    -----------------------------------------------------------------------------------------
    Total consolidated                                         $  994.6   $  889.1   $  656.0
    -----------------------------------------------------------------------------------------
    Operating (loss) income(1):
      North America                                            $  (55.3)  $   79.5   $   85.0
      Europe                                                      (50.3)      41.6       41.7
      Inter area transfers                                         12.9        7.5        2.2
      Corporate items                                             (41.8)     (30.7)     (24.1)
    -----------------------------------------------------------------------------------------
              Subtotal                                           (134.5)      97.9      104.8
      Total other (expenses)                                      (25.4)      (8.9)      (8.8)
    -----------------------------------------------------------------------------------------
    (Loss) income from continuing operations
      before income taxes                                      $ (159.9)  $   89.0   $   96.0
    -----------------------------------------------------------------------------------------
    Identifiable assets:
      North America                                            $  840.0   $  654.8   $  572.7
      Europe                                                      747.9      878.0      557.9
      Corporate items                                              42.4       38.1       24.9
    -----------------------------------------------------------------------------------------
    Total consolidated                                         $1,630.3   $1,570.9   $1,155.5
    -----------------------------------------------------------------------------------------

(1) Fiscal 1996 includes restructuring and special charges of $186.0 of which $114.6 and $71.4 were allocated to the geographical areas of North America and Europe, respectively.

In fiscal 1996, 1995, 1994, export sales of $36.6, $30.9 and $26.8, respectively, are reported in North America revenues. Transfers from North America to Europe are accounted for at prices sufficient to recover a reasonable profit margin. Corporate items include general corporate expenses, research, development and engineering expenses and amortization of patents. At June 30, 1996 and 1995, the international subsidiaries' liabilities aggregated $163.1 million and $252, respectively.

Identifiable assets are comprised of those assets of the Company that are identified with the operations in each geographic area. Corporate items are comprised principally of patents and deferred costs.

12. ACQUISITIONS

On December 29, 1994, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo for approximately 3.1 million shares of the Company's Common Stock, with a value of approximately $100.

This acquisition was accounted for under the purchase method and was consolidated in the Company's financial statements from the date of acquisition. The acquisition of Knogo resulted in costs in excess of net assets acquired of approximately $119.8 which is being amortized using the straight-line method over 40 years.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's unaudited proforma consolidated condensed statements of income for fiscal 1995 and 1994, assuming the acquisition of Knogo was effected at the beginning of each year, is summarized as follows:

                                                                            1995     1994
    --------------------------------------------------------------------------------------
    Total revenues                                                         $922.3   $726.1
    Income from continuing operations before income taxes                    89.6    108.7
    Net income                                                               73.7     79.3
    Primary earnings per common share                                      $ 1.00   $ 1.22
    --------------------------------------------------------------------------------------

This proforma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed.

In connection with acquisitions during fiscal 1996, 1995 and 1994, the market value of the assets acquired was as follows:

                                                                     1996     1995    1994
    ---------------------------------------------------------------------------------------
    Cash paid (net of cash acquired)                                 $ 8.6   $  9.6   $11.5
    Liabilities assumed and/or incurred                                4.3    101.1    13.2
    Common stock issued                                                  -    149.3    31.0
    ---------------------------------------------------------------------------------------
    Market value of assets acquired                                  $12.9   $260.0   $55.7
    ---------------------------------------------------------------------------------------

13. FINANCIAL INSTRUMENTS

Fair value of balance sheet financial instruments
At June 30, 1996 and 1995 the recorded value of balance sheet financial instruments as compared to their estimated market values were as follows:

                                                                1996                1995
    -------------------------------------------------------------------------------------------
                                                          RECORDED    FAIR    RECORDED    FAIR
                                                           VALUE     VALUE     VALUE     VALUE
    -------------------------------------------------------------------------------------------
    Marketable securities                                  $  3.2    $  3.2    $ 26.7    $ 26.7
    Receivables other than leases and accounts
      receivable                                             64.2      64.2      67.8      67.8
    Debt, excluding capital leases                          512.6     502.3     321.7     320.5
    -------------------------------------------------------------------------------------------

The fair values of marketable securities are based primarily on quoted market prices for those instruments. The fair values of receivables other than leases and accounts receivable and debt, excluding capital leases and unsecured revolving credit notes payable, were estimated by discounting the future cash flows using current market interest rates. The fair values for unsecured revolving credit notes payable, which are generally due on demand, approximate their carrying amounts. The Company does not enter into financial instruments for trading purposes that would put principal capital at risk.

Interest rate agreements
The Company enters into interest rate agreements, principally to manage the interest rate exposure associated with its sale of U.S. receivables. (See Note
3). Under the primary receivable financing agreement in the U.S., the Company sells fixed interest rate receivables. Under such agreement, the financing institution earns interest at a floating rate based on the one month LIBOR. Any resulting differential in interest caused by the varying rates (variance amount) is either paid or received by the Company. In order to manage the risk associated with the variance amount, the Company enters into interest rate agreements for notional amounts equal to the outstanding principal amounts of receivables sold, which have the effect of converting the floating discount rate to a fixed discount rate, thereby limiting the variance amount paid or received by the Company.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1996, the Company was a party to the following interest rate agreements:

(1) FLOATING TO FIXED SWAP AGREEMENTS

NOTIONAL       EXPIRATION       FIXED RATE     FLOATING RATE
 AMOUNT           DATE          TO BE PAID     TO BE RECEIVED
- -------------------------------------------------------------
 $ 10.0      May 1999              7.75%        1 Month LIBOR
    7.5      September 1999        5.84%        1 Month LIBOR
    6.5      May 2000              6.16%        1 Month LIBOR
    3.3      April 2000            6.58%        1 Month LIBOR
    2.7      April 1999            4.60%        1 Month LIBOR
    2.5      August 1998           4.80%        1 Month LIBOR
    2.1      May 1998              4.94%        1 Month LIBOR
    1.2      March 1999            4.65%        1 Month LIBOR
- -------------------------------------------------------------

The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements in fiscal year 1996 were 6.2% and 5.5%, respectively, and would have been the same assuming market conditions existing at June 30, 1996.

(2) INTEREST RATE CAP AGREEMENT
In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at June 30, 1996, of $3.0. Under the agreement the Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7% multiplied by the notional amount. At June 30, 1996 there was no such excess.

The notional amount of the Company's interest rate agreements at June 30, 1996 and 1995 was $38.8 and $181.9, respectively. Notional amounts do not quantify risks or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the agreements.

At June 30, 1996 and 1995, the Company would have been required to pay $0.1 and $1.1, respectively, to retire these agreements in the OTC market as determined by the financial institution counterparties; such amounts represent the fair value of these instruments on those dates. The fair value of the interest rate agreements represents the discounted cash flow differential between offsetting interest rate agreements at market interest rates and existing interest rate agreements at their coupon rates. The increase in fair value of the interest rate agreements from June 30, 1995 resulted primarily from the decrease in market interest rates over such period and the shorter period to maturity of certain of the interest rate agreements.

Foreign currency contracts
The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge substantially all of the Company's anticipatory intercompany commitments. At June 30, 1996 and 1995, the Company had contract principal amounts of approximately $247.8 and $187.5, respectively in contracts to sell foreign currency in the future. At June 30, 1996 and 1995, the Company would have been required to pay $1.7 and $16.1, respectively, to retire these agreements in the OTC market as determined by the financial institution counterparties; such amounts represent the fair value of these instruments. The increase in the fair value from June 30, 1995 was primarily due to the strengthening of the U.S. dollar over such period.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1996, the Company owned forward contracts which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1997 and 1998, as follows:

                                  CURRENCIES                                1998     1997
    --------------------------------------------------------------------------------------
    French Francs                                                           $   -   $ 92.7
    British Pounds                                                              -     60.6
    German Marks                                                             18.9     24.8
    Other                                                                     8.8     42.0
    --------------------------------------------------------------------------------------
              Total                                                         $27.7   $220.1
    --------------------------------------------------------------------------------------

Credit risk
The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. In the event of nonperformance by the counterparties to the Company's interest rate agreements, the effective interest rate on the underlying transaction would revert to the respective contractual rate. The counterparties to the Company's interest rate agreements and foreign currency contracts are limited to major financial institutions with investment grade ratings; thus the Company believes the risk of incurring losses due to credit risk is remote. Refer to Note 3 for disclosure regarding accounts receivables subject to concentrations of credit risks.

Market risk
Exposure to market risk on financial instruments results from fluctuations in interest and currency rates during the periods in which the contracts are outstanding. The mark-to-market valuations of interest rate, foreign currency agreements and of associated underlying exposures are closely monitored. Overall financial strategies and the effects of using derivatives are reviewed periodically.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers of the Registrant"), Item II (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

     (3) Listing of exhibits:

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBITS
- ------       -----------------------------------------------------------------------------------
 2(a)        Amended and Restated Agreement and Plan of Merger dated as of August 14, 1994, between Sensormatic Electronics Corporation, Knogo Corporation ("Knogo") and Knogo
             North America Inc. ("Knogo North America") (excluding schedules, but including:
             Exhibit A-Form of Delaware Certificate of Merger, Exhibit B-Form of New York
             Certificate of Merger, Exhibit C-Form of Contribution and Divestiture Agreement
             between Knogo and Knogo North America and certain Exhibits thereto (incorporated by reference to Exhibits 2(a), 2(b) and 2(c) to Registration Statement No. 33-56619)).
             (Copies of omitted schedules will be furnished supplementally to the Securities and
             Exchange Commission upon request.)
 3(a)        Composite Restated Certificate of Incorporation of the Company filed pursuant to
             Rule 232.102(c) of Regulation S-T (incorporated by reference to Exhibit 4(d) to
             Registration Statement No. 33-61626).
 3(b)        By-Laws of the Company
 4(a)        Article FOURTH of the Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 4(d) to Registration Statement No. 33-61626).
 4(b)        Note Agreement, dated as of March 29, 1996, among the Company, and the other
             Purchasers named therein, including the form of 6.99% Senior Notes due March 2000,
             7.74% Senior Notes due March 2006, and 7.11% Senior Notes due March 2001 issued thereunder (incorporated by reference to Exhibit 4(a) to Form 10-Q for the fiscal quarter ended March 31, 1996).
 4(c)        Note Agreement, dated as of January 15, 1993, among the Company, The Northwestern
             Mutual Life Insurance Company and the other Purchasers named therein, including the form of 8.21% Senior Notes due January 30, 2003, issued thereunder, and First
             Amendment to such Note Agreement dated as of May 31, 1993 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-62750).
 4(d)        The Registrant agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the
             Commission upon request.

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBITS
- ------       -----------------------------------------------------------------------------------
10(a)        Grant of Industrial Tax Exemption to Sensormatic Electronics Corporation (Puerto
             Rico) from the Commonwealth of Puerto Rico (incorporated by reference to Exhibit
             10(n) to Form 10-K for the fiscal year ended May 31, 1986) and Order of Conversion of Grant of Industrial Tax Exemption (incorporated by reference to Exhibit 10(m) to
             Form 10-K for the fiscal year ended May 31, 1988).
10(b)        Description of Non-qualified Stock Option Plan (incorporated by reference to
             Registration Statement No. 2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit 3(c) to Registration Statement No.
             2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit 3(c) to Registration Statement No. 2-74526).
10(c)        Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal year ended June 30, 1994).
10(d)        1995 Stock Incentive Plan and representative forms of non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to
             Exhibit 10(d) to Form 10-K for the fiscal year ended June 30, 1995).
10(e)        Directors Stock Option Plan and representative form of a non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992).
10(f)        Stock Purchase Loan Plan (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1986).
10(g)        Executive Salary Continuation Plan and representative form of agreement thereunder
             (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended
             May 31, 1989).
10(h)        Board of Directors Retirement Plan and representative form of agreement thereunder
             (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended
             May 31, 1989).
10(i)        Senior Executive Defined Contribution Retirement Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).
10(j)        Employment Agreement, dated as of September 24, 1993, between the Company and
             Ronald G. Assaf, Chairman of the Board of the Company (incorporated by reference to
             Exhibit 10(j) to Form 10-K for the fiscal year ended June 30, 1993).
10(k)        Employment Agreement, dated as of January 1, 1996, between the Company and Gerd
             Witter, President of Sensormatic Europe.
10(l)        Employment Agreement, dated as of October 14, 1995, between the Company and Robert
             A. Vanourek, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10(v) to Form 10-K/A for the fiscal year ended June 30, 1995).
10(m)        Employment Agreement, dated as of December 21, 1995, between the Company and
             Garrett E. Pierce, Senior Vice President and Chief Financial Officer of the
             Company.
10(n)        Agreement, dated as of December 23, 1988, between the Company and Ronald G. Assaf,
             Chairman of the Company (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended May 31, 1989).
10(o)        Agreement, dated as of August 9, 1996, between the Company and Ronald G. Assaf,
             Chairman of the Board, and former President and Chief Executive Officer of the
             Company.
10(p)        Agreement, dated as of December 23, 1988, between the Company and James E.
             Lineberger, Chairman of the Executive Committee and a director of the Company, and amendment thereto, dated as of January 27, 1989 (incorporated by reference to
             Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1989).

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBITS
- ------       -----------------------------------------------------------------------------------
10(q)        Agreement, dated as of December 23, 1988, between the Company and Gerd Witter,
             President of Sensormatic Europe (incorporated by reference to Exhibit 10(p) to Form
             10-K for the fiscal year ended May 31, 1989).
10(r)        Form of Agreement, dated as of January 27, 1989, between the Company and Dr. Arthur
             G. Milnes, a director of the Company (incorporated by reference to Exhibit 10(r) to
             Form 10-K for the fiscal year ended May 31, 1989).
10(s)        Agreement, dated as of December 23, 1988, between the Company and Jerome M. LeWine, a director of the Company, and amendment thereto, dated as of January 27, 1989
             (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended
             May 31, 1989).
10(t)        Termination Agreement dated as of June 5, 1995, between the Company and Michael E.
             Pardue, formerly Executive Vice President, Chief Operating Officer and a director of the Company (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1995).
10(u)        Form of Agreement, dated as of February 12, 1996, between the Company and each of
             Thomas V. Buffett, Timothy P. Hartman and John T. Ray, Jr., directors of the
             Company.
10(v)        Directors and Officers Liability Insurance Policies.
10(w)        Amended and Restated Credit Agreement, dated as of December 12, 1995, between the
             Company, Wachovia Bank of Georgia, N.A., ABN Amro Bank N.V., the other Borrowers listed therein and the domestic banks and foreign company banks listed therein.
11           Computation of Earnings Per Common Share for the years ended June 30, 1995, 1994 and 1993.
18           Letter regarding change in accounting principle
21           List of Subsidiaries of the Company.
23           Consents of Independent Certified Public Accountants.
27           Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three month period ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.

                                          SENSORMATIC ELECTRONICS CORPORATION

                                          By:     /s/  GARRETT E. PIERCE
                                            ------------------------------------
                                                     Garrett E. Pierce
                                                 Senior Vice President and
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 27, 1996.

                  SIGNATURE                                        TITLE
- ---------------------------------------------  ----------------------------------------------
/s/  ROBERT A. VANOUREK                        President and Chief Executive Officer
- ---------------------------------------------    (Principal Executive Officer) and Director
Robert A. Vanourek

/s/  GARRETT E. PIERCE                         Senior Vice President and Chief Financial
- ---------------------------------------------    Officer (Principal Financial Officer)
Garrett E. Pierce

/s/  JOHN D. CRONAN                            Vice President and Corporate Controller
- ---------------------------------------------    (Principal Accounting Officer)
John D. Cronan

/s/  RONALD G. ASSAF                           Chairman of the Board of Directors
- ---------------------------------------------
Ronald G. Assaf

/s/  JAMES E. LINEBERGER                       Chairman of the Executive Committee and
- ---------------------------------------------    Director
James E. Lineberger

/s/  THOMAS V. BUFFETT                         Director
- ---------------------------------------------
Thomas V. Buffett

/s/  TIMOTHY P. HARTMAN                        Director
- ---------------------------------------------
Timothy P. Hartman

/s/  JEROME M. LEWINE                          Director
- ---------------------------------------------
Jerome M. LeWine

/s/  DR. ARTHUR G. MILNES                      Director
- ---------------------------------------------
Dr. Arthur G. Milnes

/s/  JOHN T. RAY, JR.                          Director
- ---------------------------------------------
John T. Ray, Jr.


                                                                     SCHEDULE II

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEAR ENDING JUNE 30, 1996, 1995, AND 1994
                                 (In millions)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                        1996(1)    1995    1994
- ------------------------------------------------------------------------------------------------
Balance, beginning of period                                            $ 26.4    $ 20.1   $13.5
Additions charged to income                                               25.8      19.6    11.0
Special charges                                                           56.5         -       -
Amounts written off                                                      (47.3 )   (15.5)   (6.1)
Other (including currency translation)                                     1.4       2.2     1.7
- ------------------------------------------------------------------------------------------------
Balance, end of period                                                  $ 62.8    $ 26.4   $20.1
- ------------------------------------------------------------------------------------------------

                         ALLOWANCE FOR INVENTORY LOSSES

                                                                        1996(1)    1995    1994
- ------------------------------------------------------------------------------------------------
Balance, beginning of period                                            $ 10.3    $ 10.6   $ 8.6
Additions charged to income                                               16.5       5.5     4.7
Restructuring and special charges                                         39.8         -       -
Amounts written off                                                      (30.2 )    (6.0)   (2.8)
Other (including currency translation)                                     1.6       0.2     0.1
- ------------------------------------------------------------------------------------------------
Balance, end of period                                                  $ 38.0    $ 10.3   $10.6
- ------------------------------------------------------------------------------------------------

(1) Refer to Note 2 of the Consolidated Financial Statements for discussion of restructuring and special charges.