Form 10-Q
period 1996-09-30
SENSORMATIC ELECTRONICS CORP
filed 1996-11-14
CIK 88974

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT                                    ( ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly
Period Ended  September 30, 1996                  Commission File No.  1-10739
              ------------------                                       -------




                     SENSORMATIC ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                   34-1024665
                 --------                                   ----------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
               organization)                           Identification Number)



               951 Yamato Road, Boca Raton, Florida  33431-0700
      ------------------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


                                (561) 989-7000
      ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                     Same
     --------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X  .      No      .
                               ---           -----


The Registrant had outstanding 73,964,169 shares of Common Stock (par value $.01 per share) as of November 1, 1996.

                      SENSORMATIC ELECTRONICS CORPORATION



                                    INDEX
                                    -----

                                  FORM 10-Q
                    THREE MONTHS ENDED SEPTEMBER 30, 1996




                                                                                    Page
                                                                                    ----
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Condensed Balance Sheets...............................    2
              Consolidated Condensed Statements of Operations.....................    3
              Consolidated Condensed Statements of Cash Flows.....................    4
              Notes to Consolidated Condensed Financial Statements................    5

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................   10

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings.....................................................   14

  Item 6.   Exhibits and Reports on Form 8-K......................................   15

            Signatures............................................................   16

                   SENSORMATIC ELECTRONICS CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In millions, except par value amounts)

                                                                        (Unaudited)
                                                                        September 30,              June 30,
                                                                            1996                     1996
                                                                        -------------              --------
                                         ASSETS

Current assets:
Cash and marketable securities (including marketable securities
   of $3.1 in September 30, 1996 and $3.2 in June 30, 1996)                $   65.8                $  116.9
Accounts receivable, net                                                      248.4                   244.0
Current portion of deferred and installment receivables, net                   27.9                    22.9
Current portion of net investment in sales-type leases                         36.4                    29.0
Inventories, net                                                              160.4                   157.8
Current portion of deferred income taxes                                       30.5                    29.3
Other current assets                                                           66.5                    33.9
                                                                           --------                --------
       Total current assets                                                   635.9                   633.8

Deferred and installment receivables, net                                      20.2                    41.3
Net investment in sales-type leases                                           139.4                   111.3
Revenue equipment, net                                                         59.1                    56.9
Property, plant and equipment, net                                            151.5                   147.8
Costs in excess of net assets acquired, net                                   485.6                   487.5
Deferred income taxes                                                         101.7                    96.9
Patents and other assets, net                                                  59.5                    54.8
                                                                           --------                --------
Total assets                                                               $1,652.9                $1,630.3
                                                                           ========                ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                                            $   37.8                $   24.8
Accounts payable                                                               65.3                    59.9
Other current liabilities and deferred income taxes                           185.4                   174.5
                                                                           --------                --------
       Total current liabilities                                              288.5                   259.2

Long-term debt                                                                497.5                   491.7
Other noncurrent liabilities and deferred income taxes                         38.5                    47.7
                                                                           --------                --------
       Total liabilities                                                      824.5                   798.6

Stockholders' equity:
   Preferred stock, $.01 par value, 10.0 shares authorized                        -                       -
   Common stock, $.01 par value, 74.0 and 73.9 shares outstanding
     at September 30, 1996 and June 30, 1996, respectively                    726.1                   723.8
   Retained earnings                                                          179.8                   181.8
   Treasury stock at cost and other                                           (12.8)                  (13.4)
   Currency translation adjustments                                           (64.7)                  (60.5)
                                                                           --------                --------
       Total stockholders' equity                                             828.4                   831.7
                                                                           --------                --------
Total liabilities and stockholders' equity                                 $1,652.9                $1,630.3
                                                                           ========                ========

The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)


                                                           Unaudited
                                               --------------------------------
                                               Three Months Ended September 30,
                                                   1996               1995
                                               ------------        ------------
Revenues:
  Sales                                           $205.0             $236.1
  Rentals                                           12.5               12.4
  Installation, maintenance and other               28.5               18.7
                                                  ------             ------
     Total revenues                                246.0              267.2
                                                  ------             ------
Operating costs and expenses:
  Costs of sales                                   130.1              137.0
  Depreciation on revenue equipment                  4.6                4.4
  Selling, general and administrative               90.4               86.0
  Research, development and engineering              5.4                6.7
  Amortization of intangible assets                  4.6                4.3
                                                  ------             ------
     Total operating costs and expenses            235.1              238.4
                                                  ------             ------
Operating income                                    10.9               28.8
                                                  ------             ------

Other (expenses) income:
  Interest income                                    4.3                3.7
  Interest expense                                 (11.6)              (8.7)
  Other, net                                        (0.7)              (0.3)
                                                  ------             ------
     Total other (expenses) income                  (8.0)              (5.3)

Income before income taxes                           2.9               23.5
Provision for income taxes                           0.8                6.6
                                                  ------             ------
Net income                                        $  2.1             $ 16.9
                                                  ======             ======

Primary earnings per common share                 $ 0.03             $ 0.23
                                                  ======             ======
Cash dividends per common share                   $0.055             $0.055
                                                  ======             ======

Common Shares used in computation
  of earnings per common share                    74.0               74.0
                                                  ====               ====





   The accompanying notes are an integral part of these financial statements.

                   SENSORMATIC ELECTRONICS CORPORATION
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In millions)



                                                                                  Unaudited
                                                                       -------------------------------
                                                                       Three Months Ended September 30,
                                                                             1996             1995
                                                                            ------           ------
Cash flows from operating activities:
   Net income                                                               $  2.1           $ 16.9
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                                        14.6             11.8
         Other non-cash charges to operations, net                             5.4              6.1

         Net changes in operating assets and liabilities,
            net of effects of acquisitions:
                Increase in receivables and sales-type leases                (32.1)           (52.0)
                Inventories                                                   (4.7)            (4.0)
                Net increase in other operating assets and liabilities       (38.9)           (31.0)
                                                                            ------           ------
            Net cash (used in) provided by operating activities              (53.6)           (52.2)
                                                                            ------           ------

Cash flows from investing activities:
   Capital expenditures                                                      (12.9)           (23.7)
   (Increase) decrease in revenue equipment                                   (7.4)             2.0
   Other, net                                                                  3.2             (7.0)
                                                                            ------           ------
            Net cash used in investing activities                            (17.1)           (28.7)
                                                                            ------           ------

Cash flows from financing activities:
   Bank borrowings and other debt                                             21.1             98.7
   Proceeds from issuance of common stock under
     employee benefit plans and for acquisitions                               2.7              4.0
   Dividends paid                                                             (4.1)            (4.1)
                                                                            ------           ------
            Net cash provided by financing activities                         19.7             98.6
                                                                            ------           ------

Net (decrease) increase in cash                                              (51.0)            17.7
Cash at beginning of year                                                    113.7             44.0
                                                                            ------           ------

Cash at end of year                                                           62.7             61.7
Marketable securities at end of year                                           3.1             27.2
                                                                            ------           ------
Cash and marketable securities at end of year                               $ 65.8           $ 88.9
                                                                            ======           ======





  The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Millions)


a)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending
     June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     In fiscal 1996, the Company changed its presentation from an unclassified to a classified balance sheet. The Company believes this change provides a better presentation of the Company's financial position and conforms with industry practice.

b)   RESTRUCTURING  PLAN

     During fiscal 1996, the Company initiated a restructuring plan which included an extensive and systematic review of its global operations and cost structure aimed at reducing its operating expenses, manufacturing costs and increasing efficiencies. As a result, the Company recorded restructuring charges of $85.3 primarily for product rationalization and related equipment impairment charges, facility closures and severance costs. It is anticipated that approximately $33.3 of these costs will result in cash outlays, of which $13.0 was paid as of September 30, 1996.

     During the first quarter of fiscal 1997, the restructuring reserve was reduced by approximately $3.4 as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity of the restructuring charges as of September 30, 1996:


                                                                                                                   Accrual
                                                 Fiscal 1996                                                    Balance at
                                                  Provision     Cash Reductions     Non-cash Reductions      September 30, 1996
                                                  ---------     ---------------     ------------------       ------------------
Product rationalization, related
  equipment charges and other                       $45.3           $   --               $(34.3)                   $11.0
Closure of facilities and related costs              23.5             (1.4)                (3.3)                    18.8
Employee termination  and related costs              16.5            (11.6)                (0.7)                     4.2
                                                    -----           ------               ------                    -----
       Total                                        $85.3           $(13.0)              $(38.3)                   $34.0
                                                    -----           ------               ------                    -----

     The restructuring plan is expected to be substantially completed prior to the end of calendar year 1997 and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

c)   RECEIVABLES AND NET INVESTMENT IN SALES-TYPE LEASES

     Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (sales-type leases) (which have periodic payments over lease terms from five to six years) at September 30, 1996 and June 30, 1996 are summarized as follows:


                                                  September 30                     June 30
                                                  -------------                    --------
Accounts receivable                                  $277.1                         $276.1
Allowance for doubtful accounts                       (28.7)                         (32.1)
                                                     ------                         ------
  Total accounts receivable, net                     $248.4                         $244.0
                                                     ======                         ======

Deferred receivables                                 $ 13.6                         $ 11.3
Installment receivables                                74.2                           90.6
Allowance for doubtful accounts                       (10.6)                         (13.4)
Unearned interest and maintenance                     (29.1)                         (24.3)
                                                     ------                         ------
  Total deferred and installment
    receivables, net                                   48.1                           64.2
                                                     ------                         ------
Less:  Amounts due in 1 year, net                     (27.9)                         (22.9)
                                                     ------                         ------
  Total noncurrent deferred and
    installment receivables, net                     $ 20.2                         $ 41.3
                                                     ======                         ======


Sales-type leases-minimum lease
  payments receivable                                $247.8                         $206.0
Allowance for uncollectible minimum
 lease payments                                       (16.8)                         (17.3)
Unearned interest and maintenance                     (55.2)                         (48.4)
                                                     ------                         ------
  Total sales-type leases, net                        175.8                          140.3
                                                     ------                         ------
Less:  Amounts due in 1 year, net                     (36.4)                         (29.0)
                                                     ------                         ------
  Total noncurrent sales-type leases, net            $139.4                         $111.3
                                                     ======                         ======



     The Company received net proceeds of $75.8 and $111.5 from the sale or assignment of certain of its receivables and sales-type leases in the three months ended September 30, 1996 and 1995, respectively. The uncollected principal balance of receivables and sales-type leases sold which was subject to varying amounts of recourse totaled $250.3 and $327.4 at September 30, 1996 and 1995, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

     In addition to existing facilities, in July 1996, the Company entered into a new $75.0 receivable purchase agreement facility with a group of financial institutions. This committed facility replaced an existing facility and allows the Company to sell certain of its U.S. receivables on a limited recourse basis. The U.S. receivables sold under this agreement principally include deferred and installment receivables. The Company has limited availability under its existing European receivable financing agreements and, accordingly, has primarily been internally financing its European customer lease agreements. The Company is currently evaluating a global receivable financing strategy which will allow for expanded receivable financing and off-balance sheet treatment under Statement of Financial Accountings Standard No. 125, which is effective prospectively January 1, 1997 and is applicable to subsequent periods.




d)   INVENTORY

     Inventories are summarized as follows:


                                               September 30, 1996     June 30, 1996
                                              -------------------     -------------
Finished goods                                      $134.9                $134.8
Parts                                                 46.2                  42.4
Work-in-process                                       15.4                  18.6
                                                    ------                ------
                                                     196.5                 195.8
Less allowance for inventory losses                  (36.1)                (38.0)
                                                    ------                ------
    Total inventories, net                          $160.4                $157.8
                                                    ======                ======

e)   FINANCIAL INSTRUMENTS

     INTEREST RATE AGREEMENTS
     The Company enters into interest rate agreements with financial institution counterparties principally to manage interest rate exposure associated with its sale of U.S. receivables and debt. See note 13 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for additional discussion.

     At September 30, 1996, the Company was a party to the following interest rate agreements:

     (1) FLOATING TO FIXED SWAP AGREEMENTS

Notional          Expiration      Fixed Rate       Floating Rate
Amount              Date          to be Paid       to be Received
--------          ----------      ----------       --------------
$8.0              May 1999          7.75%           1 Month LIBOR
 7.0              September 1999    5.84%           1 Month LIBOR
 6.5              May 2000          6.16%           1 Month LIBOR
 3.0              April 2000        6.58%           1 Month LIBOR
 2.3              April 1999        4.60%           1 Month LIBOR
 2.1              August 1998       4.80%           1 Month LIBOR
 1.8              May 1998          4.94%           1 Month LIBOR
 1.0              March 1999        4.65%           1 Month LIBOR


     The weighted average interest rates paid and received under all such floating to fixed swap agreements at September 30, 1996 were 6.18% and 5.45%, respectively.

     (2) INTEREST RATE CAP AGREEMENT
     In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at September 30, 1996, of $3.0. Under the agreement the

     Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7% multiplied by the notional amount. At
     September 30, 1996 there was no such excess.


     FOREIGN CURRENCY CONTRACTS
     The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge substantially all of the Company's anticipatory intercompany commitments.

     At September 30, 1996, the Company owned forward contracts and options which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1997 and 1998, as follows:


                                         1998          1997
                                         -----        ------
       French Francs                     $  --        $104.0
       British Pounds                       --          65.2
       German Marks                       18.9          33.3
       Other                               8.8          44.7
                                         -----        ------
          Total                          $27.7        $247.2
                                         =====        ======


f)   RECLASSIFICATIONS

     Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the current period's condensed presentation.


g)   LITIGATION AND OTHER MATTERS

     During the first six months of fiscal 1996, a number of putative class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors, violated certain Federal securities laws. One of the claims against the Company's auditors, asserted under state law, originally included in the consolidated complaint has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claims recited in the consolidated complaint relate to the same events and occurrences as those alleged in the various actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The consolidated complaint requested certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock option traders from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The consolidated complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The consolidated complaint supersedes all prior complaints in the consolidated actions. By stipulation, dated September 12, 1996, the parties to the consolidated class actions agreed to limit the proposed class to all persons who purchased, or received through the exercise of options, shares of common stock of the Company during the period from August 10, 1994 through and including August 31, 1995, provided that shares purchased on August 31, 1995 were purchased at a price of $25.25 per share or higher. The stipulated class excludes persons who acquired common stock pursuant to the Company's merger with Knogo approved by its shareholders in December 1994. The stipulation was approved by the court in an order entered on September 30, 1996.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

        RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        REVENUES
        Revenues for the three months ended September 30, 1996 decreased 8%, as compared to the three months ended September 30, 1995. First quarter fiscal year 1996 revenues include a major customer roll-out order of $28.1, thus contributing to the relative decrease in revenues when compared to first quarter fiscal 1997. Additionally, the decrease in revenues is due to shortages of key components and products for certain product lines. The product shortages are primarily due to manufacturing disruptions in Puerto Rico caused by Hurricane Hortense in September 1996, and order activity which was not forecasted and could not be accommodated by lower inventory levels established in the fourth quarter of fiscal 1996. All regions were affected by the product shortages. Some of these product shortages are expected to continue into the second quarter of fiscal 1997.

        The process of reducing inventories and improving forecasting began in late fiscal 1996 and is ongoing. In connection with the Company's quality improvement effort, new and improved processes are being implemented which are expected to improve the Company's ability to forecast manufacturing and inventory requirements.

        Consolidated EAS system revenues decreased 21.3% from $160.2 in the comparable period last year to $126.1 in the first quarter of fiscal 1997. The decrease is principally a result of reduced UltraMax product line revenues due to product shortages and the increased level of revenue in the first quarter of fiscal 1996 as a result of the previously mentioned major roll-out order. First quarter fiscal 1997 CCTV system revenues of $75.8 reflect a slight increase of 7.7% from $70.6 in the first quarter of fiscal 1996. Worldwide Access Control system revenues decreased 14.1% to $15.2 million in the first quarter of fiscal 1997 as compared to $17.7 in the first quarter of fiscal 1996. Both CCTV system and Access Control system revenues were negatively affected by product shortages.

        Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") increased 11.8% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Although revenues in the current quarter exceeded the first quarter of fiscal 1996 revenues, revenues were lower than expected due to product availability issues, particularly with respect to video cameras, due to manufacturing disruptions in Puerto Rico.

        For the first quarter of fiscal 1997, North American retail revenues decreased 23.1%, as compared to the same period for fiscal 1996.
        As previously indicated, the first quarter of fiscal 1997 revenues reflect a decrease from the same period in the prior year due to a major customer roll-out order of $28.1 in the first quarter for fiscal 1996. In addition, fiscal 1997 revenues were lower than expected due to shortages of key components of the Ultra-Max systems and continued pricing pressures from increased competition.

     In Europe, retail revenues decrease 7.0% from the same period in fiscal 1996. Revenues were down in the U.K. as the Company continues to work through the restructuring of the organization and change its market focus from low-end, high volume business to medium-end and larger accounts. France's revenue growth was negatively impacted by recent legislation restricting the expansion of hypermarkets . Due to this legislation and the high penetration of self-service markets, a larger percentage of France's revenues is attributed to equipment upgrades rather than new EAS installations. The Company continues to experience increased competition in Europe. The Company has recently introduced its narrow lower-cost Ultra-Strip label; Max-Checkout, used in aisle-based hypermarkets; and SensorStrip II proximity deactivatable, low-cost magnetic labels; and is now offering a handheld price-marking gun to dispense EAS labels. These products are expected to improve the Company's competitive position in Europe.

     Revenues from the International retail operations (Asia Pacific and Latin America) for the first quarter of fiscal 1997 remained unchanged as compared to the comparable period of fiscal 1996. The Company completed the acquisition of its distributor operations in Colombia in the fourth quarter of fiscal 1996 and most recently, in October 1996, acquired its distributor operations in Argentina in a stock purchase transaction.

     GROSS MARGINS AND OPERATING INCOME
     In the first quarter of fiscal 1997, the Company has classified certain customer and engineering expenses, previously classified in selling, customer service and administrative expenses as a component of costs of sales. Accordingly, prior period amounts have been reclassified to conform to the current period presentation.

     Gross margins on revenues were 45.2% for the first quarter of fiscal 1997 compared with 47.1% in the first quarter of fiscal 1996. The decline in margins is due primarily to lower product pricing resulting from competition in certain segments of the EAS retail and CCTV markets; the Company expects the pricing pressure to continue in future quarters. The decrease in gross margins was lessened by lower manufacturing costs as a result of the Company's cost reduction program.

     Operating income for the first quarter of fiscal 1997 was $10.9 or 4.4% of total revenues, versus $28.8 million or 10.8% of total revenues for the comparable quarter of fiscal 1996. Operating costs and expenses in the first quarter of fiscal 1997 increased to 95.6% of consolidated revenues, compared with 89.2% for the same period in fiscal 1996.

     OTHER OPERATING EXPENSES
     Total selling, general and administrative expenses, as a percentage of total revenues, were 36.7% for the first quarter of fiscal 1997 as compared to 32.2% reported in the first quarter of fiscal 1996. The increase in expenses over the comparable period is due to the Company's sponsorship of the 1996 summer Olympics and incremental investments in the Company's infrastructure aimed at improving systems and processes.

     Research, development and engineering expenses decreased to 2.2% of revenue in the first quarter of fiscal 1997 as compared to 2.5% in the same period of fiscal 1996. During fiscal 1997, the Company expects spending for research, development and engineering to be comparable to or slightly lower versus fiscal 1996. The lower rate of spending reflects the stage of various programs and not curtailed efforts or activities.

     INTEREST (EXPENSE) AND OTHER INCOME AND TAXES
     Net interest expense of $7.3 for the first quarter of fiscal
     1997 increased by $2.3 over the first quarter of fiscal 1996.
     This increase is primarily due to increased debt levels outstanding during the period as well as an increase in the Company's weighted average rate on its borrowings. In the third and fourth quarter of fiscal 1996, the Company issued $350 million of Senior Notes, the proceeds of which were used primarily to repay short-term U.S. and European bank borrowings and for general corporate purposes. The interest on the Senior Notes is higher than the current short-term borrowing rate.

     The provision for income taxes for the first quarter of fiscal 1997 is based on an estimated effective annual consolidated tax rate of 29% compared to an estimated effective annual consolidated tax rate of 28% utilized for the first quarter of fiscal 1996. In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning after December 31, 1995. The Company does not anticipate any immediate significant adverse effects as a result of the new law.

     The Company reported net income of $2.1, or $.03 per share for the first quarter of fiscal 1997 as compared to net income of $16.9, or $.23 per share reported in the first quarter of fiscal 1996, due to the factors discussed above.


     LIQUIDITY AND CAPITAL RESOURCES
     During fiscal 1997, cash and marketable securities decreased $51.1 primarily due to an increase in sales-type lease receivables and third party receivables from financing institutions, offset partially by an increase in short-term bank borrowings and other debt.

     Cash flow used in operating activities was $53.6 for the three month period ended September 30, 1996 compared with cash used by operations for the three month period ended September 30, 1995 of $52.2. The use of cash in the three month period ended September 30, 1996 was primarily a result of an increase in total receivables, principally caused by a decrease in European sales-type lease receivables sold to third-party financing institutions, and an increase in third party receivables from financing institutions for U.S. receivables sold.
     The receivables from financing institutions is included as a component of "other current assets".

     The Company's investing activities used $17.1 of cash in the first quarter of fiscal 1997, compared to $28.7 in the first quarter of fiscal 1995. Additions to property, plant and equipment totaled $12.9, and include the addition of new enterprise-wide management information system software as well as investments in manufacturing operations for new production equipment. The addition of an enterprise-wide management information system is expected to significantly enhance operational efficiencies and improve customer service. The world-wide implementation of this system is currently underway and is expected to be complete by the end of fiscal 1998.

     For the three month period ended September 30, 1996, financing activities generated $19.7 of cash as compared to $98.6 in the three month period ended September 30, 1995. Cash flows from financing activities were principally due to increased borrowings of approximately $21.1 primarily from the Company's unsecured revolving credit facility, offset in part by cash dividends paid on common stock. The Company's percentage of total debt to total capital was 39.3% at September 30, 1996 as compared to 38.3% at June 30, 1996. The increase in debt is primarily due to an increase in sales-type lease receivables.

     In the first quarter of fiscal 1997, the Company entered into a new $75.0 receivables purchase agreement facility with a group of financial institutions. This committed facility replaced an existing facility and allows the Company to sell certain of its U.S. receivables on a limited recourse basis. The U.S. receivables sold under this agreement principally represent deferred and installment receivables. The Company has limited availability under its existing European receivable financing agreements and, accordingly, has primarily been internally financing its European customer lease agreements. The Company is currently evaluating a global receivable financing strategy, which will allow for expanded receivable financing and off-balance sheet treatment under Statement of Financial Accounting Standards No. 125, which becomes effective prospectively January 1, 1997 and is applicable to subsequent periods.

     At September 30, 1996, the Company's primary sources of liquidity consisted of cash, committed and uncommitted lines of credit totaling approximately $431.5 (of which approximately $37.8 was utilized) and receivable financing agreements, all of which are available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and the financing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1997.


     RESTRUCTURING PLAN
     During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control,
     (ii) improved processes and systems, and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. As a result, the Company recorded restructuring charges of $85.3 in the second and third quarter of fiscal 1996 primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

     The Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. As of September 30, 1996, the planned staff reductions are substantially complete and 15 locations have been eliminated. During the first quarter of fiscal 1997, the restructuring reserve was reduced by approximately $3.4 as a result of cash and non-cash charges.

     Of the total restructuring charges, the anticipated cash outlay is $33.3 of which $13.0 million has been disbursed as of September 30, 1996. The restructuring plan is expected to be substantially complete prior to the end of calendar year 1997 and, the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         With respect to the consolidated putative shareholder class actions pending in the United States District Court for the Southern District of Florida, described in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, the stipulation described in such Report limiting the proposed class was approved by the court in an order entered September 30, 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               11)  Computation of Earnings Per Common Share.
               27)  Financial Data Schedule (for SEC use only).

          b)   Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three-month period ended September 30, 1996.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                                SENSORMATIC ELECTRONICS CORPORATION





                                By   /s/ Garrett E. Pierce
                                     -----------------------------
                                     Garrett E. Pierce
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date:    November 14, 1996