Form 10-K/A
period 1990-06-30
SENSORMATIC ELECTRONICS CORP
filed 1996-11-20
CIK 88974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                FORM 10-K/A-1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1996 Annual Report on Form 10-K as set forth herein:

        Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.

        (3) The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended by substituting in its entirety the following exhibit, which is filed herewith:

        3. (ii)   By-Laws of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 1996.

                                      SENSORMATIC ELECTRONICS CORPORATION

                                      By:     /s/  WALTER A. ENGDAHL
                                            --------------------------------
                                            Walter A. Engdahl
                                            Vice President-Corporate Counsel
                                             and Secretary