Form 10-Q
period 1996-12-31
SENSORMATIC ELECTRONICS CORP
filed 1997-02-14
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   December 31, 1996                   Commission File No.  1-10739
               -----------------                                        -------



                       SENSORMATIC ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                   Delaware                                                  34-1024665
------------------------------------------------               -----------------------------------------
(State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
 organization)

      951 Yamato Road, Boca Raton, Florida                        33431-0700
-------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


                                (561) 989-7000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     Same
-------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report)





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

The Registrant had outstanding 74,039,265 shares of Common Stock (par value $.01 per share) as of January 31, 1997.

                       SENSORMATIC ELECTRONICS CORPORATION



                                      INDEX


                                    FORM 10-Q
                       SIX MONTHS ENDED DECEMBER 31, 1996


                                                                                               Page
                                                                                               ----
PART I.      FINANCIAL INFORMATION

    Item 1. Financial Statements

                     Consolidated Condensed Balance Sheets...................................  2
                     Consolidated Condensed Statements of
                       Operations ...........................................................  3
                     Consolidated Condensed Statements of
                       Cash Flows............................................................  4
                     Notes to Consolidated Condensed
                       Financial Statements..................................................  5

    Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations............................................................ 10

PART II.     OTHER INFORMATION

    Item 1.       Legal Proceedings.......................................................... 16

    Item 4.       Submission of Matters to a
                       Vote of Security Holders.............................................. 17

    Item 6.       Exhibits and Reports on Form 8-K........................................... 18

Signatures        ........................................................................... 19

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In millions, except par value amounts)

                                                                    (Unaudited)
                                                                    December 31,     June 30,
                                                                       1996           1996
                                                                     --------       --------
                                                   ASSETS
CURRENT ASSETS:
Cash and marketable securities  (including marketable securities
   of $2.5 at December 31, 1996 and $3.2 at June 30, 1996)           $   73.9       $  116.9
Accounts receivable, net                                                244.9          244.0
Current portion of deferred and installment receivables, net             20.1           22.9
Current portion of net investment in sales-type leases                   43.0           29.0
Inventories, net                                                        167.8          157.8
Current portion of deferred income taxes                                 23.4           29.3
Other current assets                                                     65.8           33.9
                                                                     --------       --------
        TOTAL CURRENT ASSETS                                            638.9          633.8

Deferred and installment receivables, net                                 7.2           41.3
Net investment in sales-type leases                                     149.1          111.3
Revenue equipment, net                                                   75.7           56.9
Property, plant and equipment, net                                      150.1          147.8
Costs in excess of net assets acquired, net                             506.2          487.5
Deferred income taxes                                                   100.4           96.9
Patents and other assets, net                                            61.7           54.8
                                                                     --------       --------
        TOTAL ASSETS                                                 $1,689.3       $1,630.3
                                                                     ========       ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                      $   60.7       $   24.8
Accounts payable                                                         58.1           59.9
Other current liabilities and deferred income taxes                     191.3          174.5
                                                                     --------       --------
       TOTAL CURRENT LIABILITIES                                        310.1          259.2

Long-term debt                                                          492.9          491.7
Other noncurrent liabilities and deferred income taxes                   41.1           47.7
                                                                     --------       --------
       TOTAL LIABILITIES                                                844.1          798.6



STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                    --             --
Common stock, $.01 par value, 74.0 and 73.9 shares outstanding
     at December 31, 1996 and June 30, 1996, respectively               727.3          723.8
Retained earnings                                                       181.7          181.8
Treasury stock at cost and other                                        (12.7)         (13.4)
Currency translation adjustments                                        (51.1)         (60.5)
                                                                     --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                       845.2          831.7
                                                                     --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,689.3       $1,630.3
                                                                     ========       ========


   The accompanying notes are an integral part of these financial statements.

                     SENSORMATIC ELECTRONICS CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                   (In millions, except per share amounts)


                                                        Three Months            Six Months
                                                      Ended December 31,     Ended December 31,
                                                    --------------------    --------------------
                                                      1996        1995        1996        1995
                                                    --------    --------    --------    --------
Revenues:
   Sales                                            $  212.2    $  201.9    $  417.2    $  438.0
   Rentals                                              14.6        13.2        27.1        25.6
   Installation, maintenance and other                  29.8        29.5        58.3        48.2
                                                    --------    --------    --------    --------
        Total revenues                                 256.6       244.6       502.6       511.8
                                                    --------    --------    --------    --------

Operating costs and expenses:
   Costs of sales                                      132.1       143.2       262.2       280.2
   Depreciation on revenue equipment                     5.7         6.7        10.3        11.1
   Selling, general and administrative                  90.7       139.9       181.1       225.9
   Restructuring charges                                  --        42.8          --        42.8
   Research, development and engineering                 6.1         7.2        11.5        13.9
   Amortization of intangible assets                     4.7         3.7         9.3         8.0
                                                    --------    --------    --------    --------
        Total operating costs and expenses             239.3       343.5       474.4       581.9
                                                    --------    --------    --------    --------
Operating income/(loss)                                 17.3       (98.9)       28.2       (70.1)
                                                    --------    --------    --------    --------

Other (expenses)/ income:
   Interest income                                       4.3         4.1         8.6         7.8
   Interest expense                                    (12.0)       (8.5)      (23.6)      (17.2)
   Other, net                                           (1.1)       (1.9)       (1.8)       (2.2)
                                                    --------    --------    --------    --------
        Total other (expenses)/income                   (8.8)       (6.3)      (16.8)      (11.6)

Income/(loss) before income taxes                        8.5      (105.2)       11.4       (81.7)
Provision/(benefit) for income taxes                     2.4       (40.1)        3.2       (33.5)
                                                    --------    --------    --------    --------
Net income/(loss)                                   $    6.1   ($   65.1)   $    8.2   ($   48.2)
                                                    ========    ========    ========    ========

Primary earnings/(losses) per common share          $   0.08   ($   0.88)   $   0.11   ($   0.65)
                                                    ========    ========    ========    ========

Cash dividends per common share                     $  0.055    $  0.055    $  0.110    $  0.110
                                                    ========    ========    ========    ========

Common shares used in computation of
      primary earnings/(losses) per common share        74.2        73.5        74.1        73.4
                                                    ========    ========    ========    ========





   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)


                                                                                              Six Months
                                                                                          Ended December 31,
                                                                                  -------------------------------
                                                                                    1996                   1995
                                                                                  --------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                               $  8.2                $(48.2)
   Adjustments to reconcile net income/(loss) to net cash
                                used in operating activities:
        Depreciation and amortization                                                32.4                  23.6
        Restructuring charges, net                                                     --                  42.8
        Other non-cash charges to operations, net                                    14.4                  63.8

        Net changes in operating assets and liabilities,
                   net of effects of acquisitions:
                Increase in receivables and sales-type leases                       (35.3)                (70.2)
                (Increase)/decrease in inventories                                  (10.3)                 15.6
                Net increase in other operating assets and liabilities              (29.9)                (55.3)
                                                                                   ------                ------
            Net cash used in operating activities                                   (20.5)                (27.9)
                                                                                   ------                ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (20.8)                (35.3)
   Increase in revenue equipment, net of deletions                                  (18.8)                (20.3)
   Business acquisition, net of cash acquired                                       (14.8)                 (7.0)
   Other, net                                                                         0.7                   0.5
                                                                                   ------                ------
            Net cash used in investing activities                                   (53.7)                (62.1)
                                                                                   ------                ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt                                                    37.1                 101.0
   Issuance of common stock under employee benefit plans                              3.5                  10.6
   Dividends paid                                                                    (8.3)                 (8.1)
   Other, net                                                                        (0.4)                 (1.0)
                                                                                   ------                ------
            Net cash provided by financing activities                                31.9                 102.5
                                                                                   ------                ------

Net (decrease)/increase in cash                                                     (42.3)                 12.5
Cash at beginning of the year                                                       113.7                  43.6
                                                                                   ------                ------

Cash at end of the period                                                            71.4                  56.1
Marketable securities at end of the period                                            2.5                  27.5
                                                                                   ------                ------
Cash and marketable securities at end of the period                                $ 73.9                $ 83.6
                                                                                   ======                ======






   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         In fiscal 1996, the Company changed its presentation from an unclassified to a classified balance sheet. The Company believes this change provides a better presentation of the Company's financial position and conforms with industry practice.

b)       Restructuring and Special Charges

         During the second quarter of fiscal 1996, the Company initiated an extensive and systematic review of its global operations, cost structure and balance sheet aimed at reducing its operating expenses, manufacturing costs and increasing efficiencies. As a result, the Company recorded restructuring and special charges totaling $186.0 pretax in the second and third quarters of fiscal 1996 primarily for product rationalization and related equipment impairment charges, facility closure and severance costs, and increases in the valuation allowances for doubtful accounts receivable and inventories. The restructuring and special charges recorded in the second quarter of fiscal 1996 were $42.8 and $69.1 pretax, respectively. The special charges recorded in the second quarter of fiscal 1996 were as follows:
         $15.1 in costs of sales, $1.6 in depreciation on revenue equipment, $51.9 in selling, general and administrative, and $.5 in research, development and engineering expenses.

         Approximately $33.3 of the total restructuring costs recorded in fiscal 1996 of $85.3 will result in cash outlays, of which $15.0 was paid as of December 31, 1996. During the first six months of fiscal 1997, the restructuring reserve was reduced by approximately $10.0 as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity of the restructuring charges as of December 31, 1996:



                                                                                  Non-cash             Reserve
                                                    Fiscal 1996      Cash       (Reductions)/         Balance at
                                                     Provision    Reductions     Adjustments      December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Product rationalization, related
     equipment charges and other                      $  45.3      $    --        $ (38.7)             $  6.6
Closure of facilities and related costs                  23.5         (1.9)          (4.3)               17.3
Employee termination and related costs                   16.5        (13.1)            .1                 3.5
-------------------------------------------------------------------------------------------------------------------
          Total                                       $  85.3      $ (15.0)       $ (42.9)             $ 27.4
-------------------------------------------------------------------------------------------------------------------

         The restructuring plan is expected to be substantially completed prior to the end of calendar year 1997 and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

c)       Receivables and Net Investment in Sales-Type Leases

         Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which have periodic payments over lease terms from five to six years) at December 31, 1996 and June 30, 1996 are summarized as follows:

                                                                             December 31                   June 30
                                                                             -----------                   -------
Accounts receivable                                                            $278.2                      $276.1
Allowance for doubtful accounts                                                 (33.3)                      (32.1)
                                                                               ------                      ------
     Total accounts receivable, net                                            $244.9                      $244.0
                                                                               ======                      ======


Deferred receivables                                                           $ 10.8                      $ 11.3
Installment receivables                                                          50.8                        90.6
Allowance for doubtful accounts                                                 (11.2)                      (13.4)
Unearned interest and maintenance                                               (23.1)                      (24.3)
                                                                               ------                      ------
     Total deferred and installment receivables, net                             27.3                        64.2
                                                                               ------                      ------
Less:  Amounts due in 1 year, net                                               (20.1)                      (22.9)
                                                                               ------                      ------
     Total noncurrent deferred and
        installment receivables, net                                           $  7.2                      $ 41.3
                                                                               ======                      ======


Sales-type leases-minimum lease payments receivable                            $258.2                      $206.0
Allowance for uncollectible minimum lease payments                              (16.0)                      (17.3)
Unearned interest and maintenance                                               (50.1)                      (48.4)
                                                                               ------                      ------
    Total sales-type leases, net                                                192.1                       140.3
                                                                               ------                      ------
Less:  Amounts due in 1 year, net                                               (43.0)                      (29.0)
                                                                               ------                      ------
    Total noncurrent sales-type leases, net                                    $149.1                      $111.3
                                                                               ======                      ======


         The Company received net proceeds of $173.4 and $210.6 from the sale or assignment of certain of its receivables and sales-type leases in the six months ended December 31, 1996 and 1995, respectively. The uncollected principal balance of receivables and sales-type leases sold which was subject to varying amounts of recourse totaled $255.9 and $278.3 at December 31, 1996 and 1995, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

         In addition to existing facilities, during July 1996, the Company entered into a new $75.0 receivable purchase agreement facility with a group of financial institutions. This committed facility replaced an existing facility and allows the Company to sell certain of its U.S. receivables on a limited recourse basis. The U.S. receivables sold under this agreement principally include deferred and installment receivables. The Company has limited availability under certain of its existing European receivable financing agreements and, accordingly, has been internally financing a portion of its European customer lease agreements. The Company is currently evaluating a global receivable financing strategy, which would allow for expanded receivable financing and off-balance sheet treatment under Statement of Financial Accounting Standards No. 125, which is effective prospectively commencing January 1, 1997.

d)       Inventory

         Inventories are summarized as follows:

                                                                          December 31, 1996                 June 30, 1996
                                                                          -----------------                 -------------
Finished goods                                                                 $133.1                           $134.8
Parts                                                                            48.7                             42.4
Work-in-process                                                                  20.9                             18.6
                                                                               ------                           ------
                                                                                202.7                            195.8
Less allowance for inventory losses                                             (34.9)                           (38.0)
                                                                               ------                           ------
     Total inventories, net                                                    $167.8                           $157.8
                                                                               ======                           ======

e)       Debt

         In December 1996, the Company entered into a $250.0 revolving credit agreement with a group of banks led by two major U.S. financial institutions. The new facility has a three-year term and a maturity date of December 10, 1999. The facility replaced the Company's previous one-year facility initiated in December 1994.

f)       Financial Instruments

         Interest rate agreements
         The Company enters into interest rate agreements with financial institution counterparties principally to manage interest rate exposure associated with its sale of U.S. receivables and debt. See note 13 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for additional discussion.

         At December 31, 1996, the Company was a party to the following interest rate agreements:

         (1) FLOATING TO FIXED SWAP AGREEMENTS

          Notional              Expiration                 Fixed Rate                            Floating Rate
          Amount                   Date                    to be Paid                            to be Received
---------------------------------------------------------------------------------------------------------------------
            $7.0               May 1999                       7.75%                              1 Month LIBOR
             7.0               September 1999                 5.84%                              1 Month LIBOR
             6.5               May 2000                       6.16%                              1 Month LIBOR
             2.7               April 2000                     6.58%                              1 Month LIBOR
             1.9               April 1999                     4.60%                              1 Month LIBOR
             1.8               August 1998                    4.80%                              1 Month LIBOR
             1.5               May 1998                       4.94%                              1 Month LIBOR
             0.8               March 1999                     4.65%                              1 Month LIBOR
---------------------------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such floating to fixed swap agreements at December 31, 1996 were 6.21% and 5.60%, respectively.

         (2) INTEREST RATE CAP AGREEMENT
         In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at December 31, 1996 of $2.5. Under the agreement the Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7% multiplied by the notional amount. At December 31, 1996 there was no such excess.

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

         At December 31, 1996, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1997, as follows:


                                                                                   1998                    1997
----------------------------------------------------------------------------------------------------------------------------
         French Francs                                                          $       -                $   58.6
         British Pounds                                                                 -                   100.7
         German Marks                                                                18.9                    30.9
         Other                                                                        8.8                    50.9
----------------------------------------------------------------------------------------------------------------------------
                  Total                                                         $    27.7                $  241.1
----------------------------------------------------------------------------------------------------------------------------


g)       Reclassifications

         Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's condensed presentation.

h)       Litigation and other matters

         During the first six months of fiscal 1996, a number of class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors, violated certain Federal securities laws.

         One of the claims against the Company's auditors, asserted under state law, originally included in the consolidated complaint, has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claims recited in the consolidated complaint relate to the same events and occurrences as those alleged in the various actions referred to above, updated to incorporate more recent events and occurrences and to reflect certain information furnished to plaintiffs during pre-trial discovery. The consolidated complaint requested certification of the action as a class action on behalf of all purchasers of the common stock of the Company and certain stock option traders from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo. The consolidated complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995

         The following discussion of operating results excludes the effects of restructuring and special charges recorded in fiscal 1996, which are discussed in the section "Restructuring and Special Charges" below.

         Revenues
         Revenues of $256.6 for the second quarter of fiscal 1997 reflect an increase of 4.9% over revenues of $244.6 for the same period in fiscal 1996. The increase in the fiscal 1997 second quarter revenues was primarily due to an increase in worldwide retail business revenues of 10% over the same period in fiscal 1996, partially offset by an 8.0% decrease in revenues of the worldwide commercial/industrial business unit. Revenues of $502.6 for the six months ended December 31, 1996 decreased 1.8%, as compared to the revenues of $511.8 for the six months ended December 31, 1995. Revenues for the first quarter of fiscal 1996 included a major customer roll-out order of $28.1, thus contributing to the relative decrease when compared to fiscal 1997 year-to-date revenues. Additionally, the decrease in fiscal 1997 year-to-date revenues is due to shortages of key components and products for certain product lines. The product shortages are primarily a result of curtailed manufacturing in Puerto Rico as a result of Hurricane Hortense in September 1996 and increased order activity which was not forecasted and could not be accommodated by lower inventory levels established in the fourth quarter of fiscal 1996.

         The second quarter continued to be impacted by product shortages, however, not to the extent experienced in the first quarter of fiscal 1997. In the second quarter, manufacturing production increased to recoup lost production as well as meet existing demand. In connection with the Company's Q(3) Program, which focuses on quality and process improvements, new and improved procedures are being implemented which are expected to improve the Company's ability to forecast manufacturing and inventory requirements.

         Consolidated EAS system revenues increased 5.8% to $138.1 in the second quarter of fiscal 1997 and decreased 9.1% to $264.3 in the first six months of fiscal 1997 from the comparable periods of fiscal 1996. The increase in the second quarter EAS revenues over the comparable period in the prior year resulted principally from increased Ultra-Max product line revenues, which is used primarily by retail customers. The decrease for the six months ended December 31, 1996 is principally due to a major customer roll-out order in the first quarter of fiscal 1996 and product shortages as previously discussed. CCTV system revenues increased 1.9% to $74.4 and 4.6% to $150.2 for the second quarter and the first six months of fiscal 1997, respectively, from the comparable periods of fiscal 1996. Worldwide Access Control system revenues increased 1.1% to $13.3 in the second quarter of fiscal 1997 and decreased 7.5% to $28.5 in the first six months of fiscal 1997 as compared to the comparable periods of fiscal 1996. Although CCTV and Access Control system revenues increased for the second quarter of fiscal 1997, both product lines were negatively affected by weaker sales in the commercial/industrial market as a result of product shortages which carried over from the first quarter and increased competition.

         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 8.0% and increased 1.1% in the second quarter and first six months of fiscal 1997, respectively, as compared to fiscal 1996. The decrease in revenues for the second quarter and the flat revenues for fiscal 1997 are principally due to product availability problems, especially in the CCTV product line, product competition and integration and rationalization activities in the U.S. and Europe. In the U.S., C/I Worldwide is completing the integration of its acquired product companies under a single management group. The Company is currently consolidating its C/I Worldwide business in Europe to reduce costs and strategically position the C/I Worldwide business within this region for future growth and improved customer support. C/I Worldwide expects modest growth or flat revenues for the remainder of fiscal 1997 as compared to fiscal 1996 as a result of the above mentioned factors.

         For the second quarter and the first six months of fiscal 1997, North American retail revenues increased 26.0% and decreased 3.8%, respectively, as compared to the same periods for fiscal 1996. For the second quarter of fiscal 1997, Ultra Max revenues increased approximately 29% over the year ago quarter reflecting increased sales and numerous system upgrades by retailers. As previously indicated, revenues for the first six months of fiscal 1997 reflect a decrease from the same period in the prior year due to a major customer roll-out order of $28.1 recorded in the first quarter of fiscal 1996 and product shortages.

         In Europe, retail revenues decreased 6.4% and 6.7% for the second quarter and the first six months of fiscal 1997, respectively, as compared to the same periods for fiscal 1996. The decrease in Europe retail revenues is primarily attributable to operations in the U.K. as a result of reorganization and restructuring activities. Progress has been made through the second quarter as management works to return these operations to profitability. Due to legislation restricting the expansion of hypermarkets, a larger percentage of France's revenue is attributable to equipment upgrades rather than new EAS installations. Although the hypermarket equipment upgrade business is strong, revenue levels in fiscal 1997 are lower as equipment upgrades generate lower levels of revenues than new sales.

         Revenues in Asia Pacific increased 22.1% and 7.9%, respectively, for the second quarter and the first six months of fiscal 1997 as compared to the comparable periods of fiscal 1996. Revenues in Latin America also increased 37.9% and 24.9%, respectively, for the second quarter and the first six months of fiscal 1997 as compared to the same periods of fiscal 1996. In a stock purchase transaction, the Company acquired its distributor in Argentina for cash and future contingent payments up to approximately $5.0 during October 1996. The acquisition in Argentina accounted for approximately 11% of the second quarter of fiscal 1997 increase in the International Retail business unit revenue as compared to the year ago quarter.

         Gross Margins
         Effective fiscal 1997, the Company has classified certain customer and engineering expenses, previously classified in selling, customer service and administrative expenses (renamed as "selling, general and administrative"), as a component of costs of sales. Accordingly, prior year amounts have been reclassified to conform to the current period presentation.

         Gross margins on revenues were 46.3% and 45.8% for the three and six month periods ended December 31, 1996, respectively, compared with 45.5% and 46.4% for the comparable periods of the prior year. The three months' increase in the gross margin is largely due to lower costs of manufacturing as a result of increased production volume efficiencies, as well as cost reduction efforts. The trend in quarterly gross margins over the preceding five quarters reflects consistent improvement, principally due to cost reduction programs, however certain segments of the Company's markets are experiencing dynamic pricing competition.

         Operating Expenses and Operating Income
         Selling, general and administrative expenses, as a percentage of total revenues, was 35.4% and 36.0% for the second quarter and the first six months of fiscal 1997, respectively, as compared to 36.0% and 34.0% for the comparable periods in fiscal 1996. The decrease in expenses as a percent of revenues for the second quarter reflects the results of cost reduction efforts. The increase in expenses for the six months ended December 31, 1996 over the comparable period of the prior year is due to the Company's sponsorship of the 1996 summer Olympics and incremental investments in the Company's infrastructure aimed at improving systems and processes. The Company completed its Olympic sponsorship activities and related expense exposure in the first quarter of fiscal 1997.

         Research, development and engineering expenses decreased to 2.4% and 2.3% of revenue in the three and six months ended December 31, 1996 as compared to 2.7% and 2.6% for the same periods in fiscal 1996, respectively. Research, development and engineering expenses of $6.1 in the second quarter increased by 13.0% as compared to the first quarter of fiscal 1997, reflecting efforts to bring new products to market in the second half of fiscal 1997. During fiscal 1997, the Company expects spending for research, development and engineering to be comparable to or slightly lower versus fiscal 1996.

         Operating income for the three and six months ended December 31, 1996 increased to $17.3, or 6.7% of revenues, and decreased to $28.2, or 5.6% of revenues, respectively, versus $13.0, or 5.3% of revenues, and $41.8, or 8.2% of revenues, respectively, for the comparable periods of fiscal 1996.

         Interest Expense and Other Income and Taxes
         Net interest expense of $7.7 and $15.0 for the second quarter and first six months of fiscal 1997, respectively, reflected an increase of $3.3 and $5.6 over the comparable periods of fiscal 1996. This increase is primarily due to increased debt levels outstanding during the period as well as an increase in the Company's weighted average interest rate on its borrowings. In the third and fourth quarter of fiscal 1996, the Company issued $350.0 of Senior Notes, the proceeds of which were used to repay short-term U.S. and European bank borrowings and for general corporate purposes.

         The provision for income taxes for the first six months of fiscal 1997 is based on an estimated effective annual consolidated tax rate of 29.0% compared to an estimated effective annual consolidated tax benefit of 41.0% utilized for the first six months of fiscal 1996. The tax benefit for the prior year related primarily to the restructuring and special charges recorded during the second and third quarter of fiscal 1996. In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning after December 31, 1995. The Company does not anticipate any immediate significant adverse effects as a result of the new law.

         The Company reported net income of $6.1, or $.08 per share, and $8.2, or $.11 per share, for the second quarter and first six months of fiscal 1997, respectively, as compared to a loss of $65.1, or $.88 per share, and a loss of $48.2, or $.65 per share (including restructuring and special charges), respectively, for the same periods of fiscal 1996, as a result of the factors discussed above.


         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, cash and marketable securities decreased $42.3 primarily due to an increase in sales-type lease receivables, third-party receivables from financing institutions, capital expenditures, investments in revenue equipment and acquisitions, offset partially by an increase in short-term bank borrowings and other debt. The 1997 year-to-date decrease of $42.3 in cash represents a $51.0 decrease in the first quarter and an $8.7 increase in the second quarter.

         For the six month period ended December 31, 1996 cash flow used in operating activities was $20.5 compared with cash used in operations for the six month period ended December 31, 1995 of $27.9. The use of cash in the six month period ended December 31, 1996 was primarily a result of an increase in total receivables, principally sales-type lease receivables, and an increase in third party receivables from financing institutions. The receivables from financing institutions is included as a component of "other current assets".

         Cash flows significantly improved for the three month period ended December 31, 1996. Operating activities for such three month period provided cash of $33.2 compared with the negative cash flow from operations of $53.6 in the first quarter of fiscal 1997 and $24.3 for the same period in the prior year. The increase in cash flow for the second quarter of fiscal 1997 as compared to the preceding quarter was due principally to cash provided by operations and a decrease in accounts receivables.

         The Company's investing activities used $53.7 of cash in the first six months of fiscal 1997, compared to $62.1 in the first six months of fiscal 1996. The investing activity was principally due to capital expenditures of $20.8, increases in the Company's investment in revenue equipment of $18.8 and an acquisition of $14.8. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of enterprise-wide management information system software to enhance operational efficiencies and improve customer service. The world-wide implementation of this system is currently underway and is expected to be complete by the end of fiscal 1998. The increases in revenue equipment are due to the expansion of the Company's operating lease base. As previously mentioned, the Company acquired its distributor in Argentina during the second quarter of fiscal 1997 for cash, see above for further discussion.

         For the six month period ended December 31, 1996, financing activities generated $31.9 of cash as compared to $102.5 in the six month period ended December 31, 1995. Cash flows from financing activities were principally due to additional borrowings of approximately $37.1, primarily from the Company's unsecured revolving credit facility, offset, in part, by cash dividends paid on common stock. The Company's percentage of total debt to total capital was 39.6% at December 31, 1996 as compared to 38.3% at June 30, 1996. The increase in debt is primarily due to an increase in internally financed sales-type lease receivables.

         In December 1996, the Company entered into a new $250.0 multicurrency revolving credit agreement. The new facility has a three-year term and a maturity date of December 10, 1999. The new facility replaced the Company's pre-existing $320.0 line of credit.

         During the first six months of fiscal 1997, the Company entered into a new $75.0 receivables purchase agreement facility with a group of financial institutions. This committed facility replaced an existing facility and allows the Company to sell certain of its U.S. receivables on a limited recourse basis. The U.S. receivables sold under this agreement principally represent deferred and installment receivables. The Company has limited availability under certain of its existing European receivable financing agreements and, accordingly, has been internally financing a portion of its European customer lease agreements. The Company is currently evaluating a global receivable financing strategy, which would allow for expanded receivable financing and off-balance sheet treatment under Statement of Financial Accounting Standards No. 125, which is effective prospectively commencing January 1, 1997.

         At December 31, 1996, the Company's primary sources of liquidity consisted of cash, committed and uncommitted lines of credit totaling approximately $361.5 (of which approximately $60.7 was utilized) and receivable financing agreements, all of which are available subject to compliance with certain covenants. The Company believes that the liquidity provided by future operations, existing cash and the financing arrangements described above will be sufficient to meet the Company's future capital requirements.


         RESTRUCTURING AND SPECIAL CHARGES

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control, (ii) improved processes and systems, and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. As a result, the Company recorded restructuring charges of $85.3 in the second and third quarters of fiscal 1996, primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

         The Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of approximately 30 locations, principally in the U.K. and U.S. As of December 31, 1996, the planned staff reductions are substantially completed and approximately one-half of the locations have been eliminated and the remaining locations are in various stages of disposition. During the first six months of fiscal 1997, the restructuring reserve was reduced by approximately $10.0 as a result of cash and non-cash charges.

         Approximately $33.3 of the restructuring costs will result in cash outlays, of which $15.0 has been disbursed as of December 31, 1996. The restructuring plan is expected to be substantially completed prior to the end of calendar year 1997 and, the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

         Additionally, during the second and third quarters of fiscal 1996, the Company performed an extensive review of its balance sheet, due primarily to the weakening in the retail industry following a poor holiday season. As a result of this review, the Company recorded special charges of $100.7, primarily representing increases in the valuation allowances for doubtful accounts receivable and inventories. The special charges recorded in the second quarter of fiscal 1996 were $69.1 and are included in the Consolidated Statement of Operations as follows: $15.1 in costs of sales, $1.6 in depreciation on revenue equipment, $51.9 in selling, general and administrative, and $.5 in research, development and engineering expenses.

         PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings


         Reference is made to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and to the Company's current report on Form 8-K filed November 21, 1996.

         Item 4.   Submission of Matters to A Vote of Security Holders

         The Annual Meeting of stockholders of the Company was held on November 22, 1996. The following business was transacted:

         Two directors were voted on by 87% of the outstanding shares with 88% of those voting for the nominees, Ronald G. Assaf and Dr. Arthur G. Milnes.

         An amendment to increase the total number of shares that may be issued under the Company's 1995 Stock Incentive Plan by 2,000,000 shares was voted on by 86% of the outstanding shares with 76% of those voting in favor of the amendment.

         Item 6.   Exhibits and Reports on Form 8-K

                   a)      Exhibits

                           10) Multicurrency Revolving Credit Agreement dated December 16, 1996 with a maturity date of December 10, 1999.
                           11)      Computation of Earnings Per Common Share.
                           27)      Financial Data Schedule (for SEC use only).

                   b)      Reports on Form 8-K:

                                    On November 21, 1996, the Company filed
                                    a Current Report on Form 8-K with
                                    respect to a lawsuit filed in the Court of Chancery of the State of Delaware against the Company and the members of its Board of Directors by a person claiming to be a shareholder of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                     SENSORMATIC ELECTRONICS CORPORATION



                                     By       /s/ Garrett E. Pierce
                                              --------------------------------
                                              Garrett E. Pierce
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                     Date:    February 14, 1997