Form 10-Q
period 1997-03-31
SENSORMATIC ELECTRONICS CORP
filed 1997-05-15
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT                      ( ) TRANSITION REPORT


                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly
Period Ended      March 31, 1997                 Commission File No.  1-10739
                  --------------                                      --------



                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                    34-1024665
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



                 951 Yamato Road, Boca Raton, Florida     33431-0700
--------------------------------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)



                                 (561) 989-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

The Registrant had outstanding 74,204,458 shares of Common Stock (par value $.01 per share) as of April 30, 1997.

                       SENSORMATIC ELECTRONICS CORPORATION



                                      INDEX
                                      -----


                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 1997



                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

                 Consolidated Condensed Balance Sheets ....................     2
                 Consolidated Condensed Statements of
                   Operations .............................................     3
                 Consolidated Condensed Statements of
                   Cash Flows .............................................     4
                 Notes to Consolidated Condensed
                   Financial Statements ...................................     5

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ...............................................    10

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings ........................................      18

     Item 6.   Exhibits and Reports on Form 8-K .........................      19

Signatures ..............................................................      20


                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In millions, except par value amounts)

                                                                                   (Unaudited)
                                                                                     March 31,         June 30,
                                                                                        1997             1996
                                                                                   ---------------   ---------------
                              ASSETS

Current assets:
Cash and marketable securities  (including marketable securities
    of $2.6 at March 31, 1997 and $3.2 at June 30, 1996)                             $     63.2     $    116.9
Accounts receivable, net                                                                  256.3          244.0
Current portion of deferred and installment receivables, net                               15.5           22.9
Current portion of net investment in sales-type leases                                     39.9           29.0
Inventories, net                                                                          200.0          157.8
Current portion of deferred income taxes                                                   14.2           29.3
Other current assets                                                                       59.4           33.9
                                                                                     ----------     ----------
       Total current assets                                                               648.5          633.8

Deferred and installment receivables, net                                                   5.6           41.3
Net investment in sales-type leases                                                       117.6          111.3
Revenue equipment, net                                                                     71.0           56.9
Property, plant and equipment, net                                                        151.0          147.8
Costs in excess of net assets acquired, net                                               484.1          487.5
Deferred income taxes                                                                     112.9           96.9
Patents and other assets, net                                                              82.2           54.8
                                                                                     ----------     ----------

       Total assets                                                                  $  1,672.9     $  1,630.3
                                                                                     ==========     ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                                                      $     55.2     $     24.8
Accounts payable                                                                           57.0           59.9
Other current liabilities and deferred income taxes                                       198.7          174.5
                                                                                     ----------     ----------
       Total current liabilities                                                          310.9          259.2

Long-term debt                                                                            504.4          491.7
Other noncurrent liabilities and deferred income taxes                                     39.8           47.7
                                                                                     ----------      ---------
       Total liabilities                                                                  855.1          798.6


Stockholders' equity:
Preferred stock, $.01 par value, 10.0 shares authorized                                  --             --
Common stock, $.01 par value, 74.3 and 73.9 shares outstanding
     at March 31, 1997 and June 30, 1996, respectively                                    731.0          723.8
Retained earnings                                                                         183.3          181.8
Treasury stock at cost and other                                                          (15.4)         (13.4)
Currency translation adjustments                                                          (81.1)         (60.5)
                                                                                     ----------     ----------
       Total stockholders' equity                                                         817.8          831.7
                                                                                     ----------     ----------

       Total liabilities and stockholders' equity                                    $  1,672.9     $  1,630.3
                                                                                     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                     (In millions, except per share amounts)


                                                                   Three Months                     Nine Months
                                                                  Ended March 31,                  Ended March 31,
                                                           -----------------------------   -----------------------------
                                                               1997             1996          1997             1996
                                                               ----             ----          ----             ----
Revenues:
   Sales                                                     $    205.8     $    192.4     $    623.0     $    630.4
   Rentals                                                         15.0           12.7           42.1           38.3
   Installation, maintenance and other                             29.3           20.2           87.6           68.4
                                                             ----------     ----------     ----------     ----------
        Total revenues                                            250.1          225.3          752.7          737.1
                                                             ----------     ----------     ----------     ----------
Operating costs and expenses:
   Costs of sales                                                 126.6          134.3          388.8          414.5
   Depreciation on revenue equipment                                5.2            4.6           15.5           15.7
   Selling, general and administrative                             92.0          105.6          273.1          331.5
   Restructuring charges                                             --           42.5             --           85.3
   Research, development and engineering                            6.0            7.0           17.5           20.9
   Amortization of intangible assets                                5.3            4.4           14.6           12.4
                                                             ----------     ----------     ----------     ----------
        Total operating costs and expenses                        235.1          298.4          709.5          880.3
                                                             ----------     ----------     ----------     ----------

Operating income/(loss)                                            15.0          (73.1)          43.2         (143.2)
                                                             ----------     ----------     ----------     ----------
Other (expenses)/income:
   Interest income                                                  4.1            3.1           12.7           10.9
   Interest expense                                               (12.1)          (8.7)         (35.7)         (25.9)
   Other, net                                                       1.1           (0.5)          (0.7)          (2.7)
                                                             ----------     ----------     ----------     ----------

        Total other (expenses)/income                              (6.9)          (6.1)         (23.7)         (17.7)

Income/(loss) before income taxes                                   8.1          (79.2)          19.5         (160.9)

Provision/(benefit) for income taxes                                2.3          (29.2)           5.5          (62.7)
                                                             ----------     ----------     ----------     ----------

 Net income/(loss)                                           $      5.8     $    (50.0)    $     14.0     $    (98.2)
                                                             ==========     ==========     ==========     ==========

Primary earnings/(losses) per common share                   $     0.08     $    (0.68)    $     0.19     $    (1.33)
                                                             ==========     ==========     ==========     ==========
Cash dividends per common share                              $    0.055     $    0.055     $    0.165     $    0.165
                                                             ==========     ==========     ==========     ==========
Common shares used in computation or
       primary earnings/(losses) per common share                  74.4           73.8           74.2           73.5
                                                             ==========     ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In millions)


                                                                                       Nine Months
                                                                                     Ended March 31,
                                                                                    ------------------
                                                                                    1997          1996
                                                                                    ----          ----
Cash flows from operating activities:
   Net income/(loss)                                                             $   14.0     $  (98.1)
   Adjustments to reconcile net income/(loss) to net cash
                  used in operating activities:
        Depreciation and amortization                                                49.3         36.4
        Restructuring charges, net                                                     --         77.7
        Other non-cash charges to operations, net                                    23.2        125.2

        Net changes in operating assets and liabilities,
                               net of effects of acquisitions:
                Increase in receivables and sales-type leases                       (14.8)       (98.6)
                Decrease in current and deferred income taxes
                   relating to the restructuring and special charges                   --        (86.5)
                Increase in inventories                                             (46.6)        (6.0)
                Net increase in other operating assets and liabilities              (43.4)       (17.6)
                                                                                 --------     --------
            Net cash used in operating activities                                   (18.3)       (67.5)
                                                                                 --------     --------

Cash flows from investing activities:
   Capital expenditures                                                             (31.7)       (40.5)
   Increase in revenue equipment, net of deletions                                  (23.9)       (37.0)
   Business acquisition, net of cash acquired                                       (14.8)        (7.0)
   Maturities of marketable securities                                                0.7         13.4
   Other, net                                                                          --         (3.4)
                                                                                 --------     --------
            Net cash used in investing activities                                   (69.7)       (74.5)
                                                                                 --------     --------

Cash flows from financing activities:
   Issuance of Senior Notes, net                                                       --        229.0
   Bank borrowings/(repayments) and other debt                                       44.6        (28.5)
   Issuance of common stock under employee benefit plans                              4.5          8.5
   Dividends paid                                                                   (12.5)       (12.1)
   Other, net                                                                        (1.7)        (0.2)
                                                                                 --------     --------
            Net cash provided by financing activities                                34.9        196.7
                                                                                 --------     --------

Net (decrease)/ increase in cash                                                    (53.1)        54.7
Cash at beginning of the year                                                       113.7         43.6
                                                                                 --------     --------

Cash at end of the period                                                            60.6         98.3
Marketable securities at end of the period                                            2.6         17.0
                                                                                 --------     --------
Cash and marketable securities at end of the period                              $   63.2     $  115.3
                                                                                 ========     ========






   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         In fiscal 1996, the Company changed its presentation from an unclassified to a classified balance sheet. The Company believes this change provides a better presentation of the Company's financial position and conforms with industry practice.

b)       RESTRUCTURING AND SPECIAL CHARGES

         During the second quarter of fiscal 1996, the Company initiated an extensive and systematic review of its global operations, cost structure and balance sheet aimed at reducing its operating expenses, manufacturing costs and increasing efficiencies. As a result, the Company recorded restructuring and special charges totaling $186.0 pretax in the second and third quarter of fiscal 1996 primarily for product rationalization and related equipment impairment charges, facility closures and severance costs, and increases in the valuation allowances for doubtful accounts receivable and inventories. The total restructuring and special charges recorded in the second and third quarter of fiscal 1996 were $85.3 and $100.7 pretax, respectively. The special charges are reflected in the accompanying Statement of Operations as follows:

                                                             Three Months       Nine Months
                                                                Ended             Ended
                                                            March 31, 1996    March 31, 1996
            --------------------------------------------------------------------------------
            Cost of Sales                                      $  14.0          $   29.1
            Depreciation on Revenue Equipment                      1.0               2.6
            Selling, general and administrative                   16.6              68.5
            Research, development and engineering                   --               0.5
            --------------------------------------------------------------------------------
                   Total                                       $  31.6          $  100.7
            --------------------------------------------------------------------------------




         Approximately $33.3 of the restructuring costs recorded in fiscal 1996 which totaled $85.3 will result in cash outlays, of which $17.6 was paid as of March 31, 1997. During the nine months of fiscal 1997, the restructuring reserve was reduced by approximately $16.8 as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity of the restructuring charges as of March 31, 1997:

                                                                                       Non-cash           Reserve
                                                             Fiscal 1996    Cash     (Reductions)/      Balance at
                                                              Provision   Reductions  Adjustments     March 31, 1997
            ---------------------------------------------------------------------------------------------------------
            Product rationalization, related
                 equipment charges and other                   $  45.3     $  --          $ (42.7)       $   2.6
            Closure of facilities and related costs               23.5        (2.1)          (4.3)          17.1
            Employee termination  and related costs               16.5       (15.5)          (0.1)           0.9
            --------------------------------------------------------------------------------------------------------
                      Total                                    $  85.3     $ (17.6)       $ (47.1)       $  20.6
            --------------------------------------------------------------------------------------------------------

         The restructuring plan is expected to be substantially completed prior to the end of calendar year 1997 and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

c)       RECEIVABLES AND NET INVESTMENT IN SALES-TYPE LEASES

         Amounts due to the Company in the form of accounts receivable (which are due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at March 31, 1997 and June 30, 1996 are summarized as follows :

                                                                         March 31     June 30
                                                                         --------     -------
         Accounts receivable                                            $  287.2     $  276.1
         Allowance for doubtful accounts                                   (30.9)       (32.1)
                                                                        --------     --------
              Total accounts receivable, net                            $  256.3     $  244.0
                                                                        ========     ========

         Deferred receivables                                           $    4.7     $   11.3
         Installment receivables                                            46.9         90.6
         Allowance for doubtful accounts                                   (11.5)       (13.4)
         Unearned interest and maintenance                                 (19.0)       (24.3)
                                                                        --------     --------
              Total deferred and installment receivables, net               21.1         64.2
                                                                        --------     --------
         Less:  Amounts due in 1 year, net                                 (15.5)       (22.9)
                                                                        --------     --------
              Total noncurrent deferred and
                 installment receivables, net                           $    5.6     $   41.3
                                                                        ========     ========

         Sales-type leases-minimum lease payments receivable            $  207.5     $  206.0
         Allowance for uncollectible minimum lease payments                (15.2)       (17.3)
         Unearned interest and maintenance                                 (34.8)       (48.4)
                                                                        --------     --------
             Total sales-type leases, net                                  157.5        140.3
                                                                        --------     --------
         Less:  Amounts due in 1 year, net                                 (39.9)       (29.0)
                                                                        --------     --------
             Total noncurrent sales-type leases, net                    $  117.6     $  111.3
                                                                        ========     ========


         The Company received net proceeds of $311.0 and $287.0 from the sale or assignment of certain of its receivables and sales-type leases in the nine months ended March 31, 1997 and 1996, respectively. The uncollected principal balance of receivables and sales-type leases sold which was subject to varying amounts of recourse totaled $219.1 and $294.1 at March 31, 1997 and 1996, respectively. Adequate reserves have been provided for receivables and leases sold and are included in accrued liabilities.

         Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for the various transfers of receivables that occurred subsequent to January 1, 1997. The transfer of receivables under certain of the Company's existing agreements continue to qualify for off-balance sheet treatment under the provisions of SFAS No. 125, principally the non-recourse portion of the U.S. factoring agreements. The transfer of receivables during the third quarter of fiscal 1997 under other existing receivable financing agreements was not material and was accounted for as financing transactions. Accordingly, the impact of adoption on net income in the 1997 third quarter was immaterial.

         In March 1997, the Company entered into a five-year 100 million pound sterling (approximately $160.0) uncommitted Asset Backed Commercial Paper Conduit Program (the "Program") with an affiliate of the Union Bank of Switzerland ("UBS"). The Program allows for the sale, and the related off-balance sheet treatment under the provisions of SFAS No. 125, of accounts receivable from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis to Mont Blanc Receivables Financing Limited ("MBRF"), an entity sponsored by UBS. Under the Program, the Company will receive cash from MBRF equal to 85.0% of the accounts receivable sold and will retain a 15.0% interest in the receivables sold in the form of a subordinated loan receivable due from MBRF. Repayment of the subordinated loan by MBRF and collection of other credit enhancement provisions on a priority basis, as per the terms of the Program, are subject to collection of the accounts receivable sold. Additionally, certain of the cash proceeds received are restricted in use and available to UBS in the event that the Company fails to perform its equipment maintenance and repair obligations. Under the terms of this Program, the Company has agreed to service the financial assets.

         In March 1997, the Company sold approximately $64.0 of the accounts receivable from eligible equipment lease contracts to MBRF for cash proceeds of $54.4 and issued a subordinated loan to MBRF for the remaining amount of $9.6. In accordance with SFAS No. 125, the Company has recorded all assets obtained and liabilities incurred related to this transaction at fair market value.

         In July 1996, the Company entered into a $75.0 receivable purchase agreement facility with a group of financial institutions. This committed facility allows the Company to sell certain of its U.S. receivables on a limited recourse basis. The U.S. receivables sold under this agreement principally include deferred and installment receivables. The Company is currently negotiating the terms of a new U.S. facility which will meet the requirements of SFAS No. 125 and allow the continued recognition of transfers of U.S. receivables as sales. Accordingly, the Company did not transfer any receivables under this existing facility during the third quarter of fiscal 1997.

d)       INVENTORY

         Inventories are summarized as follows:

                                                                              March 31, 1997       June 30, 1996
                                                                              --------------       -------------
         Finished goods                                                          $  156.5             $  134.8
         Parts                                                                       52.6                 42.4
         Work-in-process                                                             24.0                 18.6
                                                                                 --------             --------
                                                                                    233.1                195.8
         Less allowance for inventory losses                                        (33.1)               (38.0)
                                                                                 --------             --------
              Total inventories, net                                             $  200.0             $  157.8
                                                                                 ========             ========


e)       DEBT

         In December 1996, the Company entered into a $250.0 revolving credit agreement with a group of banks led by two major U.S. financial institutions. The facility has a three-year term and a maturity date of December 10, 1999.

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

         At March 31, 1997, the Company was a party to the following interest rate agreements:

         (1) FLOATING TO FIXED SWAP AGREEMENTS

          Notional            Expiration                   Fixed Rate                           Floating Rate
          Amount                 Date                      to be Paid                           to be Received
         --------------------------------------------------------------------------------------------------------
            $6.0               May 1999                       7.75%                              1 Month LIBOR
             5.0               September 1999                 5.84%                              1 Month LIBOR
             5.5               May 2000                       6.16%                              1 Month LIBOR
             2.4               April 2000                     6.58%                              1 Month LIBOR
             1.6               April 1999                     4.60%                              1 Month LIBOR
             1.5               August 1998                    4.80%                              1 Month LIBOR
             1.2               May 1998                       4.94%                              1 Month LIBOR
             0.7               March 1999                     4.65%                              1 Month LIBOR
         ---------------------------------------------------------------------------------------------------------


         The weighted average interest rates paid and received under all such floating to fixed swap agreements at March 31, 1997 were 6.25% and 5.17%, respectively.

         (2) INTEREST RATE CAP AGREEMENT
         In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at March 31, 1997 of $2.5. Under the agreement the Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7.0% multiplied by the notional amount. At March 31, 1997 there was no such excess.

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

         At March 31, 1997, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1997, as follows:

                                                                 1998              1997
         ---------------------------------------------------------------------------------
         French Francs                                        $  54.4          $   28.0
         British Pounds                                          19.6               --
         German Marks                                            59.1               9.5
         Other                                                   39.7               6.1
         ---------------------------------------------------------------------------------
                  Total                                       $ 172.8          $   43.6
         ---------------------------------------------------------------------------------


g)       PROSPECTIVE ACCOUNTING CHANGES

         In February 1997, the FASB issued SFAS No. 128 " Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS 128 and SFAS 129, which are effective for periods after December 15, 1997, with no material impact to the Company's EPS calculation or disclosure information.

h)       RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's condensed presentation.

i)       LITIGATION AND OTHER MATTERS

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

         Further, in May 1997, a declaratory judgment action was filed in federal court against the Company and certain of its current and former officers and certain of its directors by one of the Company's three directors and officers liability insurance carriers during the period December 15, 1994 to December 15, 1995. The insurance contract at issue in the suit provides $10.0 in coverage and is excess to $10.0 in primary directors and officers liability insurance for the period. The complaint seeks, among other things, (i) rescission of the above-referenced insurance contract; (ii) reformation of the insurance contract to exclude the hazards raised by the pending securities class actions and derivative actions referred to above, the GILFORD action and the SEC proceeding, all of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996; and
         (iii) a declaratory judgment that the above-referenced insurance contract does not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaint alleges, among other things, that the Company's applications for that insurance contract and attachments thereto contained material misrepresentations, omissions, concealment of facts and incorrect statements relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996

         The following discussion of operating results excludes the effects of restructuring and special charges recorded in fiscal 1996, which are discussed in the section "Restructuring and Special Charges" below.

         REVENUES
         Revenues of $250.1 for the third quarter of fiscal 1997 reflect an increase of 11.0% over revenues of $225.3 for the same period in fiscal 1996. The increase in the fiscal 1997 third quarter revenues was due to an increase in Worldwide Retail business revenues of 17.0% over the same period in fiscal 1996, partially offset by a 2.0% decrease in revenues of the Worldwide Commercial/Industrial business unit. Third quarter revenues for fiscal 1997 were negatively impacted by the strengthening of the U.S. dollar and the impact of foreign currency translation, resulting in a reduction of revenues of approximately $6.0 as compared to the year ago quarter. Revenues of $752.7 for the nine months ended March 31, 1997 increased 2.0%, as compared to revenues of $737.1 for the nine months ended March 31, 1996. Revenues for the nine months ended March 31, 1997 increased only slightly from the comparable period of the prior year which includes a major customer roll-out order of $28.1 during the first quarter of fiscal 1996. The current period was also adversely impacted by product availability issues, principally within the CCTV product line.

         Consolidated EAS system revenues increased 12.3% to $128.0 in the third quarter of fiscal 1997 and were essentially flat at $393.6 for the nine months of fiscal 1997 as compared to the comparable periods of fiscal 1996. The increase in the third quarter EAS revenues over the comparable period in the prior year resulted principally from increased revenues from the Ultra-Max product line, which is used primarily by retail customer. Year-to-date Ultra-Max revenues increased significantly, even after giving effect to the major customer roll-out in the first quarter of fiscal 1996 for $28.1; however, these increases were offset by decreases in revenues from the Company's AisleKeeper technology.

         CCTV system revenues remained relatively constant with the third quarter of 1996 with $77.6 for the third quarter of 1997, and increased 3.2% to $227.9 for the first nine months of fiscal 1997 from the comparable period of fiscal 1996. Worldwide Access Control system revenues decreased 3.4% to $15.2 and 6.1% to $43.7 for the third quarter and first nine months of fiscal 1997, respectively, from the comparable periods of fiscal 1996.

         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 2.0% and remained constant in the third quarter and first nine months of fiscal 1997, respectively, as compared to fiscal 1996. The decrease in revenues for the third quarter and the flat revenues for fiscal 1997 are principally due to the focus on channel harmonization between direct and dealer sales. Additionally, product availability problems in the CCTV product line, product competition and integration and rationalization activities in the U.S. and Europe also contributed to this outcome. The Company is currently consolidating its C/I Worldwide business in Europe to reduce costs and strategically position the C/I Worldwide business within this region for future growth and improved customer support. C/I Worldwide expects modest growth or flat revenues for the remainder of fiscal 1997 as compared to fiscal 1996 as a result of the above mentioned factors.

         In connection with C/I Worldwide's focus on its channel harmonization program, in May 1997, the Company agreed with Pinkerton's Inc. to the principal terms for the divestiture of its U.S. Commercial/Industrial systems integration business unit, subject to completion of due diligence and definitive agreements. This business unit has annual sales of approximately $80.0.

         For the third quarter and the first nine months of fiscal 1997, North America Retail revenues increased 33.3% and 6.0%, respectively, as compared to the same periods for fiscal 1996. For the third quarter of fiscal 1997, Ultra-Max revenues increased approximately 51.1% over the year ago quarter reflecting increased sales and numerous system upgrades by retailers. As previously indicated, the increase in revenues for the first nine months of fiscal 1997, as compared to the same period in the prior year, was negatively impacted by a major customer roll-out order of $28.1 recorded in the first quarter of fiscal 1996.

         Europe Retail revenues decreased 3.5% and 5.7% for the third quarter and the first nine months of fiscal 1997, respectively, as compared to the same periods for fiscal 1996. The decrease in Europe retail revenues is primarily attributable to operations in the U.K. which have been negatively affected by the repositioning of its market focus and management changes. Third quarter Europe Retail revenues were also negatively affected by approximately $6.0 for foreign currency translation and the strengthening U.S. dollar.

         International Retail revenues, which includes the Latin America and Asia/Pacific regions, increased 46.9% and 25.9%, respectively, for the third quarter and the first nine months of fiscal 1997 as compared to the comparable periods of fiscal 1996. The increase in International Retail was largely due to the revenues earned in Latin America, which increased 71.4% and 39.4%, respectively, for the third quarter and the first nine months of fiscal 1997 as compared to the same periods of fiscal 1996. The increase is partially due to the acquisition in October 1996 of the Company's distributor in Argentina in a stock purchase transaction for cash of $14.8 and future contingent payments up to approximately $5.0. Excluding the effects of this acquisition, the 1997 third quarter International Retail revenue increased 21.3% due to increased business activity.

         GROSS MARGINS
         Effective fiscal 1997, the Company has classified certain customer and engineering expenses, previously classified in selling, customer service and administrative expenses (renamed as "selling, general and administrative"), as a component of costs of sales. Accordingly, prior year amounts have been reclassified to conform to the current period presentation.

         Gross margins on revenues were 47.3% and 46.3% for the three and nine month periods ended March 31, 1997, respectively, compared with 45.0% and 45.9% for the comparable periods of the prior year. The three months' increase in the gross margin is largely due to lower costs of manufacturing as a result of increased production volume efficiencies, as well as cost reduction efforts. The trend in quarterly gross margins over the preceding three quarters reflects consistent improvement, principally due to cost reduction programs, notwithstanding that certain segments of the Company's markets are experiencing dynamic pricing competition.

         OPERATING EXPENSES AND OPERATING INCOME
         Selling, general and administrative expenses, as a percentage of total revenues, was 36.8% and 36.3% for the third quarter and the first nine months of fiscal 1997, respectively, as compared to 39.5% and 35.7% for the comparable periods in fiscal 1996. The decrease in expenses as a percent of revenues for the third quarter reflects the results of cost reduction efforts. In addition, the third quarter of fiscal 1997 includes higher than normal levels of operating expenses in Europe, particularly in the U.K. The increase in expenses for the nine months ended March 31, 1997 over the comparable period of the prior year is due to the Company's sponsorship of the 1996 summer Olympics and incremental investments in the Company's infrastructure aimed at improving systems and processes. The Company completed its Olympic sponsorship activities and related expense exposure in the first quarter of fiscal 1997.

         Research, development and engineering expenses decreased to 2.4% and 2.3% of revenue in the three and nine months ended March 31, 1997 as compared to 3.1% and 2.8% for the same periods in fiscal 1996, respectively. Research, development and engineering spending has decreased as a percentage of revenues as compared to the prior year, due to revenue increases and the Company's increased focus on certain key product development initiatives.

         Operating income for the three and nine months ended March 31, 1997 increased to $15.0, or 6.0% of revenues, and to $43.2, or 5.7% of revenues, respectively, versus $1.0, or 0.4% of revenues, and $42.8, or 5.8% of revenues, respectively, for the comparable periods of fiscal 1996. Due to the strengthening of the U.S. dollar and the impact of foreign currency translation, operating income for the three months ended March 31, 1997 was reduced by approximately $2.0 as compared to the comparable period in fiscal 1996.

         INTEREST EXPENSE AND OTHER INCOME AND TAXES
         Net interest expense of $8.0 and $23.0 for the third quarter and first nine months of fiscal 1997, respectively, reflected an increase of $2.4 and $7.9 over the comparable periods of fiscal 1996. This increase is primarily due to increased debt levels outstanding during the period as well as an increase in the Company's weighted average interest rate on its borrowings which reflects the Company's decision to substitute short-term variable rate for long-term fixed rate borrowings. In the third and fourth quarter of fiscal 1996, the Company issued $350.0 of Senior Notes, the proceeds of which were used to repay short-term U.S. and European bank borrowings and for general corporate purposes.

         Other, net for the third quarter of fiscal 1997 includes gains of approximately $2.4 as a result of the cancellation of certain foreign currency contracts. The Company canceled certain forward contracts which allowed it to sell British Pounds for fixed U.S. dollar amounts as a result of the recapitalization of its U.K. affiliate.

         The provision for income taxes for the first nine months of fiscal 1997 is based on an estimated effective annual consolidated tax rate of 29.0% compared to an estimated effective annual consolidated tax benefit of 39.0% utilized for the first nine months of fiscal 1996. The tax benefit for the prior year related primarily to the restructuring and special charges recorded during the second and third quarter of fiscal 1996. In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning after December 31, 1995. The Company does not anticipate any significant adverse effects as a result of the new law through fiscal year 2002; for the years thereafter, the Company is evaluating the impact which is linked to the Company's further growth and investment in its Puerto Rico manufacturing facility.

         The Company reported net income of $5.8, or $0.08 per share, and $14.0, or $0.19 per share, for the third quarter and first nine months of fiscal 1997, respectively, as compared to a loss of $50.0, or $0.68 per share, and a loss of $98.2, or $1.33 per share (including restructuring and special charges), respectively, for the same periods of fiscal 1996, as a result of the factors discussed above. Excluding the restructuring and special charges, the Company reported a net loss of $1.3, or $0.02 per share, and income of $20.0, or $0.27 per share, for the third quarter and first nine months of fiscal 1996, respectively.


         LIQUIDITY AND CAPITAL RESOURCES

         Overall, for the first nine months of fiscal 1997, cash and marketable securities decreased $53.0, primarily due to increases in inventories, third-party receivables from financing institutions for accounts receivable sold, capital expenditures, investments in revenue equipment and acquisitions, offset by cash from operations of $86.5 and an increase in short-term bank borrowings and other debt.

         More specifically, for the nine month period ended March 31, 1997, cash flow used in operating activities was $18.3 compared with cash used in operations for the nine month period ended March 31, 1996 of $67.5. The use of cash in the nine month period ended March 31, 1997 was primarily a result of increases in inventories and third party receivables from financing institutions. The receivables from financing institutions are included as a component of "other current and noncurrent assets".

         The increase in inventories results from delayed new product introductions, lower third quarter revenues than forecasted and the adjustment of safety stocks for key products in order to reduce lead time on sales and improve customer service. The Company continues to place substantial focus on inventory management through improved forecasting, its sales pipeline management program and production planning.

         The Company's investing activities used $69.7 of cash in the first nine months of fiscal 1997, compared to $74.5 in the first nine months of fiscal 1996. The investing activity in fiscal 1997 was principally due to capital expenditures of $31.7, increases in the Company's investment in revenue equipment of $23.9 and an acquisition of $14.8. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of enterprise-wide management information system software to enhance operational efficiencies and improve customer service. The world-wide implementation of this system is currently underway and is expected to be completed during the calendar year 1998. The increases in revenue equipment are due to the expansion of the Company's operating lease base. As previously mentioned, the Company acquired its distributor in Argentina during the second quarter of fiscal 1997 for cash; see above for further discussion.

         For the nine month period ended March 31, 1997, financing activities generated $34.9 of cash as compared to $196.7 in the nine month period ended March 31, 1996. Cash flows from financing activities were principally due to additional borrowings of approximately $44.6, primarily from the Company's unsecured revolving credit facility, offset, in part, by cash dividends of $12.5 paid on common stock.
         The Company's percentage of total debt to total capital was 40.6% at March 31, 1997 as compared to 38.3% at June 30, 1996.

         In December 1996, the Company entered into a new $250.0 multicurrency revolving credit agreement. The new facility has a three-year term and a maturity date of December 10, 1999. The new facility replaced the Company's pre-existing $320.0 line of credit.

         Effective in January 1997, the Company adopted the requirements of SFAS No. 125 for the various transfers of receivables that occurred subsequent to January 1, 1997. Certain of the Company's existing agreements continue to qualify for off-balance sheet treatment under the provisions of SFAS No. 125, principally the non-recourse portion of the U.S. factoring agreements. The transfer of receivables during the third quarter of fiscal 1997 under other existing financing agreements was not material and was accounted for as financing transactions. Accordingly, the impact of adoption of SFAS No. 125 on net income in the third quarter of 1997 was immaterial.

         The Company is currently negotiating the terms of a new U.S. receivables purchase agreement facility to meet the requirements under SFAS No. 125. The U.S. receivables sold under its existing $75.0 receivable purchase agreement facility, which was substantially utilized at December 31, 1996, principally represent deferred and installment receivables. The Company did not transfer any receivables under this existing facility during the third quarter of fiscal 1997.

         In March 1997, the Company entered into a five-year 100 million pound sterling (approximately $160.0) uncommitted Asset Backed Commercial Paper Conduit Program (the "Program") with an affiliate of the Union Bank of Switzerland ("UBS"). The Program allows for the sale, and the related off-balance sheet treatment under the provision of SFAS No. 125, of accounts receivable from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis. In March 1997, the Company sold approximately $64.0 of accounts receivable from eligible equipment lease contracts under this Program and received cash proceeds of approximately $54.4 and issued a subordinated loan to MBRF for the remaining amount of $9.6. See Note c) in the Notes to Consolidated Condensed Financial Statements for further discussion.

         At March 31, 1997, the Company's primary sources of liquidity consisted of cash, committed and uncommitted lines of credit totaling approximately $361.5 (of which approximately $55.2 was utilized) and receivable financing agreements, all of which are available subject to compliance with certain covenants. The Company believes that the liquidity provided by future operations, existing cash and the financing arrangements described above will be sufficient to meet the Company's future capital requirements.

         The Company uses the U.S. dollar as the reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Because of the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders' equity. The $20.6 decrease for the nine months ended March 31, 1997 resulted primarily from the translation of the balance sheets denominated in French francs, German marks and Spanish pesetas, reflecting the strengthening of the U.S. dollar relative to such currencies at March 31, 1997. The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.


         RESTRUCTURING AND SPECIAL CHARGES

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. As a result, the Company recorded restructuring charges of $85.3 in the second and third quarters of fiscal 1996, primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

         The Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of approximately 30 locations, principally in the U.K. and U.S. As of March 31, 1997, the planned staff reductions are substantially completed and approximately one-half of the locations have been eliminated and the remaining locations are in various stages of disposition. During the first nine months of fiscal 1997, the restructuring reserve was reduced by approximately $16.8 as a result of cash and non-cash charges.

         Approximately $33.3 of the restructuring costs will result in cash outlays, of which $17.6 has been disbursed as of March 31, 1997. The restructuring plan is expected to be substantially completed prior to the end of calendar year 1997, and the Company believes the provisions recorded are adequate to cover the costs associated with this plan.

         Additionally, during the second and third quarters of fiscal 1996, the Company performed an extensive review of its balance sheet, due primarily to the weakening in the retail industry following a poor holiday season. As a result of this review, the Company recorded special charges of $100.7, primarily representing increases in the valuation allowances for doubtful accounts receivable and inventories. These special charges were included in the Consolidated Statement of Operations as follows:


                                                                     Three Months                 Nine Months
                                                                        Ended                        Ended
                                                                     March 31, 1996              March 31, 1996
           -----------------------------------------------------------------------------------------------------
           Cost of Sales                                                $ 14.0                      $ 29.1
           Depreciation on Revenue Equipment                               1.0                         2.6
           Selling, general and administrative                            16.6                        68.5
           Research, development and engineering                          --                            .5
           -----------------------------------------------------------------------------------------------------
                  Total                                                 $ 31.6                      $100.7
           -----------------------------------------------------------------------------------------------------


         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) international operation changes 2) exchange rate risk 3) market conditions for the Company's products 4) the Company's ability to provide innovative and cost-effective solutions 5) development risks 6) competition and 7) changes in the economic climate.

         PART II.  OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS


         A complaint in a declaratory judgment action against the Company and certain of its current and former officers and certain of its directors has been filed in the United States District Court for the Southern District of Florida by Reliance National Insurance Company, one of the Company's three directors and officers liability insurance carriers during the period December 15, 1994 to December 15, 1995. RELIANCE NATIONAL INSURANCE COMPANY V. SENSORMATIC ELECTRONICS CORPORATION, ET AL., Case No. 97-8364. The complaint was filed on May 9, 1997, but has not yet been served on the Company. In addition to the Company, the complaint names as defendants Ronald G. Assaf, the Company's Chairman of the Board of Directors and former Chief Executive Officer and President; James E. Lineberger, John T. Ray, Jr., and Jerome M. LeWine, all members of the Company's Board of Directors; Dennis C. Gillette, the Company's former Vice President of Sales; Lawrence Simmons, the Company's former Vice President of Finance; and Gerd Witter, the Company's Senior Vice President of Europe. The insurance contract at issue in the suit provides $10.0 million in coverage and is excess to $10.0 million in primary directors and officers liability insurance for the period.

         The complaint seeks, among other things, (i) rescission of the above-referenced insurance contract pursuant to Sections 627.409(l)(a) and (l)(b), Florida Statutes; (ii) reformation of the insurance contract to exclude the hazards raised by the pending securities class actions, the GILFORD action, the derivative actions and the SEC proceeding described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996; and (iii) a declaratory judgment, pursuant to 28 U.S.C. Section 2201, that the above-referenced insurance contract does not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaint alleges, among other things, that the Company's applications for that insurance contract and attachments thereto contained material misrepresentations, omissions, concealment of facts and incorrect statements relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

         The Company intends to defend this action vigorously and to enforce the insurance contract at issue.

         In addition, reference is made to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and to the Company's current report on Form 8-K filed November 21, 1996.

Item 6. Exhibits and Reports on Form 8-K

        a)     Exhibits
               11)  Computation of Earnings Per Common Share.
               27)  Financial Data Schedule (for SEC use only).

        b)     Reports on Form 8-K:

                    There were no reports on Form 8-K filed during the three - month period ended March 31, 1997.

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


                                       Date:    May 15, 1997