Form 10-K405
period 1997-06-30
SENSORMATIC ELECTRONICS CORP
filed 1997-09-29
CIK 88974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997              COMMISSION FILE NO. 1-10739

                             ---------------------

                      SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      34-1024665
          (State of Incorporation)                (I.R.S. Employer Identification Number)

               951 YAMATO ROAD
             BOCA RATON, FLORIDA                                33431-0700
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  561-989-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   Common Stock, par value $.01 per share                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No __

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 19, 1997 was $1,016,859,195.

As of September 19, 1997, there were 74,288,369 shares of the common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Founded in 1966, Sensormatic Electronics Corporation is a fully integrated supplier of electronic security systems to retailers and commercial, industrial and governmental ("commercial/industrial") users worldwide. The Company designs, manufactures, markets and services Electronic Article Surveillance ("EAS") systems (including the reusable hard tags and disposable labels used with such systems), and Integrated Security Systems ("ISS") which include Closed Circuit Television ("CCTV") systems (including microprocessor-controlled CCTV systems and exception monitoring systems), Access Control systems and Intelligent Tagging and Tracking ("ITT") systems utilizing radio frequency identification ("RFID"). The Company's EAS and CCTV systems and products are used by retailers to deter shoplifting and internal theft. Sensormatic's CCTV, Access Control and ITT systems are used by retail and commercial/industrial customers to protect assets, information and people. Sensormatic is the leader in source tagging, the process in which EAS labels are incorporated into manufactured articles or packaging by the manufacturer or distributor. The Company's products are marketed by an extensive worldwide sales and service organization complemented by a broad network of independent distributors and dealers.

The Company operates in a single business segment. Certain information about the Company's operations by geographic area is contained in the table under Summary of Revenues below and in Note 12 of Notes to Consolidated Financial Statements under Item 8 of this report.

The Company has its principal executive offices at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

STRATEGIC RESTRUCTURING AND OTHER STRATEGIES

Sensormatic has grown from a single technology, single market company with revenues of less than $100 million in fiscal 1987 to a global provider of multiple electronic security solutions with revenues in excess of $1 billion in fiscal 1997. A significant percentage of this growth occurred over the past 5 years. This significant growth in revenues can be attributed in part to internal product research and development resulting in new proprietary products and systems, a number of strategic acquisitions and increased market penetration in existing and new markets. The Company has increased its significant retail presence worldwide and has emerged as a major worldwide supplier of integrated electronic security systems to commercial/industrial users.

The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the Company's growth in corporate infrastructure and systems, resulting in excessive increases in expenses and working capital needs. As a result, during fiscal 1996, the Company launched a long-term strategic restructuring plan (the "Plan") with the following objectives: (i) expense reduction and asset control, (ii) improved processes and systems, and (iii) quality growth. The Plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused on operational and organizational structures and systems, facilities utilization, product rationalization, inventory valuation and accounts receivable balances and related collection efforts. In fiscal 1996, as a result of the aforementioned initiatives, the Company recorded restructuring and special charges of $186 million, with an after-tax impact of approximately $118 million.

The Company recently announced additional restructuring actions which include the divestment of non-core businesses and additional cost-reduction plans, which mainly include staff reductions within its European operations. These recent restructuring actions are expected to result in total restructuring charges of approximately $70 million with an after-tax impact of approximately $50 million. Approximately $27 million of this restructuring charge has been recorded in the fourth quarter of fiscal 1997 and the Company expects to record the remainder in the first quarter of fiscal 1998. The Company also recorded special charges in the fourth quarter of fiscal 1997 of $22.1 million with an after-tax impact of $15.6 million related to the valuation allowances for accounts receivable and receivables financed with third parties. The non-core businesses to be divested principally included the Company's U.S. commercial/industrial direct sales and service business which was sold in September 1997. The Company elected to exit the commercial/industrial direct sales and service business due to market conflicts with its indirect sales channels and the need to focus on products related to the Company's strategy of total systems integration. See Note 2 of Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition for further discussion.

In connection with its Plan, the Company embarked upon a long-term process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees, by establishing a culture of "continuous improvement" in all of the Company's business processes. Q(3) is a multi-year, enterprise-wide, effort in which the Company is reengineering operations in every function and business unit globally. In connection with Q(3), the Company initiated the implementation of a new enterprise-wide management information system and an extensive internal training program, both of which are expected to significantly enhance global operational efficiencies and improve customer service.

The Company is currently organized into four principal sales organizations:
North America Retail, Europe Retail, International Retail (which principally consists of the Asia Pacific, the Middle East and the Latin America regions) and Commercial/Industrial Worldwide ("C/I Worldwide"). The Company has formed two major product line management functions: the EAS Division and the ISS Division. Both product line management divisions will service commercial/industrial and retail customers and sales organizations as well as coordinate engineering, manufacturing and quality control for these two major product groups.

Additionally, the Company has a Global Source Tagging Division, with responsibility for managing and directing the Company's source tagging initiatives globally. The Global Source Tagging Division is staffed with sales, marketing and technical personnel who work globally with major retailers, manufacturers, packaging companies, licensees, associations and industry consultants to implement and expand the use of source tagging by manufacturers and distributors.

STRATEGIC MERGERS AND ACQUISITIONS

Over the past several years, the Company has increased its presence in a number of the geographic areas in which it markets its products and has expanded into new geographic areas. Additionally, the Company has expanded its commercial/industrial business through several strategic acquisitions.

The Company expanded its direct and indirect sales and service efforts in North America, Europe and certain Asia Pacific and Latin America countries through, among other things, various acquisitions, particularly of European businesses. The Company's strategy to expand internationally also has included the use of distribution arrangements with independent, local businesses in certain countries, and, in some cases, controlling interest ventures with local businesses. Currently the Company has controlling interest ventures in Brazil, Peru and Turkey. The Company acquired its distributors in Mexico, Puerto Rico, and more recently in Colombia and Argentina. The Company plans to expand into additional countries in the Middle East, Latin America, Asia, Africa and eastern Europe using distribution or controlling interest venture arrangements.

In the commercial/industrial area, important acquisitions have included Software House, Inc. ("Software House"), a designer and marketer of high-end access control systems; Robot Research, Inc. ("Robot Research"), a manufacturer and marketer of sophisticated CCTV display and transmission systems; and American Dynamics, a manufacturer of CCTV components. As a result of these acquisitions, the Company acquired additional product lines to complement its existing CCTV and access control products, together with well established dealer/distribution sales channels. These acquisitions have enabled the Company to integrate certain product lines thereby improving product compatibility and performance. Software House, Robot Research and American Dynamics are now managed as part of the ISS Division.

The Company also broadened its commercial/industrial customer base with acquisitions of three regional U.S. electronic security system integrators, Glen Industrial Communications, Inc., Advanced Entry Systems, Inc. and Security Specialists of San Francisco, Inc. As previously mentioned, the Company elected to exit the direct sales and service business to commercial/industrial customers in the U.S. and in September 1997, completed the sale of its U.S. systems integration business. This strategic decision will allow the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial markets and thereby lower its distribution and installation costs while improving customer service.

PRINCIPAL PRODUCTS AND SYSTEMS

Sensormatic's products and systems are focused in four general categories:

- EAS systems and devices, consisting of electronic detection units which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units, and benefit denial products. These systems and devices are most commonly used by retailers to help prevent shoplifting and reduce inventory shrinkage.

- CCTV systems, consisting of computer controlled cameras integrated with sophisticated video switching and transmission products which monitor activity throughout an establishment for operational safety and/or theft deterrence and detection purposes.

- Access Control systems, which are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities.

- ITT systems, consisting of electronic identification and tracking technologies which work in conjunction with software-based applications to protect equipment and assets, as well as track products throughout the supply chain.

EAS Systems
EAS systems come in many different forms and make use of a number of different technologies. The Company's typical EAS system is comprised of an electronic detection unit, tags and/or labels and a detacher or deactivator. Detection units can be installed directly into floors as pedestals or concealed under floors, mounted on walls or hung from ceilings, and are usually placed in high traffic areas, such as entrances and exits of stores or office buildings, distribution centers and/or checkout lanes. Specially designed and sensitized reusable tags or disposable labels are affixed to or embedded in the merchandise or assets to be protected. When an active tag or label passes through the detection unit, the system sounds an alarm, a light is activated and/or other suitable control devices are set into operation indicating a possible theft in progress. Tags and labels are available in a variety of shapes, sizes and configurations. Tags are easily removed from merchandise using a specially designed detacher, enabling the merchandise or asset to be taken through a controlled zone without incident, and can then be reused. Labels are deactivated by a deactivator positioned at the cash register and are generally disposed of after use. Certain labels can be reactivated with the Company's reactivation devices.

To satisfy many types of customers on a global basis, the Company offers every EAS technology type available in addition to the Company's proprietary technologies. The following is a description of the principal EAS technologies, as well as the systems and products which incorporate such technologies, offered by the Company.

Ultra-Max(R) systems utilize a proprietary acousto-magnetic technology which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro-Max(R), Floor-Max(R), Euro-Max(TM), Sensor-Max, Mega-Max, MAX Checkout(TM), and Ultra-Post(TM). The versatility of Ultra-Max enables it to protect assets, merchandise, people, property and information for retailers and commercial/industrial businesses. The success of Ultra-Max is attributable to its unique combination of features, which include freedom from false alarms, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

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

SensorStrip(TM) Checkout (the latest generation of AisleKeeper(R)) systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems are designed to protect high-theft items in supermarkets and hypermarkets around the world as well as bookstores, libraries, health clubs, liquor stores and video stores. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus (formerly known as AisleKeeper and AisleKeeper II, respectively, in the U.S., and as Checkout Control and Checkout Control II, respectively, in Europe). The SensorStrip Checkout Plus is especially engineered to comply with the Americans with Disabilities Act ("ADA") as well as the European Disabilities Acts ("EDA"). The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, can be deactivated by a device which may be fitted in the conveyor belt at a checkout station. Like Ultra-Max, Sensormatic's electromagnetic technology supports source tagging programs.

Microwave systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are widely used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits, such as concealed protection which allows for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels. Microwave systems are the most widely used technology with soft good retailers and represents the largest potential for upgrade to Ultra-Max.

Swept-RF or swept radio frequency systems utilize low radio frequency technology and are principally used to cover single door exits. The Company markets this technology under the brand name of System One(R).

Benefit Denial products are non-electronic anti-theft devices that, when tampered with, can destroy or damage valuable merchandise or otherwise make it unfit for resale or use, thereby reducing the incentive to steal. Benefit denial products can be used alone or in conjunction with other anti-theft systems to provide an incremental level of security for retailers. The Company's Inktag(R) and Microlock(R) products are part of a family of benefit denial products. The Company's Inktag products are fastened to clothing and other soft goods in the retail market. When unauthorized removal of an Inktag product is attempted, the vials of ink inside the unit break and stain the merchandise. The Company's Inktag products are sold primarily to department, specialty, discount and mass merchandise stores. The Microlock product is used to protect items such as eyeglasses and jewelry products by creating physical obstructions to the use of the merchandise until removed. The Microlock product is designed for use primarily in department, specialty, discount, mass merchandise, jewelry, optical and drug stores.

CCTV Systems
CCTV video surveillance systems are used by a wide-variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, and numerous other facilities. Sensormatic's CCTV systems can be used alone, integrated with other CCTV components or used in combination with EAS, Access Control and ITT systems. The following is a description of key CCTV products and systems offered by the Company.

Video cameras can be used indoors and outdoors to monitor, investigate and record events. The Company offers multiple types of cameras which include fixed, pan/tilt/zoom and the more sophisticated SpeedDome(R) cameras. These cameras include digital and high resolution color or monochrome features. SpeedDome cameras have advanced surveillance features which include the ability to deliver high resolution images of stationary or moving objects and focus on objects at a distance in low light conditions, as well as the ability to acquire, zoom and focus on targets in less than one second. SpeedDome cameras may be integrated with other Sensormatic products to create a more comprehensive overall security program.

Video switchers/controllers are used to switch cameras to view an object in response to an alarm or at an operator's command. The Company markets a full line of video switchers/controllers, ranging from systems which can support up to sixteen cameras to more complex systems which support over 1,000 cameras. Video switchers/controllers are marketed under various brand names including high-end video switchers/controllers such as the AD2050 (1,024 cameras/128 monitors) and AD 2052 (512 cameras/32 monitors) used in large complex configurations and the more retail oriented family of products consisting of View Manager 8, View Manager 16 and View Manager(R) 96 ("VM96"), which when used with a Touch Tracker(R) keyboard, can control 8, 16, and 96 cameras, respectively. The VM96 is a PC-based switcher/controller which can be programmed to automatically pan, tilt and zoom cameras in response to an alarm or at an operator's command.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a single video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities and are marketed under the SensorLink(TM) PC or HyperScan(R) Ultra brand names. These video transmission systems are PC based and can be operated over standard telephone lines or the ISDN ("Integrated Services Digital Network"), allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls from remote locations. SensorLink PC and HyperScan(R) allow users to view up to sixteen cameras simultaneously.

Intelligent Digital Video systems search video recordings, and based on parameters set by the user, locate and playback preprogrammed alarm events, light levels changes, or special types of motion normally associated with a security breach. Proprietary video tools provide image magnification and enhancement to further improve alarm event analysis and documentation. Intelligent digital video systems are marketed under the brand name Intellex(TM).

Access Control Systems
Access Control systems are designed to monitor, control and appropriately authorize passage (pedestrian or vehicular) into and out of designated areas. In a typical access control system application, each individual is issued a badge and inserts or swipes the badge at a door reader to gain access to buildings, rooms, etc. The Company's Access Control systems offer a variety of features and benefits such as environmental security of people, assets and information, automatic data collection and report generation. Access control systems can be integrated with CCTV, alarm and ITT systems, thus providing for additional security and protection.

The Company offers a full line of Access Control systems to address a wide range of customers and their requirements. Systems include the C-CURE 1 Plus Ultra, a high end integrated security system that monitors and controls entrances and exits with a fully embedded photo imaging system; C-CURE 800, a mid-range integrated access control and security management system allowing manual control and viewing from display screens; and EZ 2000 Entry(TM), a small facility software application that manages access control and alarm monitoring. These systems range in capacities from two readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders.

Intelligent Tagging and Tracking Systems
ITT systems are new and important emerging product lines within Sensormatic which utilize "smart" tags that combine the security benefits of conventional EAS tags with the intelligence capabilities of RFID. RFID chips provide a miniature database able to store variable data, such as warranty information, time, date, and location of sale or manufacture. ITT systems will combine existing proprietary asset protection and access control applications with RFID tags and software to create a complete range of sensing and tracking solutions which can be used to protect and track assets in commercial/industrial and retail environments. Asset management, service, warranty, lease information, perpetual inventory management, and reverse logistics management are some of the applications to be provided by ITT systems.

The SenTrac ID(TM) system utilizes RFID tags or transponders attached to or imbedded within employee access badges, vehicles or other objects. When access into restricted areas is attempted, the coded information contained within the transponder is revealed on a computer screen to security personnel and others. The SenTrac ID system can function individually or in an integrated security network. It was this technology, integrated with CCTV and access control biometric hand readers, that was utilized at the 1996 Olympic Games.

Consolidated revenues by principal products and systems for the years ended June 30, 1997, 1996 and 1995 are as follows (in millions):

            CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS

                                                                 YEARS ENDED JUNE 30,
                                                              --------------------------
                                                                1997      1996     1995
                                                              --------   ------   ------
EAS.........................................................  $  533.0   $542.2   $511.2
CCTV........................................................     314.6    297.5    255.7
Access Control/ITT..........................................      60.7     60.8     46.1
                                                              --------   ------   ------
          Subtotal..........................................     908.3    900.5    813.0
                                                              --------   ------   ------
Installation, Maintenance and Other.........................     117.4     94.1     76.1
                                                              --------   ------   ------
          Total.............................................  $1,025.7   $994.6   $889.1
                                                              ========   ======   ======

MARKETS AND MARKETING STRATEGY

Markets
The Company principally markets its EAS products and systems directly to retailers. In many retail environments, the use of EAS systems has become a standard operating practice because these products and systems have proven to be a cost-effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs, and normally ranges from 1% to 5% of sales. EAS products and systems help improve a retailer's profitability not only by reducing inventory shrinkage, but also by allowing the use of open merchandising which increases product exposure.

EAS products and systems were first used by soft goods retailers to protect clothing. Due to technological advances, applications for hard goods merchandise (non-apparel merchandise) have become economical and effective. Retailers, such as supermarkets, hypermarkets, home improvement centers, drug, mass merchandise, optical, music, hardware, book, video, and entertainment stores, have increasingly become users of EAS products and systems. According to independent estimates, approximately 30% of the money spent on security is for EAS systems. The Company estimates that it holds a significant market share of this worldwide EAS market. Retailers also make extensive use of CCTV products and systems to enhance security and the safety of their operations as well as access control systems.

Several of the newer EAS technologies used by retailers are used in commercial/industrial markets to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files, and portable laboratory equipment and tools from loss by unauthorized removal. Other specialized applications include the protection of newborn infants in hospitals and patients in nursing homes and other long-term care facilities.

Commercial/industrial installations of the Company's CCTV, Access Control and/or ITT products and systems range from small to medium size businesses to large domestic and international operations and businesses. The Company has historically marketed its CCTV, Access Control and ITT products and systems both directly to end user customers and indirectly through distributors and dealers to the commercial/ industrial markets. As previously discussed, the Company is exiting the commercial/industrial direct sales and service business in the U.S. and in September 1997 completed the divestiture of its U.S. commercial/ industrial direct sales organization. The Company plans to focus on partnering with dealers and distributors to promote its products in the commercial/industrial markets.

The Company has a broad range of electronic security products and systems, and businesses in general are increasingly receptive to the Company's ability to design, supply, install and service integrated security systems that combine the technologies of the Company's various products and systems. The Company supplies 96 of the top 100 retailers in the world and over half of the Fortune 500 companies use its products.

Marketing Strategy
The Company's principal marketing strategies are as follows:

     1.  Ultra-Max technology expansion

The Company has focused its marketing and sales efforts on the promotion of Ultra-Max technology to relatively unpenetrated markets such as food and hard goods retailers. The Company is also capitalizing on its significant market share among soft goods retailers to transition from older EAS technology to Ultra-Max. The broader utilization of Ultra-Max is expected to provide retailers source tagging opportunities in all merchandise categories.

     2.  Recurring label sales

The sale of EAS systems and devices to hard goods retailers, where the potential for growth remains great, has been a contributing factor in the Company's growth in recent years. Hard goods merchandise is protected with labels which leave the store with the merchandise, representing a major source of recurring revenues to the Company. Labels may be self-adhesive, stick-on labels which are attached to merchandise by the retailer or applied at the point of manufacture or distribution.

     3.  Source tagging

The Company has formed relationships with manufacturers and a number of its retail customers around the world, from various segments of soft goods and hard goods retailers (including music retailers, drug stores, home improvement centers, supermarkets and discount stores), to enable merchandise to be protected at the source. Source tagging is intended to help retailers increase product sales and profitability through open merchandising and product exposure, reduce shrinkage, and reduce costs by eliminating the need for sales associates to apply security tags and labels to merchandise. Currently more than 500 vendors in the U.S. and more than 1,300 worldwide participate in source tagging with the Company's Ultra-Max and electromagnetic based labels. The Company estimates that in 1997, these suppliers provided U.S. and international retailers with more than 430 million source tagged labels. The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased system sales.

     4.  Licensing label production

The Company has entered into license agreements with leading label producing companies, such as Avery Dennison and Wallace Computer Systems, which will manufacture the Company's Ultra-Strip labels. The licensing agreements allow the Company to gain efficiencies in label manufacturing, distribution and application for source tagging that will reduce the overall cost of source tagging programs to retailers and suppliers as well as reduce its capital investment in label manufacturing. These agreements are expected to result in a broader distribution of Ultra-Strip labels and, therefore, facilitate the growth of Ultra-Max technology, as well as allow Sensormatic to focus on systems and security solutions. Recurring revenue to the Company will be provided from royalty fees paid by the licensees.

     5. Commercial/Industrial markets

Through C/I Worldwide, the Company intends to further expand into commercial/industrial markets. C/I sales personnel partner with dealers and distributors to target major national and global customers and offer complete integrated security solutions. As part of the Company's strategy to highlight its expansion into commercial/industrial markets, Sensormatic was the first ever official electronic security supplier to the 1996 Olympic Games (the "Games") in Atlanta. The Company provided the electronic security technology, including CCTV, Access Control, and ITT systems, to the highly secured areas. The Olympics represented the largest security installation in the world covering 46 venues throughout the U.S.

     6. Integrated security solutions

The Company is focusing its efforts on the further development of integrated security solutions for retail and commercial/industrial users and has formed the ISS Division to coordinate and monitor the engineering, manufacturing and quality control efforts of CCTV, Access Control and ITT systems. The Company has greatly expanded its product group beyond retail only products, with its CCTV and Access Control Product lines. A key example is Intellex, the first "intelligent" CCTV display, record and analysis system on the market, and winner of the Security Industry Association's 1997 "Judge's Choice" award. Additionally, ITT systems, which utilize smart tags that combine the benefits of conventional EAS tags with the intelligence capabilities of RFID technology, are key development projects for Sensormatic. The Company is also combining its resources with other partners, such as Texas Instruments, Paxar and Micron Communications, Inc. as part of its product development efforts.

SALES AND SERVICE ORGANIZATION AND DISTRIBUTION

At June 30, 1997, the Company employed a total of 3,140 sales and customer engineering personnel worldwide to market and service its products directly to retail and commercial/industrial customers. In addition, the Company's products are marketed and serviced by a large network of sales and customer engineering personnel employed by dealers and distributors throughout the world. Sales and service personnel are directed from offices located throughout the U.S. and in more than 80 countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to the C/I Worldwide business unit and the Global Source Tagging Division specialized sales groups, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. Similar specialization, concentrated on self-service stores and hypermarkets, has occurred in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. Approximately 400 personnel employed in the U.S. commercial/industrial direct sales and service business were transferred to the purchaser of such operations in September 1997. C/I Worldwide will retain a smaller sales force which will partner with dealers and distributors to promote the Company's products and engage in national marketing.

BACKLOG

As of June 30, 1997 and June 30, 1996, the Company had a backlog of orders for sales and operating leases of approximately $77.1 million and $101.7 million, respectively. Backlog includes only firm orders which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period. The 1996 backlog was higher than normal levels due to product shortages.

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

PATENTS AND RELATED RIGHTS

The Company owns or is the exclusive licensee of 201 active patents issued by the U.S. Patent Office. These patents cover a variety of inventions and features, including the Company's acoustomagnetic, electromagnetic, microwave, swept-RF systems and CCTV systems. The Company has 81 patent applications pending in the U.S. for various other inventions relating to its products. Patents corresponding to many of the U.S. patents have been issued or are pending in various foreign countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

MANUFACTURING

The Company's major production facilities are located in Puerto Rico, Florida and Ireland. The Company also has a manufacturing facility in Brazil. Approximately 60% of the Company's production takes place in its Puerto Rico facility, which accounts for approximately 70% of the manufacturing personnel. In fiscal 1995 the Company began manufacturing operations in an 80,000 square foot leased facility located in Cork, Ireland. This facility allows the Company to manufacture a wide range of products closer to its large European customer base. Utilization of this facility has increased substantially since its startup and is expected to continue to increase in the future.

The Company's strategy is to vertically integrate critical manufacturing processes and to form strategic alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs, quality and responsiveness to the demands of the market which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products. The Company also contracts with independent parties for the manufacture of certain component parts and label products to the Company's specifications. A core supplier base of approximately 100 major international suppliers has been established worldwide to maintain a reliable flow of quality materials at the lowest possible cost.

The Company has improved, and expects to continue to improve, its production efficiencies and cost structures through new processes, increased automation and improved product designs. Such improvements, particularly to increase capacity and lower product costs of EAS products, have required additional capital investment for new production equipment.

COMPETITION

The electronic security industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, CCTV, and Access Control systems. These alternatives include, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market EAS equipment to retail stores directly or through distributors, such as Sentry Technology Corporation in the U.S., Checkpoint Systems, Inc. in the U.S., Europe, Latin America and Asia, and Esselte Meto and Nedap B.V. in Europe, all of which are principal competitors of the Company. With respect to CCTV system components, there are numerous companies, including Philips, Panasonic and Pelco, that market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies in the sale of access control systems, including CardKey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

The Company competes in marketing its systems and products principally on the basis of product performance, multiple technologies, service and price. There can be no assurance that other firms with greater financial and other resources may not enter into direct competition, or expand the scope of their existing competition, with the Company.

SALES REVENUE

Direct Sales and Sales-Type Leases
The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new products and systems. Additionally, the Company generates sales revenues by export sales of new products and systems to distributors in foreign countries and through the sale of selected new equipment to dealers and system integrators.

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Both types of obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment generally with terms of 60 months or greater. The Company believes that offering its customers flexible terms, including long-term financing, is an advantageous competitive marketing program. For each of the three fiscal years in the period ended June 30, 1997, no single customer accounted for 10% or more of the Company's consolidated revenues.

Rental and Installation, Maintenance and Other Revenues
The Company also leases systems under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Additionally, the Company generates revenues from the installation, service and maintenance of its systems.

Summary of Revenues
The following table summarizes the results of the Company's marketing and sales efforts for each of the five fiscal years in the period ended June 30, 1997.

                              SUMMARY OF REVENUES
                                ($ in millions)

                                                                         YEAR ENDED JUNE 30,
                                            ------------------------------------------------------------------------------
                                               1997(1)          1996(1)         1995(1)           1994            1993
                                            --------------    ------------    ------------    ------------    ------------
Sales:
  United States.........................    $  414.3    40%   $415.0    42%   $372.0    42%   $290.9    44%   $197.6    41%
  International subsidiaries (2)........       407.0    40     398.2    40     358.9    40     239.7    37     182.1    37
  Export to international
    distributors........................        31.7     3      37.6     4      31.5     4      26.8     4      18.4     4
                                            --------   ---    ------   ---    ------   ---    ------   ---    ------   ---
                                               853.0    83     850.8    86     762.4    86     557.4    85     398.1    82
Rentals and other:
  International subsidiaries'
    rentals(2)..........................        52.6     5      47.3     4      49.0     6      44.6     7      44.3     9
  United States installation and
    maintenance fees....................        73.4     7      56.0     6      47.0     5      30.3     5      21.4     4
  International subsidiaries'
    installation and maintenance
    fees(2).............................        44.0     4      38.1     4      29.1     3      21.7     3      21.7     5
  Other.................................         2.7     1       2.4     -       1.6     -       2.0     -       1.8     -
                                            --------   ---    ------   ---    ------   ---    ------   ---    ------   ---
                                               172.7    17     143.8    14     126.7    14      98.6    15      89.2    18
                                            --------   ---    ------   ---    ------   ---    ------   ---    ------   ---
      Total.............................    $1,025.7   100%   $994.6   100%   $889.1   100%   $656.0   100%   $487.3   100%
                                            ========   ===    ======   ===    ======   ===    ======   ===    ======   ===
Total revenues:
  United States.........................       490.4    48%    473.4    47%    420.6    47%    323.2    49%    220.8    45%
  International subsidiaries(2).........       503.6    49     483.6    49     437.0    49     306.0    47     248.1    51
  Export sales to international
    distributors........................        31.7     3      37.6     4      31.5     4      26.8     4      18.4     4
                                            --------   ---    ------   ---    ------   ---    ------   ---    ------   ---
      Total.............................    $1,025.7   100%   $994.6   100%   $889.1   100%   $656.0   100%   $487.3   100%
                                            ========   ===    ======   ===    ======   ===    ======   ===    ======   ===

---------------

(1) For additional information relating to revenues, see "Revenues" under Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.
(2) Includes Europe and other international subsidiaries.

WORKING CAPITAL ITEMS

The Company has historically had a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results in part from a key element of the Company's marketing strategy of using its size and financial strength to increase market penetration by providing alternative financing options to its retail customers (i.e. vendor financing). This strategy has given the Company a competitive marketing program and has helped the Company penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high gross profit margins and the financing programs the Company has put in place which allow the Company to sell its customer receivables and leases.

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

The Company has strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research, digital signal processing and certain application software development skills. Several of the Company's EAS systems depend on the use of magnetic materials. Software is another major element in the

Company's new product designs and manufacturing processes. At June 30, 1997, the Company employed a staff of 199 engineering professionals, including 68 with advanced Masters and Ph.D. degrees.

In fiscal 1997, 1996 and 1995, the Company spent approximately $24.5 million, $27.7 million and $22.7 million, respectively, for research, development and engineering costs. The reduced level of spending in fiscal 1997 is the result of planned consolidations and product rationalizations. During fiscal 1998, the Company expects spending for research, development and engineering to be approximately 25% higher than in fiscal 1997.

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

The Company is aware that the Food and Drug Administration ("FDA") is conducting a study into the effects of various devices such as airport metal detectors, store security systems and some cellular telephones on implantable heart devices. The Company is also aware of studies as to whether any hazards are posed to wearers of implantable heart devices by a number of devices, including EAS systems. While the Company believes there to be substantial evidence that no such hazards are posed by the Company's EAS systems, and offers such evidence to persons conducting such studies, there can be no assurance that one or more of such studies will not result in the publication of reports, the recommendation of precautionary measures and/or the adoption of regulations which could adversely affect the Company.

Internationally, as in the United States, the sale and use of the Company's EAS systems are subject to regulation by governmental authorities having jurisdiction over electronic and communication equipment use. Such systems are in compliance with the applicable requirements under the regulations of government authorities in countries in which the Company markets such products through its subsidiaries and in many other countries. In addition, in view of the Company's high level of business activity in the European Union ("EU"), the Company actively participates in the development of evolving technical standards issued by CENELEC (Committee on European Normalization of Electrical Standards) and ESTI (European Telecommunications Standards Institute). As of January 1, 1996 new standards were required to be met to apply the CE Mark to market products in the EU, and the Company certified its products to the CE Mark requirements. There can be no assurance that all products of the Company subject to regulations will meet the requirements of such regulations in all countries in which the Company desires its products to be marketed, nor can there be any assurance that adverse changes or amendments to existing regulations will not take place, nor that future adverse rulings by the regulating authorities of such countries will not be rendered.

EMPLOYEES

As of June 30, 1997, the Company employed approximately 6,500 persons worldwide, of whom approximately 3,140 were engaged in field sales, customer engineering and marketing activities; approximately 2,220 in production; approximately 840 in administrative; and approximately 300 in research, development and engineering. The Company has announced plans to reduce its workforce by approximately 1,200 employees in connection with the divestment of non-core businesses and cost-reduction plans. The Company also uses temporary staff, particularly in manufacturing areas, to balance workload during peak periods.

ITEM 2.  PROPERTIES

Domestically, the Company owns or leases facilities in Florida, Puerto Rico, California, Massachusetts, and New York for executive, marketing, product development, manufacturing and warehousing activities. The Company also leases space in various locations throughout the U.S. for sales and customer engineering offices and warehouse space in order to most effectively serve its customers.

The Company's international subsidiaries own or lease office and warehouse space for their operations. The principal facilities are located in Argentina, Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, The Netherlands, Singapore, Spain, Sweden and the U.K.

Previously, the Company maintained its corporate headquarters, primary U.S. operations and research and development activities in Deerfield Beach, Florida, where the Company owns 3 buildings and leased several others. During fiscal 1996 and 1997, the Company relocated its corporate headquarters, U.S. operations and research and development activities, with the exception of its U.S. repair center operations, from its Deerfield Beach facilities to Boca Raton, Florida, where it owns two buildings. As of June 30, 1997, one of the Deerfield Beach facilities has been sold and the other two are currently held for sale.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs. All such properties are fully utilized, except as discussed above.

ITEM 3.  LEGAL PROCEEDINGS

1. The Company and Ronald G. Assaf were named defendants in a class action commenced on November 22, 1993, in United States District Court for the Southern District of Florida, entitled Silver v. Sensormatic Electronics Corporation, et al., Civil Action No. 93-8619. Plaintiff, who claimed to have been a shareholder of the Company, asserted federal securities and negligent misrepresentation claims alleging, among other things, that defendants made false representations concerning the growth of the Company and the quality of its Ultra-Max product. Plaintiff sought class certification and unspecified compensatory damages for himself and other putative class members who purchased the Company's common stock in the period from January 8, 1993, through November 11, 1993.

A settlement agreement was entered into between the plaintiffs and the Company, and was approved by the Court on July 16, 1996. The settlement agreement fixed the end of the class period at April 30, 1993 and provided for the establishment of a settlement fund of $2 million, from which claims by members of the plaintiff class (i.e., purchasers of the Company's common stock during the period January 8, 1993 through April 30, 1993) and counsel fees are being paid. Such fund has been primarily funded by insurance proceeds. The agreement further provided for the dismissal of the complaint with prejudice and the release of the Company by the plaintiff class. Members of the plaintiff class had the right to "opt out" of the agreement, provided, that the Company had the right to terminate the agreement if more than a specified portion of such members exercised such right. Other than subsequent disputes as the eligibility of certain putative shareholders to proceeds of the settlement fund, which has no impact on the Company's share of the settlement amount, this matter is now concluded.

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

By order dated November 8, 1995, the foregoing cases have been consolidated. The Consolidated Amended Class Action Complaint, dated January 22, 1996, alleges, among other things, that the Company and certain of its current and former directors, officers, and employees, as well as the Company's auditors, violated certain Federal securities laws by issuing allegedly materially false and misleading statements concerning the Company's results and prospects, omitting to disclose information necessary to make existing disclosures complete and accurate, and misstating the Company's financial performance. The Consolidated Complaint challenges, among other things, the Company's disclosures in connection with the Company's financial results for the fiscal year ended June 30, 1994 and for each fiscal quarter of fiscal year 1995. The Consolidated Complaint alleges (1) violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder, (2) violations of Section 11 of the Securities Act, (3) violations of Section 12(2) of the Securities Act, and (4) violations of Section 14(a) of the Securities Exchange Act, and Rule 14a-9 promulgated thereunder. The defendants named in the Consolidated Complaint, other than the Company, are Ronald G. Assaf, the Company's Chairman of the Board and former Chief Executive Officer; James E. Lineberger, a director; Michael E. Pardue, the Company's retired Chief Operating Officer and Chief Financial Officer and a former director; Dennis C. Gillette, the Company's retired Vice President of Sales; Lawrence Simmons, the Company's former Vice President of Corporate Finance; John T. Ray, Jr., a director; Arthur Milnes, a director; Jerome M. LeWine, a director; Gerd Witter, the Company's retired President of Sensormatic Europe; and Ernst & Young, LLP, the Company's auditors. One of the claims against the Company's auditors asserted under state law, and originally included in the consolidated complaint, has been dismissed by the Court. That claim alleged that the Company's auditors negligently misrepresented certain information regarding the Company and failed to exercise reasonable care. The claim against Gerd Witter has been voluntarily dismissed by the plaintiffs.

The Consolidated Complaint requested certification of the action as a class action on behalf of all purchasers of the common stock of the Company and traders in certain stock options from August 10, 1994 through October 2, 1995, including those shareholders who received common stock of the Company in connection with the Company's merger with Knogo Corporation's European Operations ("Knogo"). The Consolidated Complaint also seeks rescissory and/or compensatory damages, pre-judgment and post-judgment interest, costs, attorneys' fees, and other relief, and further provides that the shareholders of the Company who received common stock of the Company in connection with the merger with Knogo are tendering back to the Company such shares of common stock. The Consolidated Complaint supersedes all prior complaints in the consolidated actions. By order dated January 9, 1997, the United States District Court for the Southern District of Florida certified a class consisting of all purchasers of the common stock of the Company and certain stock option traders from August 10, 1994 through and including August 31, 1995, provided that shares purchased on August 31, 1995 were purchased at a price of $25.25 per share or higher. The stipulated class excludes persons who acquired common stock pursuant to the Company's merger with Knogo approved by its shareholders in December 1994. The stipulation is subject to court approval.

The Company has defended vigorously against the class actions, but is in serious discussions, with the assistance of a jointly-selected mediator, and pursuant to Court order, regarding the possibility of settlement.

3. An action was filed against the Company and certain of its current and former directors and officers, on or about July 3, 1996, in the United States District Court for the Northern District of Illinois, entitled Gilford Partners, L.P. v. Sensormatic Electronics Corp., et al., 96 Civ. 4072. In addition to the Company, the complaint named as defendants Messrs. Assaf, Lineberger, Pardue, Witter, Simmons, Ray, Milnes and LeWine. The plaintiff in this action claims to be a "short seller" of the Company's common stock damaged by the alleged artificial inflation in the price of the Company's stock caused by allegedly false and misleading statements and omissions of material fact regarding, among other things, the Company's financial results and accounting practices. The complaint sought compensatory damages and costs and expenses of bringing the action, including attorneys' fees, accountants' fees, experts' fees and other relief. By Order dated September 5, 1997, pursuant to a motion filed by defendants, the Court dismissed the complaint, without prejudice to plaintiff's right to file an amended complaint conforming to the Court's September 5, 1997 opinion. Should the plaintiff file an amended complaint, the Company intends to continue to vigorously defend against this action.

4. Three derivative actions were filed against certain directors of the Company in the Court of Chancery of the State of Delaware by Marion Lord and Norman Rabinstein, Harry Lewis, and Alan Freberg on or about September 7, September 13 and September 14, 1995. The complaints names Messrs. Assaf, Milnes, Ray, LeWine, Lineberger, and Thomas V. Buffett, directors of the Company, and Mr. Pardue, a former director, as defendants and the Company as nominal defendant. The complaints assert, among other things, claims for breach of fiduciary duties of care and loyalty, mismanagement and waste of corporate assets. The plaintiffs, who claim to be stockholders of the Company, seek restitution and/or damages in favor of the Company and imposition of a constructive trust upon defendants' proceeds from trading activities in the Company's securities allegedly based upon non-public information, together with costs, attorneys' fees, accountants' fees and experts' fees and other relief. These three actions have been consolidated. These actions arise out of alleged statements and omissions regarding, among other things, the Company's financial results and accounting practices that are also generally the subject of the pending class action against the Company and current and former officers and directors of the Company referred to above. The Company intends to vigorously defend against these actions.

5. An action was filed on November 13, 1996 by Marshall Wolf, who claims to be a Sensormatic shareholder, against the Company and certain members of its Board of Directors, challenging the adequacy of the disclosures in the Company's September 30, 1996 proxy statement. The action, which is pending in the Court of Chancery of the State of Delaware, is entitled Wolf v. Ronald G. Assaf, et al., C.A. No. 15339. The complaint names as defendants the Company and each of the directors of the Company as of the time the complaint was filed: Messrs. Assaf, Buffett, Lineberger, LeWine, Milnes, Ray, Vanourek and Hartman.

The Wolf complaint alleges, among other things, that the Company's proxy statement distributed in connection with its November 22, 1996 annual shareholder meeting, which solicited proxies for the election of Mr. Assaf, the Company's Chairman of the Board and former Chief Executive Officer, and Dr. Milnes to new terms as directors, and for approval of an amendment to the Company's 1995 Stock Incentive Plan, failed to disclose certain admissions regarding prior accounting irregularities allegedly made by Mr. Assaf in his answer filed in the shareholder class action described above, and failed to describe that class action or the derivative lawsuit described above. Information about both these actions was reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, which was mailed to the Company's stockholders with its proxy statement, and information about the pending derivative action was also reported in the proxy statement. The Wolf complaint seeks to invalidate the proxy solicitation, to void the election of directors as a result of the solicitation and to require a new election and revised proxy statement. The complaint also seeks certification as a shareholder class action, as well as unspecified damages and attorney's fees.

The Company intends to defend vigorously against this action.

6. Pursuant to a formal order dated September 27, 1995, the Securities and Exchange Commission is conducting a private investigation into, among other things, certain trading in the Company's stock prior to certain announcements in 1995 concerning the Company's results of operations, as well as the propriety of certain of the Company's public statements, the accuracy of the Company's books and records and the accuracy of the Company's public filings, including in particular with respect to revenue recognition matters which were the subject of the expanded audit for fiscal 1995 by the Company's independent auditors. The Company has been cooperating with this investigation.

7. In May 1997, Reliance Insurance Company ("Reliance") filed an action against the Company and certain of its current and former officers and directors. Reliance was one of the Company's three directors and officers liability insurance carriers for the period December 15, 1994 to December 15, 1995. The action, pending in the United States District Court for the Southern District of Florida, Miami Division, is entitled Reliance Insurance Company v. Sensormatic Electronics Corporation, et al., Case No. 97-8364. In addition to the Company, the complaint names Messrs. Assaf, Lineberger, Pardue, Gillette, Simmons, Ray, LeWine, and Witter as defendants. The insurance contract at issue in the suit provides $10 million in coverage and is excess to $10 million in primary directors and officers liability insurance for the period. The Reliance complaint seeks, among other things, (i) rescission of the above-referenced insurance contract; (ii) reformation of the insurance contract to exclude the hazards raised by the pending securities class actions referred to above, the derivative actions referred to above, the Gilford and Wolf actions, and the SEC proceeding referred to above; and (iii) a declaratory judgment that the insurance contract at issue does not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaint alleges, among other things, that the Company's applications for that insurance contract and attachments thereto contained material misrepresentations and omissions, concealed facts and made incorrect statements, relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

On July 17, 1997, Federal Insurance Company ("Federal") commenced an action in the United States District Court for the Southern District of Florida entitled Federal Insurance Company v. Sensormatic Electronics Corporation, et al., Case No. 97-8560. In addition to the Company, the complaint names Messrs. Assaf, Lineberger, Pardue, Gillette, Simmons, Ray, Milnes, LeWine, Witter and Buffett as defendants. Federal was also one of the Company's three directors and officers liability insurance carriers for the period December 15, 1994 to December 15, 1995, providing a $10 million layer of coverage that was excess to the Reliance coverage. The Federal complaint seeks, among other things, (i) rescission of that insurance contract; (ii) reformation of that insurance contract to exclude the hazards raised by the pending securities class actions referred to above, the derivative actions referred to above, the Gilford action, and the SEC proceeding referred to above; and (iii) a declaratory judgment that the insurance contract does not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaint alleges, among other things, that the Company's applications for that insurance contract and attachments thereto contained material misrepresentations and omissions, concealed facts and made incorrect statements, relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

The Company intends to defend vigorously against the Reliance and Federal actions.

8. The Company was notified, by receipt of a document subpoena on February 6, 1996, that the U.S. Federal Trade Commission has authorized a non-public investigation to determine whether the Company, certain other U.S. manufacturers of EAS systems and unspecified others agreed to refrain from truthful comparative advertising relating to EAS systems, or agreed to boycott the EAS standard-setting process of the National Association of Chain Drug Stores. The Company has been cooperating with this investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 19, 1997 with respect to the executive officers of the Company.

                                               OFFICER
NAME                                     AGE    SINCE    POSITION
----                                     ---   -------   --------
Robert A. Vanourek.....................  55    1995      President and Chief Executive Officer
Kenneth W. Chmiel......................  53    1997      Senior Vice President of Supply Chain
                                                         Operations
Olin S. Giles..........................  56    1985      Senior Vice President and Chief
                                                         Technical Officer
Jerry T. Kendall.......................  54    1993      Senior Vice President and President of
                                                         North America Retail Operations
Garrett E. Pierce......................  53    1996      Senior Vice President and Chief
                                                         Financial Officer
Ronald F. Premuroso....................  43    1996      Senior Vice President and President of
                                                         International Retail Operations
Terry W. Price.........................  53    1991      Senior Vice President and President of
                                                         Commercial/Industrial Worldwide
                                                         Operations
Walter A. Engdahl......................  59    1992      Vice President -- Corporate Counsel and
                                                         Secretary
Jean-Michel Houry......................  47    1996      Vice President and President of Europe
                                                         Retail Operations

The terms of office of each of the officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.

Robert A. Vanourek joined the Company as President and Chief Operating Officer in October 1995 and on August 12, 1996 became President and Chief Executive Officer. Prior to joining the Company, Mr. Vanourek was President and Chief Executive Officer of Recognition International, Inc. ("Recognition"), an international provider of document processing hardware, software and services. Prior to joining Recognition, he spent eight years at Pitney Bowes, including four years as Group Vice President of Pitney Bowes' $800 million Mailing Systems division. He also spent four years as President of Pitney Bowes' Monarch Marking Systems subsidiary, which marketed price-marking systems and electronic article surveillance equipment to retailers worldwide.

Kenneth W. Chmiel joined the Company in July 1997 as Senior Vice President of Supply Chain Operations and is responsible for managing product manufacturing and distribution. Prior to joining the Company, Mr. Chmiel served as Executive Vice President and Chief Operating Officer of Amerail/Morrison Knudsen Corporation's Transit Systems Group from 1993, and as Executive Vice President of the Rail Systems Group from 1990. From 1973 to 1989, Mr. Chmiel held a number of different management positions with Allied Signal.

Olin S. Giles was appointed Vice President of Engineering in 1988 and in March 1996, Mr. Giles was appointed Senior Vice President and Chief Technical Officer of the Company. Prior to joining the Company, Mr. Giles served for over 20 years in a number of management positions with General Electric Company.

Jerry T. Kendall joined Sensormatic as Senior Vice President -- Sales, Marketing and Service of Security Tag Systems, Inc., which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. In 1996, Mr. Kendall was appointed Vice President, North America Retail Operations, with responsibilities to lead the retail business unit field sales, service and administrative organization in the U.S. and Canada. In July 1997, Mr. Kendall was appointed Senior Vice President and President of North America Retail Operations.

Garrett E. Pierce joined the Company as Senior Vice President and Chief Financial Officer in January 1996. Prior to joining the Company, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a leading supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a leading provider of thin film equipment and material technology to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly-owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with Allied Signal.

Ronald F. Premuroso was the Managing Director of the Asia Pacific Operations from 1989 to 1992 and Vice President of the Asia Pacific Operations from 1992 to 1996. In 1996, Mr. Premuroso was appointed Vice President of International Retail Operations with responsibility to lead the retail business unit field sales, service and administrative organizations in Asia Pacific, the Middle East, Africa and Latin America. In July 1997, Mr. Premuroso was appointed Senior Vice President and President of the International Retail Operations.

Terry W. Price was appointed Group Vice President -- Commercial/Industrial from 1991 until 1996, when he was promoted to Senior Vice-President and President of Commercial/Industrial Worldwide Operations.

Walter A. Engdahl was appointed Vice President -- Corporate Counsel of the Company in February 1992 and became Secretary of the Company in 1993. He is a member of the Bars of both Florida and New York.

Jean-Michel Houry joined the Company in 1994 as the Managing Director of Operations in France. In early 1996, he was promoted to Vice President of the Southern Europe Retail Operations. In July 1997, Mr. Houry was promoted to Vice-President and President of Europe Retail Operations. Prior to joining the Company, Mr. Houry served as General Manager of the IBM Product Division in France.

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

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. As of September 19, 1997, there were 4,887 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY AND STATISTICAL
         INFORMATION

                            SELECTED FINANCIAL DATA
                    (In millions, except per share amounts)

                                      1997(1)      1996(1)      1995(4)        1994       1993(4)
                                      --------     --------     --------     --------     -------
YEAR ENDED
Total revenues...................     $1,025.7     $  994.6     $  889.1     $  656.0     $487.3
                                      ========     ========     ========     ========     ======
Operating income (loss)..........     $    2.1     $ (134.5)    $   97.9     $  104.8     $ 71.0
                                      ========     ========     ========     ========     ======
(Loss) income from continuing
  operations.....................     $  (21.4)    $  (97.7)    $   69.6     $   72.1     $ 54.1
                                      ========     ========     ========     ========     ======
Net (loss) income................     $  (21.4)    $  (97.7)    $   73.7     $   72.1     $ 54.1
                                      ========     ========     ========     ========     ======
Primary (loss) earnings per
  common share:
  Continuing operations..........     $   (.29)    $  (1.32)    $    .97     $   1.16     $  .97
                                      ========     ========     ========     ========     ======
  Net (loss) income..............     $   (.29)    $  (1.32)    $   1.02     $   1.16     $  .97
                                      ========     ========     ========     ========     ======
Fully diluted (loss) earnings per
  common share:
  Continuing operations..........     $   (.29)(2) $  (1.32)(2) $    .97     $   1.13     $  .93
                                      ========     ========     ========     ========     ======
  Net (loss) income..............     $   (.29)(2) $  (1.32)(2) $   1.02     $   1.13     $  .93
                                      ========     ========     ========     ========     ======
Cash dividends per common
  share..........................     $    .22     $    .22     $    .22     $    .21     $  .15(5)
                                      ========     ========     ========     ========     ======
AT YEAR-END
Total assets.....................     $1,643.6     $1,630.3     $1,570.9     $1,155.5     $926.9
                                      ========     ========     ========     ========     ======
Total debt.......................     $  523.3     $  516.5(3)  $  326.7     $  219.2     $308.4(3)
                                      ========     ========     ========     ========     ======
Total stockholders' equity.......     $  772.9     $  831.7     $  952.7     $  727.7(3)  $489.7
                                      ========     ========     ========     ========     ======

---------------

(1) Includes restructuring and special charges of $48.9 and $186.0, in 1997 and 1996, respectively.
(2) Amounts are not adjusted as the effect is anti-dilutive.
(3) In fiscal year 1996, the Company issued $350.0 Senior Notes; in fiscal year 1994, approximately $114.0 of the $115.0 principal amount of 7% convertible subordinated debentures, issued in fiscal 1991, were converted to approximately 7.3 million shares of Common Stock; and in fiscal 1993, the Company issued $135.0 Senior Notes (see Note 8 of Notes to Consolidated Financial Statements).
(4) In fiscal year 1995, the Company acquired Knogo Corporation's operations outside of the United States, Puerto Rico and Canada and in fiscal 1993, it acquired ALPS and the outstanding common stock of Security Tag (see Note 13 of Notes to Consolidated Financial Statements).
(5) Fourth quarter dividend of $.05 per share of Common Stock was declared in July 1993.

           QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
               (In millions, except share and per share amounts)

                                                                       Quarter Ended
                                                   ------------------------------------------------------
                                                   September 30,   December 31,   March 31,   June 30,(3)
                                                   -------------   ------------   ---------   -----------
1997(1)
Total revenues...................................     $246.0         $ 256.6       $250.1       $273.0
Operating income (loss)..........................     $ 10.9         $  17.3       $ 15.0       $(41.1)
Net income.......................................     $  2.1         $   6.1       $  5.8       $(35.4)
Primary and fully diluted earnings (loss) per
  common share...................................     $  .03         $   .08       $  .08       $ (.48)
Dividends declared per common share..............     $ .055         $  .055       $ .055       $ .055
Market price of common stock:
  High...........................................     $19 3/4       $ 21 1/8        $   18      $17 1/2
  Low............................................     $13 7/8      $12 11/16      $ 14 1/2      $12 7/8

                                                                       QUARTER ENDED
                                                   ------------------------------------------------------
                                                   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,    JUNE 30,
                                                   -------------   ------------   ---------   -----------
1996(2)
Total revenues...................................     $267.2          $244.6       $225.3       $257.5
Operating income (loss)..........................     $ 28.8          $(98.9)      $(73.1)      $  8.7
Net income (loss)................................     $ 16.9          $(65.1)      $(50.0)      $  0.5
Primary and fully diluted earnings (loss) per
  common share...................................     $  .23          $ (.88)      $ (.68)      $  .01
Dividends declared per common share..............     $ .055          $ .055       $ .055       $ .055
Market price of common stock:
  High...........................................     $36 1/2         $24 1/2      $18 7/8      $22 7/8
  Low............................................     $20 1/8         $16 1/4      $13 5/8      $15 5/8

---------------

(1) Includes restructuring and special charges of $48.9 recorded in the fourth quarter.
(2) Includes restructuring and special charges totaling $186.0, of which $111.9 was recorded in the second quarter and $74.1 was recorded in the third quarter.
(3) In the fourth quarter of fiscal 1997, the Company recorded nonrecurring charges of approximately $22.0, principally related to its European operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

OVERVIEW
Consolidated revenues increased 3% to $1,025.7 million in fiscal 1997 versus $994.6 million in fiscal 1996, as compared to an increase of 12% in fiscal 1996 versus fiscal 1995. More specifically, fiscal year 1997 North America Retail and International Retail revenues increased 12% and 33%, respectively, and C/I Worldwide and Europe Retail revenues decreased approximately 1% and 8%, respectively as compared to the prior year. More than 50% of fiscal 1997 revenues were generated from outside the U.S. The continued overall increase in revenues is attributable to a strategy of product, customer and geographic market diversification.

Results of operations reflected operating income of $2.1 million in fiscal 1997 versus a loss from operations of $134.5 million in fiscal 1996 and income from operations of $97.9 million in fiscal 1995. The Company reported a net loss of $21.4 million, or a per share loss of $.29, in fiscal 1997, versus a loss of $97.7 million in fiscal 1996, or a per share loss of $1.32, and net income in fiscal 1995 of $73.7 million, or earnings per share of $1.02. The Company's results for fiscal 1997 and fiscal 1996 include the effects of restructuring and special charges totaling $48.9 million and $186.0 million on a pretax basis, respectively, with an after-tax effect of approximately $34.6 million or $.47 per share and $118.2 million or $1.60 per share, respectively. See "Restructuring and Special Charges" below and Note 2 of Notes to the Consolidated Financial Statements for further discussion.

The following table presents earnings, both as reported and excluding restructuring and special charges, for fiscal 1997 as compared to fiscal 1996 and fiscal 1995 (in millions, except per share amounts):

                                        1997                         1996                 1995
                              -------------------------    -------------------------    --------
                                            EXCLUDING                    EXCLUDING
                                          RESTRUCTURING                RESTRUCTURING
                                 AS        AND SPECIAL        AS        AND SPECIAL        AS
                              REPORTED       CHARGES       REPORTED       CHARGES       REPORTED
                              --------    -------------    --------    -------------    --------
Operating Income (Loss).....   $  2.1         $51.0        $(134.5)        $51.5         $97.9
Net (Loss) Income...........   $(21.4)        $13.2        $ (97.7)        $20.5         $73.7
(Loss) Earnings Per Share...   $ (.29)        $ .18        $ (1.32)        $ .28         $1.02

RESTRUCTURING AND SPECIAL CHARGES AND OTHER STRATEGIES
Sensormatic has grown from a single technology, single market company with revenues of less than $100 million in fiscal 1987 to a global provider of multiple electronic security solutions with revenues in excess of $1 billion in fiscal 1997. A significant percentage of this growth occurred in the past 5 years, as revenues reported for fiscal 1992 were approximately $300 million and have since grown by a compound average growth rate of 27%. This growth was attained principally through internally developed new products, various strategic acquisitions and increased market penetration in existing and new markets.

The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the Company's growth in corporate infrastructure and systems. In addition, expenses and working capital requirements increased to unacceptable levels. Consequently, in fiscal 1996, the Company launched a strategic restructuring plan with the following objectives: (i) expense reduction and asset control, (ii) improved processes and systems, and (iii) quality growth.

The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused primarily on operational systems, organizational structures, facilities utilization, product rationalization, inventory levels and accounts receivable balances. In fiscal 1996, as a result of the above initiatives, the Company recorded restructuring and special charges totaling $186.0 million with an after-tax impact of $118.2 million.

Recently, the Company announced further restructuring actions which include the divestment of non-core businesses and additional cost-reduction plans, which mainly include staff reductions within its European operations, as well as additional special charges principally for increases to the valuation allowances for accounts receivable and receivables financed with third parties. The total restructuring and special charges are estimated to be approximately $90 million with an after-tax impact of $65 million. In fiscal 1997, the Company recognized $48.9 million of this charge and expects to recognize the remainder in the first quarter of fiscal 1998.

Restructuring Charges
As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization is to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. The Company is currently organized into four principal sales organizations: North America Retail, Europe Retail, International Retail and C/I Worldwide. The Company has two major product line management functions: the EAS Division and the ISS Division. Both product line management divisions service commercial/industrial and retail customers and sales organizations as well as coordinate engineering, manufacturing and quality control functions for these two major product groups. The Company also has a Global Source Tagging Division, with responsibility to manage and direct the Company's source tagging initiatives worldwide, and a Supply Chain Operations Division which is responsible for global manufacturing and distribution.

Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. As of June 30, 1997, all planned terminations have been completed and approximately one-half of the facilities have been eliminated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource other products.

The fiscal 1996, pre-tax restructuring charges were $85.3 million and the related estimated cash outlay is $33.3 million, of which $19.4 million was disbursed as of June 30, 1997. Upon completion of the restructuring activities, anticipated savings in operating expenses and manufacturing costs are estimated to be $44 million. To date, these savings have been partially offset by costs associated with the addition of approximately 250 employees in strategic growth and key technical areas, additional consulting fees and increased legal fees relating principally to the pending litigation and government investigations.

In fiscal 1997, the Company continued to refine its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997 which include the divestiture of non-core businesses and workforce reductions, principally in its European operations. The principal noncore business which the Company has elected to divest included its U.S. commercial/industrial direct sales and service business which was sold in September 1997. The Company elected to exit this business activity due to market conflicts with its indirect sales channels and the need to focus on products related to the Company's strategy of total systems integration. The Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 will be eliminated in connection with the divestment of non-core businesses and the remaining positions principally represent the termination of administrative personnel.

The recent restructuring activities are expected to result in pre-tax restructuring charges of $70 million of which $26.8 million has been recorded in the fourth quarter of fiscal 1997 and the remainder is expected to be recorded in the first quarter of fiscal 1998. The total cash outlay related to the recently announced restructuring actions, net of expected proceeds from the divestment of non-core businesses, is estimated to be $30 million. Upon completion of the planned restructuring activities, the Company expects net annualized savings of approximately $50 million.

The following table sets forth the details and activity of the restructuring charge reserves for fiscal 1997 (in millions):

                                 ACCRUAL                                                     ACCRUAL
                                BALANCE AT                  REDUCTIONS                      BALANCE AT
                                 JUNE 30,      1997      ----------------      RESERVE       JUNE 30,
                                   1996      ADDITIONS   CASH    NON-CASH   REALLOCATIONS      1997
                                ----------   ---------   -----   --------   -------------   ----------
Product rationalization,
  related equipment charges
  and other...................    $11.1        $ 2.9     $   -    $(12.4)       $ 2.8         $ 4.4
Closure of facilities and
  related costs...............     20.9          6.5      (1.4)     (6.5)        (7.3)         12.2
Employee termination and
  related costs...............      5.4           .5      (6.6)        -          4.5           3.8
Non-core business
  divestments.................        -         16.9                   -            -          16.9
                                  -----        -----     -----    ------        -----         -----
          Total...............    $37.4        $26.8     $(8.0)   $(18.9)       $   -         $37.3
                                  =====        =====     =====    ======        =====         =====

All of the Company's restructuring activities are expected to be substantially complete prior to the end of fiscal 1998 and the Company believes the provisions identified as required are adequate to cover the costs associated with these plans.

Special Charges
In fiscal 1996, as part of the Company's plan to focus on asset management and review its balance sheet in view of the then existing business environment, the Company performed an extensive review of the collectibility of accounts receivable, including off-balance sheet receivables. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several commercial/industrial and retail customers had filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving and potentially obsolete inventory in light of softening demand for certain EAS products.

As a result of these reviews, the Company recorded a charge to operations of $100.7 million in fiscal 1996 which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $75.6 million related to receivables and other matters and $25.1 million related to inventories and revenue equipment. Special charges are included in the 1996 Consolidated Statement of Operations as follows: $29.1 million in costs of sales; $2.6 million in depreciation on revenue equipment; $68.5 million in selling, general and administrative expenses and $0.5 million in research, development and engineering expenses.

In fiscal 1997 the Company recorded additional special charges of $22.1 million which principally represent increases to valuation allowances for accounts receivable and receivables financed with third parties. The special charges are recorded in the fiscal 1997 Consolidated Statement of Operations as follows:
$2.5 million in costs of sales and $19.6 million in selling, general and administrative expenses.

Other Strategies
To assist with the Company's restructuring plan objective to improve processes and systems, the Company has embarked upon a process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees. Q(3) is a multi-year effort in which the Company will reengineer the way it operates enterprise-wide. The program will also establish a culture of "continuous improvement" in all of the Company's business processes to reduce cost and increase customer satisfaction. In connection with this program, the Company has committed to the implementation of a new enterprise-wide management information system and an extensive internal training program, both of which are expected to significantly enhance operational efficiencies and improve customer service.

Key revenue growth strategies of the Company include the following:

(1) Ultra-Max technology Expansion -- The Company has focused its marketing and sales efforts on the promotion of Ultra-Max technology to relatively unpenetrated markets such as food and hard goods retailers. The Company also expects to capitalize on its significant market share among soft goods retailers to transition from older EAS technology to Ultra-Max. The broader utilization of Ultra-Max is expected to provide retailers with source tagging opportunities in all merchandise categories.

(2) Recurring label sales -- The sale of EAS systems and devices to hard goods retailers, where the potential for growth remains great, has been a contributing factor in the Company's growth in recent years. Hard goods merchandise is protected with labels which leave the store with the merchandise, representing a major source of recurring revenues to the Company. Labels may be self-adhesive, stick-on labels which are attached to merchandise by the retailer or applied at the point of manufacture or distribution.

(3) Source tagging -- The Company has formed relationships with manufacturers and a number of its retail customers around the world, from various segments of soft goods and hard goods retailers (including music retailers, drug stores, home improvement centers, supermarkets and discount stores), to promote source tagging. Source tagging is intended to help retailers increase product sales and profitability through open merchandising and product exposure, reduce shrinkage and reduce costs by eliminating the need for sales associates to apply security tags and labels to merchandise. Currently more than 500 vendors in the U.S. and more than 1,300 worldwide participate in source tagging with the Company's Ultra-Max and electromagnetic based labels. The Company estimates that in 1997, these suppliers provided U.S. and international retailers with more than 430 million source tagged labels. The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased system sales.

(4) Licensing label production -- The Company has entered into license agreements with leading label producing companies, such as Avery Dennison and Wallace Computer Systems, which will manufacture the Company's Ultra-Strip labels. The licensing agreements will allow the Company to gain efficiencies in label manufacturing, distribution and application for source tagging that will reduce the overall cost of source tagging programs to retailers and suppliers as well as reduce its capital investment in label manufacturing. These agreements are expected to result in a broader distribution of Ultra-Strip labels and, therefore, facilitate the growth of Ultra-Max technology, as well as allow Sensormatic to focus on systems and security solutions. Recurring revenue to the Company is to be provided from royalty fees paid by the licensees.

(5) Commercial/Industrial markets -- Through C/I Worldwide, the Company intends to further expand into commercial/industrial markets. C/I sales personnel partner with dealers and distributors to target major national and global customers and offer complete integrated security solutions. As part of the Company's strategy to highlight its expansion into commercial/industrial markets, Sensormatic was the first ever official electronic security supplier to the Games in Atlanta. The Company provided the electronic security technology, including CCTV, Access Control, and ITT systems, to the highly secured areas. The Olympics represented the largest security installation in the world covering 46 venues throughout the U.S.

(6) Integrated security solutions -- The Company is focusing its efforts on the further development of integrated security solutions for retail and commercial/industrial users and has formed the ISS Division to coordinate and monitor the engineering, manufacturing and quality control efforts of CCTV, Access Control and ITT systems. The Company has greatly expanded its product group beyond retail only products, with its CCTV and Access Control product lines. A key example is Intellex, the first "intelligent" CCTV display, record and analysis system on the market, and winner of the Security Industry Association's 1997 "Judge's Choice" award. Additionally, ITT systems, which utilize smart tags that combine the benefits of conventional EAS tags with the intelligence capabilities of RFID technology are key development projects for Sensormatic. The Company is also combining its resources with other partners, such as Texas Instruments, Paxar and Micron Communications, Inc. as part of its product development efforts.

RESULTS OF OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

The following discussion of operating results excludes the effects of the restructuring and special charges recorded in fiscal 1997 and 1996, which were discussed above.

Revenues
As noted above, revenues for fiscal 1997 increased 3%, or $31.1 million, over fiscal 1996 as a result of increased revenue by North America Retail, International Retail and the Global Source Tagging Division. The revenue growth resulted principally from increased sales of Ultra-Max and CCTV systems and products. Ultra-Max revenues increased 27% from $240.2 million in fiscal 1996 to $304.5 million in fiscal 1997. CCTV revenues increased 6% from $297.5 million in fiscal 1996 to $314.6 million in fiscal 1997. Installation, maintenance and other revenue also increased 25% to $117.4 million in fiscal 1997 as compared to $94.1 million in fiscal 1996 as the Company's installed base has increased. Worldwide Access Control system revenues remained flat at $60.7 million in fiscal 1997 as compared to $60.8 million in fiscal 1996.

Consolidated revenues for the EAS product lines were down slightly from $542.2 million in fiscal 1996 to $533.0 million in fiscal 1997, a 2% decrease. As previously mentioned, Ultra-Max revenues increased 27% in fiscal 1997 as compared to fiscal 1996. This increase was offset by a decrease in other EAS system revenues, principally the radio frequency technology systems and SensorStrip Checkout systems. Radio frequency systems are being phased out in connection with the Company's strategy to upgrade users from the older EAS technologies to Ultra-Max technology. Revenues from SensorStrip Checkout systems, which are principally sold in Europe, were negatively affected by the overall poor performance of the European business unit.

Overall CCTV revenues increased 6% in fiscal 1997 as compared to fiscal 1996. A significant percentage of CCTV revenues and nearly all of Access Control revenues are generated by C/I Worldwide which was negatively impacted in fiscal 1997 by market conflicts with its indirect sales channels, product shortages and late new product introductions As a result of the channel conflict, the Company made a strategic decision to exit the commercial/industrial direct sales and service business in the U.S. and will partner with its dealers and distributors to promote its products in the commercial/industrial markets and thereby lower its distribution and installation costs. In September 1997, the Company completed the sale of its U.S. commercial/industrial direct sales and service business. Installation and product revenues from this business unit were approximately $76 million in fiscal 1997. The Company expects a decline in C/I Worldwide revenues as a result of the divestiture of its U.S. direct sales and service business as well as other business units; however this decrease in revenue is expected to be partly offset by product sales to indirect channels, including to the buyer of its U.S. integrated services business.

North America Retail revenue for fiscal 1997 increased 12% versus fiscal 1996. Fiscal 1996 North America Retail revenues were negatively impacted by product shortages as well as restructuring activities. This business unit entered fiscal 1997 with a significant backlog which at the end of fiscal 1997 was approximately one-half of its fiscal 1996 year-end backlog. Significant increases in revenues were noted in the soft goods and food divisions, with increases over prior year of 40% and 59%, respectively, as a result of greater penetration of the retail apparel and food markets along with improved technology solutions. North America Retail CCTV system revenues increased 20% in fiscal 1997 as compared to fiscal 1996 as a result of increased sales to all market segments.

Europe Retail revenues decreased 8% in fiscal 1997 as compared to fiscal 1996. European revenues were negatively affected by management changes and a repositioning of the Company's market focus in the United Kingdom, a weak economy in southern Europe and France, and the strengthening of the U.S. dollar which resulted in a decrease to revenues of approximately $18 million. The Company hired a new management team in the United Kingdom during fiscal 1997, which is in the process of implementing a new higher-end market EAS strategy. France's revenue growth was negatively impacted by a weak economy as well as legislation which has restricted the expansion of hypermarkets. A large percentage of France's revenue is from the hypermarket industry and as a result of the legislation, France's market strategy has been to upgrade existing customers to newer technologies. The Company has also experienced increased competition in Europe during the year.

Fiscal 1997 revenues in International Retail grew 33% over the prior year. More specifically, Asia Pacific revenues increased 19% as compared to the prior year and Latin America revenues increased 45% as compared to the prior year. The fiscal 1997 increase in Asia Pacific revenues is due principally to increased business partner revenues, notably in Japan, and the recent opening of a sales office in Beijing. Revenues were slightly affected by some softness in Australia's economy over the course of the year. Fiscal 1997 Latin America revenues include revenues from Argentina, which was acquired in October 1996, and Colombia, which was acquired in May 1996. Excluding these acquisitions, fiscal 1997 Latin America revenues increased 9% as compared to fiscal 1996, with significant increases in Brazil, a 51% owned affiliate, and Mexico.

In fiscal 1997, C/I Worldwide was negatively affected by market conflicts with its indirect sales channels, product shortages, and late new product introductions. C/I Worldwide revenues were flat in fiscal 1997 as compared to fiscal 1996. Fiscal 1997 continued to be a transition year for C/I Worldwide as this new business unit, formed within the Company in late 1996 in connection with the Company's strategy to expand into and sell integrated security solutions to the commercial/industrial market, reorganized its management staff and administrative functions, aligned and just recently segregated product development and manufacturing activities from its sales organization and realigned its marketing strategy to partner with its dealers and distributors rather than sell directly to customers. Additionally, C/I Worldwide has centralized the administrative functions of its indirect sales business in Europe during fiscal 1997. The above activity negatively affected revenue growth during fiscal 1997.

The Company anticipates that revenues for the first quarter of fiscal 1998 will be lower than revenues reported in the first quarter of fiscal 1997. Decreases are expected in European and C/I Worldwide revenues for the reasons noted above. The Company completed the divestiture of its U.S. systems integration business in September 1997.

Gross Margins and Operating Income
Before special charges, gross margins were 45.6% for fiscal 1997 compared with 44.8% for fiscal 1996. The increase in margins is due to the Company's overall cost reduction efforts and principally represents favorable purchase prices on materials used in the manufacturing process. The effect of these savings on gross margins has been offset by lower product pricing resulting from competition in certain segments of the EAS markets and higher costs associated with the transfer of more production to the Company's facility in Ireland to support operations in Europe. The Company has experienced pricing pressures from certain EAS retail customers and expects the pricing pressure to continue in future quarters.

Excluding restructuring and special charges, operating income for fiscal 1997 was $51.0 million or 5.0% of total revenue, versus $51.5 million or 5.2% of total revenue in fiscal 1996.

Selling, General and Administrative Expenses
Excluding special charges, total selling, general and administration expenses, as a percentage of total revenues, were 36.4% in fiscal 1997 versus 35.2% in fiscal 1996. In absolute dollars, selling expenses increased in fiscal 1997 versus fiscal 1996 due to higher commission expenses as a result of increased revenue. Operating expenses in the Company's European Retail business unit were higher than fiscal 1996 as a percentage of revenues due to a significant overhead structure. Accordingly, the Company has recently announced additional cost reduction programs to reduce overhead cost, principally in its European Retail business unit. These programs include the centralization of administrative services and workforce reductions. C/I Worldwide operating expenses as a percentage of revenue increased over fiscal 1996 levels. The divestiture of non-core businesses, including the exit of the systems integration business, are expected to decrease C/I Worldwide operating expenses as a percentage of revenues below fiscal 1997 levels. Fiscal 1997 corporate administrative expense levels were higher than in fiscal 1996 as a result of increased consulting fees paid in connection with the Company's process improvement programs. Legal expenses were comparable to fiscal 1996 levels but remain at higher than normal levels due to expenses incurred to defend against certain actions which have been brought against the Company and in connection with an investigation by the Securities and Exchange Commission. It is anticipated that legal expenses and related cash expenditures will remain at an elevated level until these matters are concluded.

In fiscal 1997 and fiscal 1996 the Company incurred expenses of $4.2 million and $6.2 million, respectively, related to its involvement as the official electronic security sponsor and supplier to the Games. The Company's association with the Games is part of its strategy to expand general awareness of the Company's total electronic security capabilities. The sales benefit from the world "showcase" exposure has benefited the Company through new business.

Research, Development and Engineering Expenses
Research, development and engineering expenses decreased to 2.4% of revenue in fiscal 1997 versus 2.7% in fiscal 1996. The reduced level of spending is the result of planned consolidations and product rationalizations. New product development in all product categories continues to be a high priority for the Company and the Company expects fiscal 1998 spending levels for research, development and engineering to be approximately 25% higher than fiscal 1997 levels. During fiscal 1997 the Company introduced 12 major new products, including UltraPost, Intellex and ScanThru(TM).

Other (Expenses) Income
Non-operating expenses, which include interest expense and interest income, increased from $25.4 million in fiscal 1996 to $32.4 million in fiscal 1997. The increase is principally due to an increase in interest expense due to higher average debt levels in fiscal 1997 as compared to fiscal 1996 as well as the Company's decision to substitute long-term fixed rate borrowings for short-term variable rate borrowings. In the third and fourth quarters of fiscal 1996, the Company issued $350 million Senior Notes, the proceeds of which were used to repay short-term U.S. and European bank borrowings and for general corporate purposes. Fiscal 1997 non-operating expenses also included a gain of approximately $2.4 million as a result of the cancellation of certain foreign currency contracts. The Company canceled certain forward contracts which allowed it to sell British Pounds for a fixed U.S. dollar amount as a result of the recapitalization of its U.K. affiliate.

Taxes
The Company's worldwide effective tax rate benefit for fiscal 1997 was (29)% as compared to (38.9)% in fiscal 1996. Both fiscal 1997 and 1996 rates include the effect of restructuring and special charges. Excluding the effect of restructuring and special charges, the Company's effective tax rate was 29% and 21.4%, respectively. The effective tax rate for continuing operations for fiscal 1998 is expected to be approximately 30%.

In August 1996, Congress repealed the favorable tax status in Puerto Rico which will be phased out over a ten year period for years beginning in 1996. The Company does not anticipate any material adverse effect on net income as a result of the new law through fiscal 2002; for years thereafter, the Company is evaluating the impact which is linked to the Company's further growth and investment in its Puerto Rico manufacturing facility.

Prior to fiscal 1997, the Company had recognized a valuation allowance relating to the uncertainty as to the realization of certain deferred tax assets, principally related to the fiscal 1995 acquisition of Knogo. Based upon anticipated future results, the Company has concluded, after review of the valuation allowance as of June 30, 1997, that it is more likely than not that the remaining balance of the net deferred tax assets will be realized.

RESULTS OF OPERATIONS -- FISCAL 1996 COMPARED TO FISCAL 1995

The following discussion of operating results excludes the effects of restructuring and special charges recorded in fiscal 1996, which were discussed above.

Revenues
Consolidated revenues for fiscal 1996 increased 12%, or $105.5 million, over fiscal 1995 as all regions and business units increased revenue as compared to the prior year. The revenue growth resulted principally from increased sales of EAS products and systems and CCTV products. CCTV revenues increased 16% from $255.7 million in fiscal 1995 to $297.5 million in fiscal 1996. Worldwide Access Control system revenues increased 32% to $60.8 million in fiscal 1996 as compared to $46.1 million in fiscal 1995.

Consolidated revenues for the EAS product lines increased 6% in fiscal 1996 from the comparable period of the prior year, principally due to growth in all geographic areas from Ultra-Max product line revenues, which increased 11% from the prior year as noted previously. Revenues from the magnetic product lines increased 25%, with the greatest increase in Europe, due in part to the acquisition of Knogo effective in the third quarter of 1995; slightly offset by a decrease in the U.S. where sales efforts are concentrated on the Ultra-Max product line. These increases were partially offset by a decline of 24% in the microwave product line revenues, principally in Europe, where sales efforts focused on the magnetic product lines. CCTV and Access Control system revenues from the U.S. region of C/I Worldwide increased 35% to $192.5 million due primarily to increased sales of CCTV products to non-retail customers and an increase in market penetration.

North American retail revenue for fiscal 1996 increased 4% versus fiscal 1995. Following the downsizing and restructuring carried out in the second quarter of fiscal 1996, revenues decreased in the third quarter but increased in the fourth quarter. EAS revenues were adversely affected by a number of consolidations and bankruptcies of retailers as well as increased competition in certain segments of the retail market. The increased competition has resulted in pricing pressures, the negative impact of which is intended to be offset by the savings to be realized as a result of the Company's restructuring plan and Q(3).

In Europe, total revenues for fiscal 1996 increased 4% over fiscal 1995. Operations in Europe were negatively impacted by the downsizing and restructuring, particularly in the U.K., where the Company carried out its most intensive restructuring while facing an increase in competition. France's revenue growth was negatively impacted by legislation restricting the expansion of hypermarkets resulting in a greater amount of equipment upgrade revenue rather than new product sales. The Company has also experienced increased competition in Europe during fiscal 1996 as compared to fiscal 1995.

Revenues in Asia/Pacific grew 9% over the prior year. Revenues were slightly affected by some softness in Japan's and Australia's economies over the course of the year. Revenues in Latin America grew 55% to $53.6 million as compared to $34.5 million in fiscal 1995. All countries in Latin America reported revenue increases in excess of 15% over fiscal 1995. In the fourth quarter of fiscal 1996, the Company completed the acquisition of its distributor operations in Colombia.

Gross Margins and Operating Income
Before special charges, gross margins on revenues were 44.8% for fiscal 1996 compared with 49.0% in fiscal 1995. The decline in margins is due primarily to lower product pricing resulting from competition in certain segments of the EAS markets, higher manufacturing costs resulting from temporary curtailment of manufacturing operations during fiscal 1996 and higher costs associated with the transfer of more production to the Company's facility in Ireland to support operations in Europe. In fiscal 1996, manufacturing operations were temporarily curtailed as a result of planned reductions in inventory levels and operated at approximately 66% of prior year levels. Worldwide inventory levels decreased $83 million from the previous year-end, including restructuring and special writedowns.

Excluding restructuring and special charges, operating income for fiscal 1996 was $51.5 million or 5.2% of total revenue, versus $97.9 million or 11% of total revenue in fiscal 1995. Operating costs and expenses in fiscal 1996 increased to 94.8% of consolidated revenues, compared with 89% in fiscal 1995.

Selling, General and Administrative Expenses
Excluding special charges, total selling, general and administration expenses, as a percentage of total revenues, were 35.2% in fiscal 1996 versus 33.8% in fiscal 1995. The increase in fiscal 1996 was due to an increase in bad debt expense as a result of an increase in bankruptcies and financial difficulties in the retail market following a poor holiday season and the consolidation of some retailers which led to stronger competition for other retailers. Additionally, legal expenses for fiscal 1996 increased to $9.8 million as compared to $4.5 million in fiscal 1995 due primarily to expenses incurred to defend against certain actions which have been brought against the Company and in connection with an investigation by the Securities and Exchange Commission. As previously mentioned, fiscal 1996 includes $6.2 million related to Sensormatic's sponsorship of the Games.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased to 2.7% of revenue in fiscal 1996 versus 2.6% in fiscal 1995. During fiscal 1996 the Company introduced 27 new products.

Other (Expenses) Income and Taxes
Non-operating expenses increased $16.5 million in fiscal 1996 as compared to fiscal 1995. The increase is due in part to the higher level of short-term borrowings outstanding during the first nine months of fiscal 1996 and the issuance of $350 million Senior Notes. The interest on the Senior Notes is slightly higher than the average fiscal 1995 short-term borrowing rate.

The Company's worldwide effective tax rate for fiscal 1996 was (38.9)% as compared to 21.9% in fiscal 1995. The fiscal 1996 rate includes the effect of restructuring and special charges. Excluding the effect of restructuring and special charges, the Company's effective tax rate was 21.4%.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1997, cash and cash equivalents decreased $92.0 million primarily due to capital expenditures, increases in revenue equipment and acquisitions. Cash flow used in operating activities was $2.1 million in fiscal 1997 compared with $34.3 million in fiscal 1996 and cash flow provided by operations of $22.4 million in fiscal 1995. The decrease in cash used in operations in fiscal 1997 as compared to fiscal 1996 was primarily due to a decrease in accounts receivable internally financed as a result of additional receivable financing programs put in place during fiscal 1997. This decrease was offset by an increase in inventory levels in fiscal 1997 as compared to fiscal 1996. Current and deferred tax benefits increased in fiscal 1997 as compared to fiscal 1996 due to additional tax benefits recorded in fiscal 1997 in connection with the restructuring and special charges.

The Company's investing activities used $85.2 million of cash in fiscal 1997, compared to $77.8 million in fiscal 1996. Additions to property, plant and equipment totaled $38.4 million, primarily for software and computer hardware purchases related to the Company's enterprise wide system implementation project; additional investments in manufacturing equipment, principally related to the label production process; and leasehold improvements as a result of the completion in fiscal 1997 of the Company's relocation of its primary corporate administrative offices and engineering facilities from its Deerfield Beach facility to its Boca Raton facility. Additional investing activities include increases in revenue equipment, which represents equipment held under operating leases. The Company completed the acquisition of its Argentine distributor in October 1996 for cash of $14.8 million along with an earn-out provision, payment of which is dependent on the achievement of certain performance targets of the subsidiary, and made additional investments in acquisitions of $16.4 million relating to ongoing payments for commitments relating to prior year acquisitions.

Fiscal 1997 financing activities used cash of $4.7 million as compared with cash generated of $182.2 million in fiscal 1996. The decrease is principally due to proceeds received from the issuance of $350 million Senior Notes in 1996. The proceeds from the Senior Notes were primarily used to repay short-term U.S. and European bank borrowing and for general corporate purposes. The Company's percentage of total debt to total capital was 40.4% at June 30, 1997 as compared to 38.3% at June 30, 1996

At June 30, 1997, the Company's primary sources of liquidity consisted of cash, committed lines of credit (totaling $250.0 million, of which approximately $10.0 million was utilized) and receivable financing agreements, all of which are available subject to compliance with certain covenants. The Company believes that the liquidity provided by existing cash and the financing arrangements described above will be sufficient to meet the Company's capital requirements for fiscal 1998.

During 1998, the Company plans to invest approximately $40.0 million in capital projects. The projects include investments in manufacturing operations for new production equipment and management information systems. In August 1997, the Company announced that it has suspended its quarterly dividend and plans to reinvest the funds in the Company's operations.

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

The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investments in its international subsidiaries. Translation exposure is the result of translating local currency financial statements into the Company's reporting currency. Management has estimated that the net impact of currency fluctuations on the Company's Results of Operations is largely due to the strengthening of the U.S. dollar and is not considered significant in any of the fiscal years in the three-year period ended June 30, 1997.

The Company does have a policy of managing its transaction exposure arising from intercompany product purchase commitments. The policy provides for the use of forward exchange contracts and options to sell the currencies received from international subsidiaries in settlement of intercompany product purchases. Forward contracts and options are subject to the risk of gain or loss from changes in exchange rates, but these gains or losses are effectively offset by losses or gains on the designated hedged commitments. The Company believes its policy to hedge its transaction exposures has been successful as foreign exchange gains and losses were minimal in fiscal 1997, 1996 and 1995, despite a volatile foreign currency market.

INTEREST RATE RISKS AND DERIVATIVES

The Company is subject to the risk of fluctuating interest rates in the normal course of business on various assets, consisting primarily of cash, installment receivables, sales-type leases and debt. Generally, the Company has used interest rate agreements to manage its exposure associated with the sale of installment receivables. The Company's interest rate risks related to existing outstanding debt are not significant as a major portion of the Company's debt is at fixed interest rates.

The Company does not enter into speculative derivative transactions or leveraged swap arrangements. The derivative instruments it does own are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will not have a significant effect on the Company's operations, cash flows, or financial position.

See Notes 1, 3, 8 and 14 of Notes to Consolidated Financial Statements for further discussion.

LOSS CONTINGENCIES

As mentioned in Note 11 of Notes to the Consolidated Financial Statements, the Company is a defendant in a number of class action lawsuits filed by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in later actions or complaint amendments, that the scope of the Company's year-end audit for fiscal 1995 had been expanded and that the results for the third quarter of fiscal 1995 were being restated. Also, in September 1995, actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. Further, in May and July 1997, two declaratory judgment actions were filed by the Company's two excess directors and officers liability insurance carriers during the period December 15, 1994 to December 15, 1995. In light of the uncertainty as to the outcome of these actions and the settlement discussions taking place, the Company has not recorded a provision for any liability that may result from these actions.

ACCOUNTING POLICIES

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. See Note 9 of Notes to the Consolidated Financial Statements for the affect on the Company's net income and earnings per share for fiscal 1997 and 1996 had the compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123.

In January 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on a financial-components approach that focuses on control. In order to continue to recognize the transfer of accounts receivable as sales, the Company has entered into several new receivable financing agreements during fiscal 1997. The impact of adoption of SFAS No. 125 in 1997 was immaterial.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which are effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in fiscal 1999, with no material impact to the Company's EPS calculation or disclosure information.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 with no material impact to the Company's financial statement presentation.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than is presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Except for historical matters, the matters discussed in this Form 10-K are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in international operations,
2) exchange rate risk, 3) market conditions for the Company's products, 4) the Company's ability to provide innovative and cost-effective solutions, 5) development risks, 6) competition, and 7) changes in the economic climate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Financial Statements:
  Report of Independent Certified Public Accountants........     33
  Consolidated Balance Sheets at June 30, 1997 and 1996.....     34
  Consolidated Statements of Operations for the years ended
     June 30, 1997, 1996 and 1995...........................     35
  Consolidated Statements of Cash Flows for the years ended
     June 30, 1997, 1996 and 1995...........................     36
  Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1997, 1996 and 1995...............     37
  Notes to Consolidated Financial Statements................   38-54

Financial Statement Schedules:
  For the three years ended June 30, 1997:
     Schedule II -- Valuation and Qualifying Accounts.......    S-1

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors of
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheets of Sensormatic Electronics Corporation as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audit also included the financial statement schedule listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

West Palm Beach, Florida
August 14, 1997

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                    (In millions, except par value amounts)

                                                                1997        1996
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $   21.7    $  113.7
Accounts receivable, net....................................     239.6       244.0
Current portion of deferred and installment receivables,
  net.......................................................      17.6        22.9
Current portion of net investment in sales-type leases......      34.4        29.0
Inventories, net............................................     199.6       157.8
Current portion of deferred income taxes....................      42.9        29.3
Other current assets........................................      54.4        37.1
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................     610.2       633.8
Deferred and installment receivables, net...................       9.9        41.3
Net investment in sales-type leases.........................     128.6       111.3
Revenue equipment, less accumulated depreciation of $55.3 in
  1997 and $47.1 in 1996....................................      66.8        56.9
Property, plant and equipment, net..........................     145.5       147.8
Costs in excess of net assets acquired, less accumulated
  amortization of $61.2 in 1997 and $46.6 in 1996...........     482.7       487.5
Deferred income taxes.......................................     111.5        96.9
Patents and other assets, less accumulated amortization of
  $24.5 in 1997 and $28.2 in 1996...........................      88.4        54.8
                                                              --------    --------
TOTAL ASSETS................................................  $1,643.6    $1,630.3
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt.............................................  $   21.8    $   24.8
Accounts payable............................................      67.2        59.9
Other current liabilities and deferred income taxes.........     240.4       174.5
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................     329.4       259.2
Long-term debt..............................................     501.5       491.7
Other noncurrent liabilities and deferred income taxes......      39.8        47.7
                                                              --------    --------
          TOTAL LIABILITIES.................................     870.7       798.6
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized,
  none issued...............................................         -           -
Common stock, $.01 par value, 125.0 shares authorized, 74.3
  and 73.9 shares outstanding in 1997 and 1996,
  respectively..............................................     730.5       723.8
Retained earnings...........................................     143.7       181.8
Treasury stock at cost and other, 1.7 shares in 1997 and
  1996......................................................     (14.0)      (13.4)
Currency translation adjustments............................     (87.3)      (60.5)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................     772.9       831.7
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,643.6    $1,630.3
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                    (In millions, except per share amounts)

                                                                1997        1996        1995
                                                              --------    --------    --------
Revenues:
  Sales.....................................................  $  853.0    $  850.8    $  762.4
  Rentals...................................................      55.3        49.7        50.6
  Installation, maintenance and other.......................     117.4        94.1        76.1
                                                              --------    --------    --------
          Total revenues....................................   1,025.7       994.6       889.1
                                                              --------    --------    --------
Operating costs and expenses:
  Costs of sales............................................     539.4       560.2       437.3
  Depreciation on revenue equipment.........................      20.8        20.3        16.3
  Selling, general and administrative.......................     392.6       418.5       300.3
  Restructuring charges.....................................      26.8        85.3           -
  Research, development and engineering.....................      24.5        27.7        22.7
  Amortization of intangible assets.........................      19.5        17.1        14.6
                                                              --------    --------    --------
          Total operating costs and expenses................   1,023.6     1,129.1       791.2
                                                              --------    --------    --------
Operating income (loss).....................................       2.1      (134.5)       97.9
                                                              --------    --------    --------
Other (expenses) income:
  Interest income...........................................      16.2        16.9        17.2
  Interest expense..........................................     (47.9)      (38.4)      (29.0)
  Other, net................................................      (0.7)       (3.9)        2.9
                                                              --------    --------    --------
          Total other (expenses) income.....................     (32.4)      (25.4)       (8.9)
                                                              --------    --------    --------
(Loss) income from continuing operations before income
  taxes.....................................................     (30.3)     (159.9)       89.0
(Benefit) provision for income taxes........................      (8.9)      (62.2)       19.4
                                                              --------    --------    --------
(Loss) income from continuing operations....................     (21.4)      (97.7)       69.6
Discontinued operations.....................................         -           -         4.1
                                                              --------    --------    --------
Net (loss) income...........................................  $  (21.4)   $  (97.7)   $   73.7
                                                              ========    ========    ========
Primary (loss) earnings per common share:
  Continuing operations.....................................  $   (.29)   $  (1.32)   $    .97
  Discontinued operations...................................         -           -         .05
                                                              --------    --------    --------
Net (loss) income...........................................  $   (.29)   $  (1.32)   $   1.02
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (In millions)

                                                               1997     1996      1995
                                                              ------   -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations..................  $(21.4)  $ (97.7)  $ 69.6
  Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating
     activities:
       Depreciation.........................................    46.7      42.1     33.4
       Amortization.........................................    19.5      17.1     14.6
       Restructuring and special charges, net...............    48.9     174.6        -
  Net changes in operating assets and liabilities, net of
     effects of acquisitions:
       Accounts receivable and receivables from financing
        institutions........................................   (63.6)    (62.9)   (57.4)
       Deferred and installment receivables.................    36.6      (5.8)     4.9
       Net investment in sales-type leases..................   (22.7)    (50.0)     9.2
       Inventories..........................................   (45.8)     43.0    (68.4)
       Current and deferred income taxes....................   (30.9)    (76.5)    (3.8)
       Accounts payable.....................................     8.4      (4.3)    15.1
       Other, net...........................................    22.2     (13.9)     5.2
                                                              ------   -------   ------
            Net cash (used in) provided by operating
               activities...................................    (2.1)    (34.3)    22.4
                                                              ------   -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (38.4)    (49.8)   (63.0)
  Increase in revenue equipment, net........................   (23.0)    (36.8)    (4.0)
  Acquisitions (net of cash acquired of $6.7 in 1995).......   (14.8)     (8.6)    (9.6)
  Additional investments in acquisitions....................   (16.4)    (14.9)   (13.3)
  Proceeds from sales and maturities of marketable
     securities.............................................     2.4      23.3      7.7
  Other, net................................................     5.0       9.0      4.9
                                                              ------   -------   ------
            Net cash used in investing activities...........   (85.2)    (77.8)   (77.3)
                                                              ------   -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and other debt............................   105.5       1.3    105.4
  Repayments of bank borrowings and other debt..............   (96.0)   (160.2)   (25.2)
  Proceeds from the issuance of Senior Notes, net...........       -     348.3        -
  Dividends paid............................................   (16.7)    (16.1)   (15.5)
  Proceeds from issuance of common stock under employee
     benefit plans
     and for acquisitions...................................     5.6       8.9     12.9
  Other, net................................................    (3.1)        -        -
                                                              ------   -------   ------
            Net cash (used in) provided by financing
               activities...................................    (4.7)    182.2     77.6
                                                              ------   -------   ------
Net (decrease) increase in cash and cash equivalents........   (92.0)     70.1     22.7
Cash and cash equivalents at beginning of year..............   113.7      43.6     20.9
                                                              ------   -------   ------
Cash and cash equivalents at end of year....................  $ 21.7   $ 113.7   $ 43.6
                                                              ======   =======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year.........................  $ 10.8   $  10.3   $  5.9
  Interest paid during the year.............................  $ 43.5   $  30.4   $ 26.5

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (In millions)

                                                                       TREASURY     CURRENCY
                                                   COMMON   RETAINED     STOCK     TRANSLATION
                                                   STOCK    EARNINGS   AND OTHER   ADJUSTMENTS   TOTAL
                                                   ------   --------   ---------   -----------   ------
Balance at June 30, 1994.........................  $546.6    $237.4     $(10.7)      $(45.6)     $727.7
  Stock issued in connection with acquisitions
     (4.6 shares)................................  149.3          -          -            -       149.3
  Stock issued pursuant to employee benefit
     plans.......................................   13.9          -       (3.3)           -        10.6
  Common stock cash dividends....................      -      (15.5)         -            -       (15.5)
  Net income.....................................      -       73.7          -            -        73.7
  Other..........................................    4.1          -        0.8          2.0         6.9
                                                   ------    ------     ------       ------      ------
Balance at June 30, 1995.........................  713.9      295.6      (13.2)       (43.6)      952.7
  Stock issued pursuant to employee benefit
     plans.......................................    9.9          -       (1.1)           -         8.8
  Common stock cash dividends....................      -      (16.1)         -            -       (16.1)
  Net loss.......................................      -      (97.7)         -            -       (97.7)
  Other..........................................      -          -        0.9        (16.9)      (16.0)
                                                   ------    ------     ------       ------      ------
Balance at June 30, 1996.........................  723.8      181.8      (13.4)       (60.5)      831.7
  Stock issued pursuant to employee benefit
     plans.......................................    6.7          -       (1.3)           -         5.4
  Common stock cash dividends....................      -      (16.7)         -            -       (16.7)
  Net loss.......................................      -      (21.4)         -            -       (21.4)
  Other..........................................      -          -        0.7        (26.8)      (26.1)
                                                   ------    ------     ------       ------      ------
Balance at June 30, 1997.........................  $730.5    $143.7     $(14.0)      $(87.3)     $772.9
                                                   ======    ======     ======       ======      ======

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Consolidated Financial Statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents
Cash equivalents include short-term highly liquid investments with a maturity of three months or less from date of acquisition. The recorded amounts approximate fair value because of the short maturities of these investments.

Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Revenue equipment and property, plant and equipment
Revenue equipment (principally equipment on lease) and property, plant and equipment (including assets acquired under capital leases) are recorded at cost and depreciated using the straight-line method over their estimated useful lives (4 years and 6 years for revenue equipment, 10 years through 40 years for buildings and improvements and 3 years through 10 years for property, plant and equipment).

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

The Company also leases equipment under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1997 aggregated $117.7 and are due as follows: 1998 -- $43.3; 1999 -- $32.5; 2000 -- $21.6;
2001 -- $12.7; 2002 -- $7.5 and thereafter -- $0.1.

Installation and service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

Research, development and engineering
In fiscal 1997, 1996 and 1995 "Research, development and engineering" included research and development expenses of $19.0, $21.4 and $18.2, respectively.

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company principally uses foreign exchange forward and option contracts to hedge certain identifiable, foreign currency intercompany commitments and certain short-term intercompany advances. Gains and losses on the contracts which hedge anticipatory intercompany commitments are deferred and recorded in net income in the period in which the related transaction is consummated. Gains and losses on the contracts which hedge intercompany advances are recorded as adjustments to net income because such advances are expected to be repaid in the foreseeable future. Forward contracts and options which hedge anticipatory intercompany commitments and intercompany advances are stated at cost (if any) and market value, respectively.

Cash flows related to interest rate agreements and foreign exchange forward and option contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Intangible assets
Patents, stated at cost, are amortized using the straight-line method over 17 years. Costs in excess of net assets acquired are amortized using the straight-line method over 20 to 40 years.

Earnings per share
Primary earnings per common share is calculated based on the weighted average number of common shares, plus dilutive common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include stock options issued under employee benefit plans and common stock warrants. For the fiscal year ended June 30, 1997, 1996 and 1995, fully diluted per common share data were either not materially different than the primary per common share data presented, or had an antidilutive effect on the primary per common share data presented.

Impairment
In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that goodwill will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount of goodwill would be adjusted to fair value.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prospective accounting changes
In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which are effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in fiscal 1999, and expects no material impact to the Company's EPS calculation or disclosure information.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 and expects no material impact to the Company's financial statement presentation.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information and not its results of operations.

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

2.  RESTRUCTURING AND SPECIAL CHARGES

In fiscal 1996, the Company initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing efficiencies. This review focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. This review resulted in charges totaling $186.0, with an after-tax impact of approximately $118.2. The

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash outlay related to these charges is estimated to be approximately $33.3, of which $19.4 was paid as of June 30, 1997.

The Company recorded additional restructuring and special charges in the fourth quarter of fiscal 1997 as a result of further cost-reduction actions, primarily in Europe, and the Company's plan to divest of non-core businesses. The restructuring activities and special charges are expected to result in pretax charges totaling approximately $90.0, with an after-tax impact of approximately $65.0. The total cash outlay related to these charges, net of expected proceeds from the divestment of non-core businesses, is estimated to be approximately $30.0, none of which was paid as of June 30, 1997. As of June 30, 1997, $48.9 of this pretax charge has been recorded, which included $26.8 of restructuring charges and $22.1 of special charges. The remaining restructuring charges of approximately $40.0 are expected to be recognized in the first quarter of fiscal 1998.

Restructuring Charges
In 1996, the Company reviewed its existing products and product sourcing, the purpose of which was to reduce the number of products, and thereby reduce inventory carrying costs and improve gross margins on continued products. As a result of this review, in fiscal 1996 the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 1997, all planned terminations have been completed and approximately one-half of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's most recently announced restructuring activities principally include workforce reductions in the Company's European operations and the divestment of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 will be eliminated in connection with the divestment of non-core businesses and the remaining positions principally represent the termination of administrative personnel.

The following table sets forth the details and the activity of the restructuring charge reserves for fiscal 1997:

                                 ACCRUAL                                                     ACCRUAL
                                BALANCE AT                  REDUCTIONS                      BALANCE AT
                                 JUNE 30,      1997      ----------------      RESERVE       JUNE 30,
                                   1996      ADDITIONS   CASH    NON-CASH   REALLOCATIONS      1997
                                ----------   ---------   -----   --------   -------------   ----------
Product rationalization,
  related equipment charges
  and other...................    $11.1        $ 2.9     $   -    $(12.4)       $ 2.8         $ 4.4
Closure of facilities and
  related costs...............     20.9          6.5      (1.4)     (6.5)        (7.3)         12.2
Employee termination and
  related costs...............      5.4           .5      (6.6)        -          4.5           3.8
Non-core business
  divestments.................        -         16.9         -         -            -          16.9
                                  -----        -----     -----    ------        -----         -----
          Total...............    $37.4        $26.8     $(8.0)   $(18.9)       $   -         $37.3
                                  =====        =====     =====    ======        =====         =====

The restructuring activity is expected to be substantially complete prior to the end of fiscal 1998 and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special Charges
In 1996, the Company conducted an extensive evaluation and review of the collectibility of its receivable balances (including off-balance sheet receivables) and related collection efforts. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several commercial/industrial and retail customers filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving inventory in light of softening demand for certain EAS products.

As a result of these reviews, in fiscal 1996 the Company recorded a charge to operations of $100.7 which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $75.6 related to receivables and other matters and $25.1 related to inventories and revenue equipment. The special charges are recorded in the fiscal 1996 Consolidated Statement of Operations as follows: $29.1 in costs of sales, $2.6 in depreciation on revenue equipment, $68.5 in selling, general and administrative expenses and $0.5 in research, development and engineering expense.

In fiscal 1997 the Company recorded additional special charges of $22.1 which principally represents increases to valuation allowances for accounts receivable and receivables financed with third parties. The special charges are recorded in the fiscal 1997 Consolidated Statement of Operations as follows: $2.5 in costs of sales and $19.6 in selling, general and administrative expenses.

3.  RECEIVABLES AND NET INVESTMENT IN SALES-TYPE LEASES

At June 30, receivables and sales-type lease receivables and related allowances for doubtful accounts, allowances for uncollectible minimum lease payments and unearned interest and maintenance are as follows:

                                                               1997      1996
                                                              -------   -------
Accounts receivable.........................................  $ 291.2   $ 276.1
Allowance for doubtful accounts.............................    (51.6)    (32.1)
                                                              -------   -------
          Total accounts receivable, net....................  $ 239.6   $ 244.0
                                                              =======   =======
Deferred receivables........................................  $   7.3   $  11.3
Installment receivables.....................................     46.0      90.6
Allowance for doubtful accounts.............................     (7.8)    (13.4)
Unearned interest and maintenance...........................    (18.0)    (24.3)
                                                              -------   -------
          Total deferred and installment receivables, net...     27.5      64.2
                                                              -------   -------
Less: Amounts due in 1 year, net............................    (17.6)    (22.9)
                                                              -------   -------
          Total noncurrent deferred and installment
            receivables, net................................  $   9.9   $  41.3
                                                              =======   =======
Sales-type leases-minimum lease payments receivable.........  $ 215.5   $ 206.0
Allowance for uncollectible minimum lease payments..........    (16.4)    (17.3)
Unearned interest and maintenance...........................    (36.1)    (48.4)
                                                              -------   -------
          Total sales-type leases, net......................    163.0     140.3
                                                              -------   -------
Less: Amounts due in 1 year, net............................    (34.4)    (29.0)
                                                              -------   -------
          Total noncurrent sales-type leases, net...........  $ 128.6   $ 111.3
                                                              =======   =======

The Company recorded provisions to the valuation allowance for doubtful accounts receivable and sales-type lease receivables of $39.2, $82.3 and $19.6, during fiscal 1997, 1996 and 1995, respectively. Refer to Note 2 for a discussion of special charges related to receivables and sales-type lease receivables.

Net receivables and sales-type lease receivables at June 30, 1997 are due as follows: 1998 -- $291.6; 1999 -- $40.0; 2000 -- $39.4; 2001 -- $29.6;
2002 -- $19.2 and $10.3 thereafter.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1997 and 1996, credit risk concentration for receivables (including those subject to recourse) due from supermarkets and specially, department and discount store sectors of the U.S. retail market, aggregated $96.9 and $80.5, respectively. Assuming the obligors under these receivables were to fail to completely perform according to the terms of the receivables, at June 30, 1997, the Company estimates its aggregate exposure to loss in these markets to be $68.3. The estimate takes into consideration the related allowances for doubtful accounts and the estimated realizable value of the collateralized equipment securing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures and collection practices and its general policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed.

4.  ACCOUNTS RECEIVABLE FINANCING

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets. The adoption of SFAS No. 125, which was effective for all transactions occurring after December 31, 1996, did not have a material effect on the Company. In conjunction with the adoption of SFAS No. 125, the Company entered into three new receivable financing agreements and modified its principal U.S. receivable factoring agreement to enable the Company to continue recognizing the transfer of certain receivables as sales.

The new agreements entered into include a five year L100 million (approximately $160.0) asset backed commercial paper conduit program (the "Program") which allows for the sale of accounts receivables from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis to Mont Blanc Receivables Financing Limited ("MBRF"), an entity sponsored by the Union Bank of Switzerland ("UBS"). Under the Program, the Company periodically sells receivables to MBRF which in turn sells a percentage ownership in the receivables to a commercial paper conduit sponsored by UBS. The Company receives a subordinated receivable from MBRF equal to the difference between the value of the receivables sold and the cash received from MBRF.

Effective June 1997, the Company, through a non-consolidated wholly-owned special purpose corporation, established a committed securitization facility sponsored by a major U.S. financial institution which will provide for the transfer of up to $30.0 of the Company's long-term U.S. receivables. Under the agreement, the Company periodically sells its receivables to the special purpose corporation which in turn sells a percentage ownership interest in the long-term receivables to a commercial paper conduit sponsored by the major U.S. financial institution. The Company retains an investment in the special purpose corporation equal to the difference between the value of the receivables sold and the cash received from the special purpose corporation.

Additionally, the Company has established an uncommitted facility with a French financial institution which will allow it to transfer, and record as a sale under SFAS No. 125, its long-term French equipment leases.

Prior to December 31, 1996, the Company's two U.S. factoring agreements met the requirements for sales treatment. The Company modified its principal U.S. factoring agreement to continue to qualify for sales treatment under SFAS No.
125. Under both of the Company's U.S. factoring agreements, certain pre-approved U.S. accounts receivables are assigned to the financial institutions without customer non-payment recourse. The financing institutions advance, in anticipation of customer collections, to the Company at fluctuating interest rates of 6.15% and 5.95% at June 30, 1997 and 1996, respectively.

For the period January 1, 1997 through June 30, 1997, the Company has sold approximately $217.0 under all of the above facilities and has received cash proceeds of approximately $175.0. The remainder is reflected in the financial statements as receivables from financial institutions or investments in special purpose corporation and such amounts are recorded at fair market value based on management's assessment of realization and the expected timing of cash flows. Cash proceeds from the sale of receivables under these facilities are included in

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company is retained as servicer of the receivables sold under all of the above agreements except for the two U.S. factoring agreements. Estimating the fair value of the servicing asset or liability was not considered practicable and accordingly, a servicing asset or liability has not been recognized.

During fiscal 1997, prior to the adoption of SFAS No. 125, and in fiscal 1996, the Company received proceeds of $193.2 and $371.3 upon the sale and assignment of receivables and sales-type lease receivables under its receivable financing agreements, respectively (net of repurchases due to customer non-payment of approximately $64.3 and $22.7, respectively). The uncollected principal balance of receivables and sales-type lease receivables sold during these periods which is subject to varying amounts of recourse totaled $222.7 and $261.7 at June 30, 1997 and 1996, respectively. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

5.  INVENTORIES

Inventories are summarized as follows:

                                                                 1997          1996
                                                              -----------   -----------
Finished goods..............................................    $145.0        $134.8
Parts.......................................................      58.8          42.4
Work-in-process.............................................      24.9          18.6
                                                                ------        ------
                                                                 228.7         195.8
Less allowance for inventory losses.........................     (29.1)        (38.0)
                                                                ------        ------
          Total inventories, net............................    $199.6        $157.8
                                                                ======        ======

Refer to Note 2 for discussion of restructuring and special charges related to inventories.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                                 1997          1996
                                                              -----------   -----------
Machinery and equipment.....................................    $139.2        $129.2
Buildings and improvements..................................      60.3          62.3
Leasehold improvements and furniture and fixtures...........      31.5          25.0
Land........................................................      16.8          17.4
                                                                ------        ------
                                                                 247.8         233.9
Less accumulated depreciation and amortization..............    (102.3)        (86.1)
                                                                ------        ------
          Total property, plant and equipment, net..........    $145.5        $147.8
                                                                ======        ======

Refer to Note 2 for discussion of restructuring charges related to property, plant and equipment.

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 1997 aggregated $42.4 and are due as follows: 1998 -- $13.9; 1999 -- $9.8; 2000 -- $5.0;
2001 -- $2.4; 2002 -- $1.9 and $9.4 thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows:
1997 -- $13.8; 1996 -- $18.9 and 1995 -- $14.8.

7.  INCOME TAXES

Sensormatic applies SFAS No. 109 "Accounting for Income Taxes" which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax (benefits) provisions on (loss) income from continuing operations are as follows:

                                                             1997      1996     1995
                                                            ------    ------    -----
U.S. Federal income taxes:
  Current.................................................  $  6.0    $  4.8    $ 2.0
  Deferred................................................   (21.9)    (27.3)     4.6
Foreign income taxes:
  Current.................................................    13.1       3.6      3.2
  Deferred................................................    (4.7)    (36.0)    10.0
State and other...........................................    (1.4)     (7.3)    (0.4)
                                                            ------    ------    -----
          Total...........................................  $ (8.9)   $(62.2)   $19.4
                                                            ======    ======    =====

The 1997, 1996 and 1995 deferred provisions include a tax benefit of $14.2, $59.2 and $20.0, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                           1997            1996             1995
                                                         --------    ----------------    -----------
United States..........................................   $(35.5)        $ (74.3)          $ 62.8
Foreign................................................      5.2           (85.6)            26.2
                                                          ------         -------           ------
  Total................................................   $(30.3)        $(159.9)          $ 89.0
                                                          ======         =======           ======

The U.S. Federal tax rate reconciles to the effective tax rate for continuing operations as follows:

                                                           1997            1996             1995
                                                         --------    ----------------    -----------
U.S. Federal tax rate..................................    (35.0)%         (35.0)%           35.0%
Benefits due to tax exempt earnings and investment
  income of the Puerto Rico operations.................    (19.2)           (3.1)           (10.2)
Amortization of costs in excess of net assets
  acquired.............................................     14.4             2.4              4.6
International Tax Rate Differentials, net of foreign
  tax credits..........................................     (3.2)            0.9              0.2
Tax benefit of Foreign Sales Corporation...............     (4.4)           (0.3)               -
State income tax effect, net of Federal benefit........     (3.1)           (3.0)            (0.3)
Adjustment of prior years' accruals....................        -               -             (4.9)
Valuation allowance....................................     18.0            (2.5)               -
Other..................................................      3.5             1.7             (2.5)
                                                          ------         -------           ------
                                                           (29.0)%         (38.9)%           21.9%
                                                          ======         =======           ======

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

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging from none to 10% depending on the fiscal year earned. At June 30, 1997, approximately $136.7 of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 1997 and 1996, are as follows:

                                                           1997                    1996
                                                   --------------------    --------------------
                                                   ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                                   ------   -----------    ------   -----------
Property, plant and equipment....................  $ 27.2      $ 0.4       $  0.1      $   -
Reserves and allowances..........................    42.1       (1.4)        37.0       (0.8)
Sales-type leases................................   (82.9)       7.0        (61.5)       7.3
Undistributed earnings of German subsidiary......    (0.4)         -         (0.6)         -
Prepaid royalties................................       -          -          0.4          -
Deemed sales revenues from Puerto Rico
  operations.....................................    30.5          -         20.2          -
Restructuring and special charges................    19.6          -         12.7          -
NOL and tax credit carryforwards.................   144.7       (1.8)       150.6       (0.7)
Valuation allowance..............................   (16.3)       0.3        (19.1)         -
Other............................................   (10.1)       1.3        (13.6)      (0.3)
                                                   ------      -----       ------      -----
          Total deferred income taxes............  $154.4      $ 5.8       $126.2      $ 5.5
                                                   ======      =====       ======      =====

Because deferred tax assets and liabilities are netted by jurisdiction, the above disclosure reflects the asset and liability characterization based upon the netting as reflected in the Consolidated Balance Sheets. The valuation allowance relates primarily to certain deferred tax assets recorded in connection with the fiscal 1995 acquisition of Knogo (see Note 13).

At June 30, 1997, tax carryforwards available and related expiration dates are as follows:

Net operating losses:
  U.S. (fiscal 2003 through 2012)...........................  $129.7
  Foreign (generally no expiration dates)...................   227.9
Foreign tax credits (fiscal 1998 through 2002)..............  $  3.6

8.  DEBT

Debt is summarized as follows:

                                                               1997     1996
                                                              ------   ------
7.74% Senior Notes due March, 2006..........................  $230.0   $230.0
6.99% Senior Notes due March, 2000..........................    70.0     70.0
7.11% Senior Notes due March, 2001..........................    50.0     50.0
8.21% Senior Notes due January, 2003........................   135.0    135.0
Unsecured revolving credit note payable, at 3.875% to
  10.6%.....................................................    20.5     24.8
Other debt, at 7.7% to 10.0%, net of unamortized interest of
  $3.6 and $4.5 at 1997 and 1996, respectively..............    17.8      6.7
                                                              ------   ------
          Total debt........................................   523.3    516.5
Less: Amounts payable in 1 year.............................   (21.8)   (24.8)
                                                              ------   ------
          Total noncurrent debt.............................  $501.5   $491.7
                                                              ======   ======

In April 1996, the Company completed the issuance of $350.0 Senior Notes which were issued in three tranches the proceeds of which were used to reduce short-term borrowings in Europe and the U.S. and for general corporate purposes. In March 1996, the Company issued $230.0 of 7.74% Notes due 2006 and the remaining tranches of $70.0 of 6.99% Notes due March 2000 and $50.0 of 7.11% Notes due March 2001 were issued in April 1996. Interest on the Senior Notes is payable semiannually.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1993, the Company issued $135.0 aggregate principal amount of 8.21% Senior Notes due January 2003. Interest on the Senior Notes is payable semiannually. The Company had interest rate agreements that converted the $135.0 long-term fixed rate Senior Note into a floating interest rate obligation over the term of the note which expired in 1996. The effective interest rate of this obligation was 8.4% for fiscal year 1996.

The Company has a committed line of credit agreement expiring in December 1999 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company of up to $250.0 of which $10.0 was utilized as of June 30, 1997. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 0.375% and are subject to an annual facility fee of 0.0225% of the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions of which $10.5 was utilized at June 30, 1997. Borrowings under these agreements bear interest at rates from 3.875% to 10.6%.

Under the terms of the Company's principal borrowing and financing agreements, the Company is required, among other things, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and the payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 1997 and 1996.

9.  STOCK OPTION PLANS

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

The exercise price of a stock option granted under all stock option plans is not less than the fair market value of the Common Stock on the date of grant. Stock options granted under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant. The Company has granted to certain corporate officers performance-based options under the 1995 Plan. These options become exercisable from four to ten years after grant depending upon the Company's attainment of certain performance objectives.

All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to "Stockholders' equity -- Common stock."

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for all such plans is summarized for fiscal 1997, 1996 and 1995 as follows (in millions, except for price per option amounts):

                                                            1997       1996       1995
                                                            ----       ----       ----
Options outstanding at beginning of year................       6.6        4.6        4.2
Granted.................................................       1.0        2.3        0.9
Exercised...............................................      (0.1)      (0.2)      (0.5)
Canceled................................................      (0.2)      (0.1)         -
                                                            ------     ------     ------
Options outstanding at end of year......................       7.3        6.6        4.6
                                                            ======     ======     ======

Average price of options exercised......................    $15.24     $13.72     $15.45
                                                            $ 7.42     $ 5.87     $ 5.87
                                                                to         to         to
Prices of options outstanding at end of year............    $36.38     $36.38     $36.38
Average price of options outstanding at end of year.....    $21.73     $22.22     $23.52
Exercisable options at end of year......................       2.8        2.8        2.0
Options available for future grants at end of year......       1.7        0.8        3.0

At June 30, 1997 and 1996, 9.2 million and 7.8 million shares of Common Stock, respectively, were reserved for issuance of which 9.0 million and 7.4 million, respectively, were reserved for the exercise of stock options.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 1997 and 1996 would have been reduced to the pro forma amounts indicated below.

                                                               1997      1996
                                                              ------    ------
Net loss:
  As reported...............................................  $(21.4)   $(97.7)
  Pro forma.................................................  $(26.0)   $(99.6)
Primary losses per common share:
  As reported...............................................  $(0.29)   $(1.32)
  Pro forma.................................................  $(0.35)   $(1.35)

These pro forma amounts may not be indicative of future pro forma income and earnings per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1997 and 1996:

                                                               1997      1996
                                                              ------    ------
Dividend yields.............................................    1.17%     1.16%
Expected volatility.........................................    .398      .389
Risk-free interest rates....................................    6.26%     5.78%
Expected life (in years)(1).................................       5         5

---------------

(1) With the exception of employee stock purchase plan grants with an expected life of 1 year.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the above assumptions, the weighted-average fair value of options granted during 1997 and 1996 was $7.75 and $7.38, respectively.

10.  DEFINED CONTRIBUTION PLANS

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

The Company charged to operations $5.7, $4.4 and $4.8 in fiscal 1997, 1996, 1995, respectively, related to the plans described under this section.

11.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Contingent royalty payments
In connection with certain acquisitions, the Company pays royalties (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring in 1998 through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and amortized over the remaining amortization period. Royalty payments in fiscal 1997, 1996 and 1995 were $16.4, $14.9 and $13.3, respectively.

Litigation
During the first six months of fiscal 1996, a number of class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions have been consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors, violated certain Federal securities laws.

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further, in May and July 1997, declaratory judgment actions were filed in federal court against the Company and certain of its current and former officers and certain of its current and former directors by two of the Company's three directors and officers liability insurance carriers during the period December 15, 1994 to December 15, 1995. The insurance contracts at issue in the suit each provide $10.0 in coverage and are in excess to $10.0 in primary directors and officers liability insurance for the period. The complaints seek, among other things, (i) rescission of the above-referenced insurance contracts; (ii) reformation of the insurance contracts to exclude the hazards raised by the pending securities class actions and derivative actions referred to above, the Gilford action and the SEC proceeding, all of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997; and (iii) a declaratory judgment that the above-referenced insurance contracts do not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaints allege, among other things, that the Company's applications for these insurance contracts and attachments thereto contained material misrepresentations, omissions, concealment of facts and incorrect statements relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

The Company has vigorously defended against the class actions, but is also in serious discussions, with the assistance of a jointly-selected mediator, and pursuant to Court order, regarding the possibility of settlement. The Company intends to vigorously defend against the other aforementioned actions. In light of the uncertainty as to the outcome of these actions and the settlement discussions taking place, the Company has not recorded a provision for any liability that may result from these actions.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  BUSINESS SEGMENT, GEOGRAPHIC AREA AND INTERNATIONAL OPERATIONS DATA

The Company operates in a single business segment and its principal products and systems are electronic article surveillance, closed circuit television and access control products and systems. The Company's operations by geographic area are as follows:

                                                            1997      1996(2)    1995(2)
                                                          ---------   --------   --------
Revenues:
  North America.........................................  $   629.9   $  617.6   $  565.5
  Europe................................................      388.4      417.3      387.1
  Other regions.........................................       86.5       59.4       40.0
  Inter area transfers..................................      (79.1)     (99.7)    (103.5)
                                                          ---------   --------   --------
Total consolidated......................................  $ 1,025.7   $  994.6   $  889.1
                                                          =========   ========   ========
Operating income (loss)(1):
  North America.........................................  $    35.7   $  (52.6)  $   92.6
  Europe................................................      (26.0)     (48.3)      30.0
  Other regions.........................................       20.8        8.2        6.0
  Corporate items.......................................      (28.4)     (41.8)     (30.7)
                                                          ---------   --------   --------
            Subtotal....................................        2.1     (134.5)      97.9
  Total other (expenses)................................      (32.4)     (25.4)      (8.9)
                                                          ---------   --------   --------
(Loss) income from continuing operations before income
  taxes.................................................  $   (30.3)  $ (159.9)  $   89.0
                                                          =========   ========   ========
Identifiable assets:
  North America.........................................  $   765.3   $  776.8   $  606.3
  Europe................................................      712.7      747.9      878.0
  Other regions.........................................      110.4       63.2       48.5
  Corporate items.......................................       55.2       42.4       38.1
                                                          ---------   --------   --------
Total consolidated......................................  $ 1,643.6   $1,630.3   $1,570.9
                                                          =========   ========   ========

---------------

(1) Fiscal 1997 and 1996 include restructuring and special charges of $48.9 and $186.0, respectively. Fiscal 1997 charges were allocated to the geographical areas of North America and Europe for $30.9 and $18.0, respectively. Fiscal 1996 charges were allocated to the geographical areas of North America and Europe for $114.6 and $71.4, respectively.
(2) Fiscal 1996 and 1995 has been reclassified to conform to the fiscal 1997 presentation.

In fiscal 1997, 1996, 1995, export sales of $31.7, $37.6 and $31.5, respectively, are reported in North America revenues. Transfers from North America to Europe are accounted for at prices sufficient to recover a reasonable profit margin. Corporate expenses include general corporate expenses, research, development and engineering expenses and amortization of patents. Identifiable assets are comprised of those assets of the Company that are identified with the operations in each geographic area. Corporate assets are comprised principally of patents and deferred costs.

13.  ACQUISITIONS AND DIVESTMENTS

In connection with acquisitions during fiscal 1997, 1996 and 1995, the market value of the assets acquired was as follows:

                                                              1997    1996     1995
                                                              -----   -----   ------
Cash paid (net of cash acquired)............................  $15.5   $ 8.6   $  9.6
Liabilities assumed and/or incurred.........................    1.2     4.3    101.1
Common stock issued.........................................      -       -    149.3
                                                              -----   -----   ------
Market value of assets acquired.............................  $16.7   $12.9   $260.0
                                                              =====   =====   ======

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 1995, the Company acquired the operations outside of the United States, Puerto Rico and Canada of Knogo for stock in the Company, with a value of approximately $100. This acquisition was accounted for under the purchase method and resulted in costs in excess of net assets acquired of approximately $119.8, which is being amortized using the straight-line method over 40 years.

The Company's unaudited proforma consolidated condensed statements of income for fiscal 1995, assuming the acquisition of Knogo was effected at the beginning of the year, is summarized as follows:

                                                               1995
                                                              ------
Total revenues..............................................  $922.3
Income from continuing operations before income taxes.......    89.6
Net income..................................................    73.7
Primary earnings per common share...........................  $ 1.00

This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed.

In September 1997, the Company completed the sale of its U.S.
commercial/industrial direct sales and service business and certain of the business' assets for total proceeds of $12.5, of which $5.5 was paid at closing and the remainder is to be paid by December 1997. The Company has retained ownership of all of the accounts receivable related to this business.

14.  FINANCIAL INSTRUMENTS

Fair value of balance sheet financial instruments
At June 30, 1997 and 1996 the recorded value of balance sheet financial instruments as compared to their estimated market values were as follows:

                                                       1997                  1996
                                                ------------------    ------------------
                                                RECORDED     FAIR     RECORDED     FAIR
                                                 VALUE      VALUE      VALUE      VALUE
                                                --------    ------    --------    ------
Marketable securities.........................   $  0.3     $  0.3     $  3.2     $  3.2
Receivables other than leases and accounts
  receivable..................................     27.6       27.6       64.2       64.2
Notes receivable and investments in special
  purpose corporation.........................     31.8       31.8          -          -
Senior Note debt..............................    485.0      467.9      485.0      474.8

Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At June 30, 1997 and 1996, the recorded value of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Interest rate agreements
The Company enters into interest rate agreements, principally to manage the interest rate exposure associated with its sale of certain U.S. receivables. Under the primary receivable financing agreement in the U.S., the Company sells fixed interest rate receivables. Under such agreement, the financing institution earns interest at a floating rate based on the one month LIBOR. Any resulting differential in interest caused by the varying rates (variance amount) is either paid or received by the Company. In order to manage the risk associated with the variance amount, the Company enters into interest rate agreements for notional amounts equal to the outstanding principal amounts of receivables sold, which have the effect of converting the floating discount rate to a fixed discount rate, thereby limiting the variance amount paid or received by the Company.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1997, the Company was a party to the following interest rate agreements:

(1) FLOATING TO FIXED SWAP AGREEMENTS

NOTIONAL     EXPIRATION    FIXED RATE   FLOATING RATE
 AMOUNT         DATE       TO BE PAID   TO BE RECEIVED
--------     ----------    ----------   --------------
  $6.0     May 1999           7.75%     1 Month LIBOR
   5.0     September 1999     5.84      1 Month LIBOR
   5.0     May 2000           6.16      1 Month LIBOR
   2.1     April 2000         6.58      1 Month LIBOR
   1.3     April 1999         4.60      1 Month LIBOR
   1.2     August 1998        4.80      1 Month LIBOR
   0.9     May 1998           4.94      1 Month LIBOR
   0.6     March 1999         4.65%     1 Month LIBOR

The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements in fiscal year 1997 were 6.3% and 5.7%, respectively, and would have been the same assuming market conditions existing at June 30, 1997.

(2) INTEREST RATE CAP AGREEMENT
In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at June 30, 1997, of $2.0. Under the agreement the Company will be paid an amount equal to the excess, if any, of the one month LIBOR over 7% multiplied by the notional amount. At June 30, 1997 there was no such excess.

The notional amount of the Company's interest rate agreements at June 30, 1997 and 1996 was $24.1 and $38.8, respectively. Notional amounts do not quantify risks or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the agreements.

The fair value of the interest rate agreements represents the discounted cash flow differential between offsetting interest rate agreements at market interest rates and existing interest rate agreements at their coupon rates. At June 30, 1997 and 1996 the fair value of these agreements, as determined by the financial institution counterparties, was immaterial.

The Company has entered into a floating to fixed interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of June 30, 1997 the notional amount of this interest rate swap agreement was L42.9 million. The interest rate agreement will expire when the underlying receivables are paid down. At June 30, 1997 the floating rate to be paid by the Company is the one month Fed AA commercial paper composite rate and the fixed rate to be received is approximately 10.0%. Under SFAS No. 125, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings. The fair market value of this interest rate swap agreement was not determinable due to the open ended expiration date and consequently has not been recognized in the Consolidated Balance Sheet at June 30, 1997.

Foreign currency contracts
The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge the Company's anticipatory intercompany commitments. At June 30, 1997 and 1996, the Company had contract

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal amounts of approximately $173.1 and $247.8, respectively in contracts to sell foreign currency in the future. At June 30, 1997 and 1996, the Company would have gained $22.2 and been required to pay $1.7, respectively, to retire these agreements in the OTC market as determined by the financial institution counterparties; such amounts represent the fair value of these instruments. The increase in the fair value from June 30, 1996 was primarily due to the strengthening of the U.S. dollar over such period.

At June 30, 1997, the Company owned forward and option contracts which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998, as follows:

                                                               1998
                                                              ------
Currencies French Francs....................................  $ 57.7
British Pounds..............................................    27.7
Italian Lire................................................    37.1
German Marks................................................    56.0
Other.......................................................    (5.4)
                                                              ------
          Total.............................................  $173.1
                                                              ======

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

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers of the Registrant"), Item II (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before September 29, 1997, except that the "Report of the Governance and Stock Incentive Plan Committees" and the "Performance Graph" and the text describing it contained in the proxy statement are not incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) The following documents are filed as a part of this report:

   Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

   (3) Listing of exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  3(a)         Composite Restated Certificate of Incorporation of the
               Company filed pursuant to Rule 232.102(c) of Regulation S-T
               (incorporated by reference to Exhibit 4(d) to Registration
               Statement No. 33-61626).
  3(b)         By-Laws of the Company (incorporated by reference to Exhibit
               3(b) to Form 10-K for the fiscal year ended June 30, 1996).
  4(a)         Article FOURTH of the Restated Certificate of Incorporation
               of the Company (incorporated by reference to Exhibit 4(d) to
               Registration Statement No. 33-61626).
  4(b)         Note Agreement, dated as of March 29, 1996, among the
               Company, and the other Purchasers named therein, including the form of 6.99% Senior Notes due March 2001, 7.74% Senior
               Notes due March 2001, and 7.11% Senior Notes due March 2001,
               issued thereunder (incorporated by reference to Exhibit 4(a)
               to Form 10-Q for the fiscal quarter ended March 31, 1996).
  4(c)         Note Agreement, dated as of January 15, 1993, among the
               Company, The Northwestern Mutual Life Insurance Company and
               the other Purchasers named therein, including the form of
               8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May
               31, 1993 (incorporated by reference to Exhibit 4.4 to
               Registration Statement No. 33-62750).
  4(d)         The Registrant agrees to furnish copies of any instrument
               defining the rights of holders of long-term debt of the
               Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.
 10(a)         Grant of Industrial Tax Exemption to Sensormatic Electronics
               Corporation (Puerto Rico) from the Commonwealth of Puerto
               Rico (incorporated by reference to Exhibit 10(n) to Form
               10-K for the fiscal year ended May 31, 1986) and Order of
               Conversion of Grant of Industrial Tax Exemption
               (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1988).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10(b)         Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No. 2-74526) and
               representative form of non-qualified stock option
               (incorporated by reference to Exhibit 3(c) to Registration
               Statement No. 2-74526) and representative form of non-
               qualified stock option (incorporated by reference to Exhibit
               3(c) to Registration Statement No. 2-74526).
 10(c)         Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal
               year ended June 30, 1994).
 10(d)         1995 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(d)
               to Form 10-K for the fiscal year ended June 30, 1995).
 10(e)         Directors Stock Option Plan and representative form of a
               non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992).
 10(f)         Stock Purchase Loan Plan (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1986).
 10(g)         Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1989).
 10(h)         Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(h) to Form 10-K for the fiscal year ended May 31,
               1989).
 10(i)         Senior Executive Defined Contribution Retirement Plan and
               representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).
 10(j)         Employment Agreement, dated as of September 24, 1993,
               between the Company and Ronald G. Assaf, Chairman of the
               Board of the Company (incorporated by reference to Exhibit
               10(j) to Form 10-K for the fiscal year ended June 30, 1993).
 10(k)         Employment Agreement, dated as of January 1, 1996, between the Company and Gerd Witter, former President of Sensormatic
               Europe (incorporated by reference to Exhibit 10(k) to Form
               10-K for the fiscal year ended June 30, 1996).
 10(l)         Employment Agreement, dated as of October 14, 1995, between the Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(v) to Form 10-K/A for the fiscal year ended
               June 30, 1995).
 10(m)         Employment Agreement, dated as of December 21, 1995, between the Company and Garrett E. Pierce, Senior Vice President and
               Chief Financial Officer of the Company (incorporated by
               reference to Exhibit 10(m) to Form 10-K for the fiscal year ended June 30, 1996).
 10(n)         Agreement, dated as of December 23, 1988, between the
               Company and Ronald G. Assaf, Chairman of the Company
               (incorporated by reference to Exhibit 10(l) to Form 10-K for the fiscal year ended May 31, 1989).
 10(o)         Agreement, dated as of August 9, 1996, between the Company and Ronald G. Assaf, Chairman of the Board, and former
               President and Chief Executive Officer of the Company
               (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1996).
 10(p)         Agreement, dated as of December 23, 1988, between the
               Company and James E. Lineberger, Chairman of the Executive
               Committee and a director of the Company, and amendment
               thereto, dated as of January 27, 1989 (incorporated by
               reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1989).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10(q)         Agreement, dated as of December 23, 1988, between the
               Company and Gerd Witter, former President of Sensormatic
               Europe (incorporated by reference to Exhibit 10(p) to Form
               10-K for the fiscal year ended May 31, 1989).
 10(r)         Form of Agreement, dated as of January 27, 1989, between the
               Company and Dr. Arthur G. Milnes, a director of the Company
               (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended May 31, 1989).
 10(s)         Agreement, dated as of December 23, 1988, between the
               Company and Jerome M. LeWine, a director of the Company, and amendment thereto, dated as of January 27, 1989
               (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended May 31, 1989).
 10(t)         Form of Agreement, dated as of February 12, 1996, between
               the Company and each of Thomas V. Buffett, Timothy P.
               Hartman and John T. Ray, Jr., directors of the Company
               (incorporated by reference to Exhibit 10(u) to Form 10-K for the fiscal year ended June 30, 1996).
 10(u)         Directors and Officers Liability Insurance Policies
               (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1996).
 10(v)         Amended and Restated Credit Agreement, dated as of December
               12, 1995, between the Company, Wachovia Bank of Georgia,
               N.A., ABN Amro Bank N.V., the other Borrowers listed therein and the domestic banks and foreign company banks listed
               therein (incorporated by reference to Exhibit 10(w) to Form
               10-K for the fiscal year ended June 30, 1996).
 10(w)         Amended and Restated Multicurrency Revolving Credit
               Agreement, dated as of March 18, 1997, between the Company and The First National Bank of Boston as Agent and other
               lenders referred to therein.
    11         Computation of Earnings Per Common Share for the years ended
               June 30, 1997, 1996 and 1995.
    21         List of Subsidiaries of the Company.
    23         Consents of Independent Certified Public Accountants.
    27         Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three month period ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 1997.

                                          SENSORMATIC ELECTRONICS
                                          CORPORATION

                                          By: /s/ GARRETT E. PIERCE
                                            ------------------------------------
                                                 Garrett E. Pierce
                                                 Senior Vice President and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 29, 1997.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
/s/ ROBERT A. VANOUREK                                      President and Chief Executive Officer
-----------------------------------------------------       (Principal Executive Officer) and Director
     Robert A. Vanourek

/s/ GARRETT E. PIERCE                                       Senior Vice President and Chief Financial
-----------------------------------------------------       Officer
     Garrett E. Pierce                                      (Principal Financial Officer)

/s/ GREGORY C. THOMPSON                                     Vice President and Controller
-----------------------------------------------------       (Principal Accounting Officer)
     Gregory C. Thompson

/s/ RONALD G. ASSAF                                         Chairman of the Board of Directors
-----------------------------------------------------
     Ronald G. Assaf

/s/ THOMAS V. BUFFETT                                       Director
-----------------------------------------------------
     Thomas V. Buffett

/s/ TIMOTHY P. HARTMAN                                      Director
-----------------------------------------------------
     Timothy P. Hartman

/s/ WAYLAND HICKS                                           Director
-----------------------------------------------------
     Wayland Hicks

/s/ JEROME M. LEWINE                                        Director
-----------------------------------------------------
     Jerome M. LeWine

/s/ JAMES E. LINEBERGER                                     Director
-----------------------------------------------------
     James E. Lineberger

                      SIGNATURE                              TITLE
                      ---------                              -----


/s/ DR. ARTHUR G. MILNES                                    Director
-----------------------------------------------------
     Dr. Arthur G. Milnes

/s/ J. RICHARD MUNRO                                        Director
-----------------------------------------------------
     J. Richard Munro

/s/ JOHN T. RAY, JR.                                        Director
-----------------------------------------------------
     John T. Ray, Jr.

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDING JUNE 30, 1997, 1996, AND 1995
                                 (In millions)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                              1997(1)    1996(1)     1995
                                                              -------    -------    ------
Balance, beginning of period................................  $ 62.8     $ 26.4     $ 20.1
Additions charged to income.................................    21.1       25.8       19.6
Restructuring and special charges...........................    18.1       56.5          -
Amounts written off.........................................   (28.7)     (47.3)     (15.5)
Other (including currency translation)......................     2.5        1.4        2.2
                                                              ------     ------     ------

Balance, end of period......................................  $ 75.8     $ 62.8     $ 26.4
                                                              ======     ======     ======

                         ALLOWANCE FOR INVENTORY LOSSES

                                                              1997(1)    1996(1)     1995
                                                              -------    -------    ------
Balance, beginning of period................................  $ 38.0     $ 10.3     $ 10.6
Additions charged to income.................................    11.6       16.5        5.5
Restructuring and special charges...........................     4.2       39.8          -
Amounts written off.........................................   (19.2)     (30.2)      (6.0)
Other (including currency translation)......................    (5.5)       1.6        0.2
                                                              ------     ------     ------
Balance, end of period......................................  $ 29.1     $ 38.0     $ 10.3
                                                              ======     ======     ======

---------------

(1) Refer to Note 2 of Notes to the Consolidated Financial Statements for discussion of restructuring and special charges.