Form 10-Q
period 1997-09-30
SENSORMATIC ELECTRONICS CORP
filed 1997-11-14
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   September 30, 1997         Commission File No.  1-10739
             --------------------                             --------


                       SENSORMATIC ELECTRONICS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                 34-1024665
-------------------------------------------------        ---------------------
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

The Registrant had outstanding 74,328,433 shares of Common Stock (par value $.01 per share) as of October 31, 1997.

                       SENSORMATIC ELECTRONICS CORPORATION



                                      INDEX


                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                       Consolidated Condensed Balance Sheets ...................     2
                       Consolidated Condensed Statements of
                         Operations ............................................     3
                       Consolidated Condensed Statements of
                         Cash Flows ............................................     4
                       Notes to Consolidated Condensed
                         Financial Statements ..................................     5

         Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of
                         Operations  ...........................................    11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .............................................    16

         Item 6. Exhibits and Reports on Form 8-K ..............................    17

     Signatures ................................................................    18

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In millions, except par value amounts)

                                                                                (Unaudited)
                                                                                September 30,       June 30,
                                                                                    1997             1997
                                                                                -------------    -------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $   25.1          $   21.7
Customer receivables                                                                 321.2             291.6
Inventories, net                                                                     202.2             199.6
Current portion of deferred income taxes                                              43.0              42.9
Other current assets                                                                  49.3              54.4
                                                                                  --------          --------
       TOTAL CURRENT ASSETS                                                          640.8             610.2

Customer receivables - noncurrent                                                    132.5             138.5
Revenue equipment, net                                                                69.5              66.8
Property, plant and equipment, net                                                   138.2             145.5
Costs in excess of net assets acquired, net                                          476.3             482.7
Deferred income taxes                                                                140.8             111.5
Patents and other assets, net                                                         85.0              88.4
                                                                                  --------          --------
      TOTAL ASSETS                                                                $1,683.1          $1,643.6
                                                                                  ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                   $   65.8          $   21.8
Accounts payable and accrued liabilities                                             116.9             126.1
Other current liabilities and deferred income taxes                                  260.5             181.5
                                                                                  --------          --------
       TOTAL CURRENT LIABILITIES                                                     443.2             329.4

Long-term debt                                                                       504.2             501.5
Other noncurrent liabilities and deferred income taxes                                37.6              39.8
                                                                                  --------          --------
       TOTAL LIABILITIES                                                             985.0             870.7



STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued                    --                --
Common stock, $.01 par value, 125.0 shares authorized, 74.3 shares
   outstanding at September 30, 1997 and June 30, 1997                               730.5             730.5
Retained earnings                                                                     77.8             143.7
Treasury stock at cost and other, 1.7 shares at September 30, 1997
   and June 30, 1997                                                                 (13.8)            (14.0)
Currency translation adjustments                                                     (96.4)            (87.3)
                                                                                  --------          --------
       TOTAL STOCKHOLDERS' EQUITY                                                    698.1             772.9
                                                                                  --------          --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,683.1          $1,643.6
                                                                                  ========          ========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)

                                                                                                    (Unaudited)
                                                                                         ---------------------------------
                                                                                          Three Months Ended September 30,
                                                                                            1997                     1996
                                                                                         --------                 ---------
Revenues:
   Sales                                                                                 $  204.5                 $  205.0
   Rentals                                                                                   12.6                     12.5
   Installation, maintenance and other                                                       28.3                     28.5
                                                                                         --------                 --------
        Total revenues                                                                      245.4                    246.0
                                                                                         --------                 --------

Operating costs and expenses:
   Costs of sales                                                                           128.8                    130.1
   Depreciation on revenue equipment                                                          4.9                      4.6
                                                                                         --------                 --------
        Total cost of sales                                                                 133.7                    134.7
                                                                                         --------                 --------

Gross margin                                                                                111.7                    111.3

Operating expenses:
   Selling, general and administrative                                                       87.1                     90.4
   Restructuring charges                                                                     43.0                       --
   Research, development and engineering                                                      6.5                      5.4
   Amortization of intangible assets                                                          5.2                      4.6
                                                                                         --------                 --------
        Total operating costs and expenses                                                  141.8                    100.4
                                                                                         --------                 --------
Operating (loss) income                                                                     (30.1)                    10.9
                                                                                         --------                 --------

Other (expenses) income:
   Interest income                                                                            3.6                      4.3
   Interest expense                                                                         (12.3)                   (11.6)
   Litigation settlement                                                                    (53.0)                      --
   Other, net                                                                                (1.9)                    (0.7)
                                                                                         --------                 --------
        Total other (expenses) income                                                       (63.6)                    (8.0)
                                                                                         --------                 --------
(Loss) Income before income taxes                                                           (93.7)                     2.9

(Benefit) Provision for income taxes                                                        (27.8)                     0.8
                                                                                         --------                 --------
Net (loss) income                                                                        $  (65.9)                $    2.1
                                                                                         ========                 ========


Primary (loss) earnings per common share                                                 $  (0.89)                $   0.03
                                                                                         ========                 ========

Cash dividends per common share                                                          $     --                 $  0.055
                                                                                         ========                 ========
Common shares used in computation
     of  (loss) earnings per common share                                                    74.3                     74.0
                                                                                         ========                 ========


The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                   (Unaudited)
                                                                                                   Three Months
                                                                                                Ended September 30,
                                                                                        -------------------------------------
                                                                                            1997                     1996
                                                                                        -----------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                     $  (65.9)                $    2.1
   Adjustments to reconcile net (loss) income to net cash
          used in operating activities:
        Depreciation and amortization                                                        17.0                     14.6
        Restructuring charges, net                                                           40.0                     (1.6)
        Litigation settlement charge                                                         53.0                       --

        Net changes in operating assets and liabilities,
                   net of effects of acquisitions and divestitures:
                Increase in receivables and sales-type leases                               (27.9)                   (27.9)
                Increase in inventories                                                      (7.4)                    (3.3)
                Increase in current and deferred income taxes
                   relating to restructuring and litigation charges                         (28.8)                      --
                Other operating assets and liabilities, net                                  (9.1)                   (32.3)
                                                                                         --------                 --------
            Net cash used in operating activities                                           (29.1)                   (48.4)
                                                                                         --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (5.5)                   (12.9)
   Proceeds from sale of business, net                                                        4.5                       --
   Increase in revenue equipment, net of deletions                                           (8.5)                    (7.4)
   Additional investment in acquisitions                                                     (4.5)                    (5.2)
   Other, net                                                                                (0.6)                     3.2
                                                                                         --------                 --------
            Net cash used in investing activities                                           (14.6)                   (22.3)
                                                                                         --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt                                                            46.9                     21.1
   Proceeds from issuance of common stock under employee
                   benefit plans and for acquisitions                                          --                      2.7
   Dividends paid                                                                              --                     (4.1)
   Other, net                                                                                 0.2                       --
                                                                                         --------                 --------
            Net cash provided by financing activities                                        47.1                     19.7
                                                                                         --------                 --------

Net increase (decrease) in cash                                                               3.4                    (51.0)
Cash and cash equivalents at beginning of the year                                           21.7                    113.7
                                                                                         --------                 --------
Cash and cash equivalents at end of the period                                           $   25.1                 $   62.7
                                                                                         ========                 ========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       Basis of Presentation

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


b)       Restructuring and Special Charges

         During the fourth quarter of fiscal 1997, the Company announced additional restructuring activities principally pertaining to workforce reductions in the Company's European operations and the divestment of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. As a result, the Company recorded restructuring and special charges totaling $48.6 pretax in the fourth quarter of fiscal 1997 and restructuring charges of $43.0 pretax in the first quarter of fiscal 1998.

         The following table sets forth the details and the activity of the restructuring charge reserves as of September 30, 1997:

                                                          Reserve                                            Reserve
                                                         Balance at                                         Balance at
                                                          June 30,     1998                                 September
                                                            1997     Additions      Cash       Non-cash      30, 1997
           -----------------------------------------------------------------------------------------------------------
           Product rationalization, related
                equipment charges and other                $  4.4     $  3.0      $  --        $(2.5)      $  4.9
           Closure of facilities and related costs           12.2       10.6       (0.4)        (1.1)        21.3
           Employee termination and related                   3.8       29.4       (2.6)          --         30.6
           costs
           Non-core business divestments                     16.9         --        4.5         (4.6)        16.8
           -----------------------------------------------------------------------------------------------------------
                     Total                                 $ 37.3     $ 43.0      $ 1.5        $(8.2)      $ 73.6
           -----------------------------------------------------------------------------------------------------------

         The restructuring activity is expected to be substantially completed prior to the end of fiscal 1998 and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

c)       Customer Receivables

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at September 30, 1997 and June 30, 1997 are summarized as follows:


                                                                    September 30              June 30
                                                                    ------------              --------
Accounts receivable                                                  $  315.5                 $  291.2
Allowance for doubtful accounts                                         (50.2)                   (51.6)
                                                                     --------                 --------
     Total accounts receivable, net                                  $  265.3                 $  239.6
Less:  Amounts due in 1 year, net                                      (264.9)                  (239.6)
                                                                     --------                 --------
     Total noncurrent accounts receivables, net                      $     .4                 $     --
                                                                     ========                 ========


Deferred receivables                                                 $    8.0                 $    7.3
Installment receivables                                                  48.3                     46.0
Allowance for doubtful accounts                                         (10.2)                    (7.8)
Unearned interest and maintenance                                       (17.3)                   (18.0)
                                                                     --------                 --------
     Total deferred and installment receivables, net                     28.8                     27.5
                                                                     --------                 --------
Less:  Amounts due in 1 year, net                                       (22.6)                   (17.6)
                                                                     --------                 --------
     Total noncurrent deferred and
       installment receivables, net                                  $    6.2                 $    9.9
                                                                     ========                 ========


Sales-type leases-minimum lease payments receivable                  $  210.5                 $  215.5
Allowance for uncollectible  minimum  lease payments                    (17.9)                   (16.4)
Unearned interest and maintenance                                       (33.0)                   (36.1)
                                                                     --------                 --------
     Total sales-type leases, net                                       159.6                    163.0
                                                                     --------                 --------
Less:  Amounts due in 1 year, net                                       (33.7)                   (34.4)
                                                                     --------                 --------
     Total noncurrent sales-type leases, net                         $  125.9                 $  128.6
                                                                     ========                 ========

Total customer receivables                                           $  453.7                 $  430.1
Less: Amounts due in 1 year, net                                        321.2                    291.6
                                                                     --------                 --------
Total noncurrent customer receivables                                $  132.5                 $  138.5
                                                                     ========                 ========

d)       Accounts Receivable Financing

         Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for the transfer of receivables that occurred subsequent to January 1, 1997. Only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are recognized as receivable sales. All other transfers of receivables are treated as a financing transaction. See Note 4 of Notes to

         Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for additional discussion on the Company's various receivable financing programs.

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $190.7 at September 30, 1997. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

e)       Inventory

         Inventories are summarized as follows:

                                                          September 30, 1997        June 30, 1997
                                                          ------------------        -------------
Finished goods                                                $  154.2                 $  145.0
Parts                                                             56.8                     58.8
Work-in-process                                                   22.2                     24.9
                                                              --------                 --------
                                                                 233.2                    228.7
Less allowance for inventory losses                              (31.0)                   (29.1)
                                                              --------                 --------
     Total inventories, net                                   $  202.2                 $  199.6
                                                              ========                 ========

f)       Divestitures

         In September 1997, the Company sold its U.S. commercial/industrial systems integration business. The Company also agreed in such transaction to sell its monitoring business, which was consummated in October 1997. The Company will receive total proceeds of $11.5 from the sale of these operations, of which $5.4 was paid as of September 30, 1997 and the remainder is to be paid by December 1997. The Company has retained ownership of all of the accounts receivable related to these operations totaling approximately $28.1. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the three months ended September 30, 1997 was $10.8.

g)       Financial Instruments

         Interest rate agreements
         The Company enters into interest rate agreements, principally to manage interest rate exposure associated with its sale of certain U.S. receivables. See Note 14 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for additional discussion.

At September 30, 1997, the Company was a party to the following significant interest rate agreements:

         Notional                Expiration                 Fixed Rate           Floating Rate
          Amount                    Date                    to be Paid           to be Received
-------------------------------------------------------------------------------------------------
            $5.0               May 1999                       7.75%               1 Month LIBOR
             4.5               September 1999                 5.84%               1 Month LIBOR
             5.0               May 2000                       6.16%               1 Month LIBOR
             1.8               April 2000                     6.58%               1 Month LIBOR
             1.0               April 1999                     4.60%               1 Month LIBOR
             0.9               August 1998                    4.80%               1 Month LIBOR
             0.7               May 1998                       4.94%               1 Month LIBOR
             0.5               March 1999                     4.65%               1 Month LIBOR
-------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at September 30, 1997 were 6.3% and 5.7%, respectively.

         In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of September 30, 1997 the notional amount of this interest rate swap agreement was L52.1 million. The interest rate agreement will expire when the underlying receivables are paid down. At September 30, 1997 the floating rate to be paid by the Company is the one month Fed AA commercial paper composite rate and the fixed rate to be received is approximately 10.5%.

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

         At September 30, 1997, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                                                    1998        1999
-----------------------------------------------------------------------------------------------------------
                           French Francs                                        $   57.1      $  9.3
                           British Pounds                                           28.8         2.7
                           German Marks                                             79.2        10.7
                           Italian Lire                                             46.7           -
                           Other                                                    29.0           -
----------------------------------------------------------------------------------------------------------
                                    Total                                       $  240.8      $ 22.7
----------------------------------------------------------------------------------------------------------

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

         Further, in May and July 1997, actions were filed in federal court against the Company and certain of its current and former officers and certain of its current and former directors by two of the Company's three directors and officers liability insurance carriers during the period December 15, 1994 to December 15, 1995. The insurance contracts at issue in the suits provide $10.0 each in policy limits and are in excess to $10.0 in primary directors and officers liability insurance for the period. The complaints seek, among other things, (i) rescission of the above-referenced insurance contracts; (ii) reformation of the insurance contracts to exclude the hazards raised by the pending securities class actions and derivative actions referred to above, the GILFORD action and the SEC proceeding, all of which are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997; and
         (iii) a declaratory judgment that the above-referenced insurance contracts do not afford coverage for defendants for any loss arising out of such actions and proceeding. The complaints allege, among other things, that in the Company's applications for these insurance contracts and attachments thereto contained material misrepresentations, omissions, concealment of facts and incorrect statements relating principally to the Company's revenue recognition practices which are also a subject of the actions and proceeding referred to above.

         The Company has reached an agreement to settle the above-referenced class actions. The agreement provides, among other things, for the payment by the Company of approximately $53.0. The agreement will be submitted to the Court for approval. The Company expects to recover a portion of the settlement and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0. In addition, the Company is seeking payment from its excess insurance carriers having combined policy limits of $20.0. As noted above, the Company is currently in litigation with such excess carriers. A pretax charge of $53.0, with an after-tax effect of $37.1, has been taken by the Company for payments to be made in connection with this settlement.

         The Company intends to vigorously defend against the derivative actions and insurance carrier actions referred to above, and to vigorously pursue the recovery of insurance proceeds from such excess directors and officers insurance carriers. In light of the uncertainty as to the outcome of those actions, the Company has not recorded a provision for any liability or recovery that may result from those actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         The following discussion of operating results excludes the effects of restructuring and litigation charges recorded in fiscal 1998, which are discussed in the section "Restructuring and Special Charges" below and the "Litigation and other matters" footnote included in the Notes to Consolidated Condensed Financial Statements included herein.

         Revenues
         Revenues of $245.4 for the first quarter of fiscal 1998 were essentially flat with the revenues of $246.0 for the same period in fiscal 1997. Fiscal 1998 results were negatively affected by the strengthening of the U.S. dollar and the related impact of foreign currency translation, resulting in a reduction in revenues of approximately $13.2. Fiscal 1998 revenues also reflect the decline in revenues of certain non-core businesses, principally the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of the strengthening U.S. dollar and non-core businesses, first quarter fiscal 1998 revenues increased approximately 11.0% in comparison with the first quarter fiscal 1997.

         Consolidated Electronic Article Surveillance ("EAS") systems revenues increased 9.2% to $126.6 in the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. The increase in first quarter EAS revenues over the comparable period in the prior year resulted principally from Ultra-Max product line revenues, which increased 35.0% as compared to the year ago quarter. These increases were offset by decreases of 31.1%, when compared to the prior year period, in revenues from the Company's SensorStrip Checkout technology, which is sold principally in Europe.

         Integrated Security Systems ("ISS"), which includes CCTV, Access Control and Intelligent Tagging and Tracking systems, revenues decreased 12.6% to $77.9 in the first quarter of 1998 as compared with the same period of fiscal 1997 principally as a result of a decline in revenues of non-core businesses. Excluding revenues of certain non-core businesses, ISS revenues increased 1.8% in the first quarter of 1998 as compared to the year ago quarter. Revenues were essentially flat on a comparable basis due to delayed product launches and pricing pressures.

         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 13.6% in the first quarter of fiscal 1998 as compared to fiscal 1997. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales business. Excluding the effects on revenues of non-core businesses, C/I Worldwide indirect revenues increased 19.0% in the first quarter of fiscal 1998 as compared with the same period of fiscal 1997.

         In September 1997, the Company sold its U.S. commercial/industrial systems integration business which had annual fiscal year 1997 sales of approximately $80.0, to Securities Technologies Group ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, which was consummated in October 1997.

         For the first quarter of fiscal 1998, North America Retail revenues increased 12.8% as compared to the same period for fiscal 1997. Market penetration continues to increase in the following markets: hardware, music, sporting goods, cosmetics, fragrances, discounters, mass merchants and hypermarkets. Excluding the effect on revenues of non-core businesses North America Retail revenues increased 16.0% in the first quarter of fiscal 1998 as compared with the same period from fiscal 1997. In addition, source tagging unit label volume increased 64.0% for the first quarter of 1998 as compared to the same period of fiscal 1997.

         Europe Retail revenues decreased 15.6% for the first quarter of fiscal 1998 as compared to the same period for fiscal 1997. The decrease in Europe retail revenues continues to reflect the challenges that precipitated the profit improvement actions the Company announced in August 1997. First quarter Europe Retail revenues were also negatively affected by foreign currency translation of approximately $10.8 due to the strengthening U.S. dollar. European revenues were also negatively affected by governmental restrictions in France on the growth of hypermarkets, a key customer base.

         International Retail revenues, which includes Latin America, Asia Pacific and the Middle East, increased 46.0% for the first quarter of fiscal 1998 as compared to the comparable periods of fiscal 1997. The increase in International Retail was largely due to Latin America revenues which increased by 85.4% in the first quarter of fiscal 1998 as compared to the same period of fiscal 1997, primarily due to the acquisition in October 1997 of Argentina distributor and increased revenues in Brazil. Excluding the effect of acquisitions, Latin America revenues for the first quarter of fiscal 1998 increased 36.7% as compared to the first quarter of fiscal 1997.

         Gross Margins, Operating Expenses and Operating Income
         Gross margins on revenues were 45.5% for the three month period ended September 30, 1997 compared with 45.2% for the comparable periods of the prior year.

         Selling, general and administrative expenses, as a percentage of total revenues, was 35.5% for the first quarter of fiscal 1998 as compared to 36.7% for the comparable periods in fiscal 1997. The decrease in expenses as a percentage of revenues for the first quarter of fiscal 1998 reflects the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

         Research, development and engineering expenses increased to 2.6% of revenue in the three months ended September 30, 1997 as compared to 2.2% for the same periods in fiscal 1997. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product developments in all product categories.

         Operating income for the three months ended September 30, 1997 increased to $12.9, or 5.3% of revenues versus $10.9, or 4.4% of revenues for the comparable period of fiscal 1997.

         Interest Expense, Other Income and Taxes
         Net interest expense of $8.7 for the first quarter of fiscal 1998 reflected an increase of $1.4 over the comparable periods of fiscal 1997. This increase is primarily due to increased debt levels outstanding during the period.

         The benefit for income taxes for the first quarter of fiscal 1998, including the restructuring and litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 30.0% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first quarter of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported net income of $1.3, or $0.02 per share, for the first quarter of fiscal 1998 as compared to net income of $2.1, or $0.03 per share, for the same period of fiscal 1997, as a result of the factors discussed above. Including the restructuring and litigation charges, the Company reported a net loss of $65.9, or $0.89 per share, for the first quarter of fiscal 1998.


         LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended September 30, 1997, cash flow used in operating activities was $29.1 compared with cash used in operations for the three month period ended September 30, 1996 of $48.4. The use of cash in the three month period ended September 30, 1997 was primarily a result of increases in customer receivables.

         The Company's investing activities used $14.6 of cash in the first three months of fiscal 1998, compared to $22.3 of cash used in the first three months of fiscal 1997. The investing activity in fiscal 1998 was principally due to capital expenditures of $5.5, increases in the Company's investment in revenue equipment of $8.5 and additional investments in acquisitions of $4.5; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the three month period ended September 30, 1997, financing activities generated $47.1 of cash as compared to $19.7 in the three month period ended September 30, 1996. Cash flows from financing activities were principally due to additional borrowings of approximately $46.9, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 43.9% at September 30, 1997 as compared to 40.4% at June 30, 1997.

         The Company uses the U.S. dollar as the reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Because of the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders' equity. The $9.0 decrease for the three months ended September 30, 1997 resulted primarily from the translation of the balance sheets denominated in British pounds, reflecting the strengthening of the U.S. dollar relative to such currency at September 30, 1997. The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         As a result of the agreement to settle a series of shareholder class action suits filed during 1995, the Company has recorded a pretax charge of $53.0 during the first quarter of fiscal 1998. The Company believes that the liquidity provided by existing cash and financing arrangements is more than sufficient to meet the Company's funding requirements for such settlement.

         At September 30, 1997, the Company's primary source of liquidity consisted of cash and a committed line of credit totaling approximately $250.0 (of which approximately $56.0 was utilized) and receivable financing agreements totaling approximately $200.0 (of which approximately $130.0 was utilized), all of which are available subject to compliance with certain covenants and, in the case of such receivable financing agreements, subject to the terms within such agreements. The Company believes that the liquidity provided by future operations, existing cash and the financing arrangements described above will be sufficient to meet the Company's future capital requirements.

         RESTRUCTURING AND SPECIAL CHARGES

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestment of non-core businesses and additional cost-reduction plans, which mainly include staff reductions within its European operations, as well as additional special charges principally for increases to the valuation allowances for accounts receivable and receivables financed with third parties. During the fourth quarter of fiscal 1997, the Company recognized $48.9 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $43.0 in restructuring charges during the first quarter of fiscal 1998, primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

         Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of approximately 30 locations, principally in the U.K. and U.S. As of September 30, 1997, all planned staff reductions are completed and approximately one-half of the locations have been eliminated and the remaining locations are in various stages of disposition. Approximately $33.3 of these restructuring costs will result in cash outlays, of which $21.1 has been disbursed as of September 30, 1997.

         Related to the fiscal 1997 restructuring plan, the Company continued to focus its organization and reduce costs. Accordingly, the Company divested and sold its U.S. commercial/industrial direct sales and service business in September 1997. The Company elected to exit this business activity due to market conflicts with its indirect sales channels and the need to focus on products related to the Company's strategy of total systems integration. The Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 will be eliminated in connection with the divestment of non-core businesses and the remaining positions principally represent the termination of administrative personnel in Europe. The total cash outlay related to this restructuring plan, net of proceeds from the divestment of non-core businesses, is estimated to be $30.0.

         During the first three months of fiscal 1998, the total restructuring reserve was reduced by approximately $6.7 as a result of cash and non-cash charges.

         All of the Company's restructuring activities are expected to be substantially complete prior to the end of fiscal 1998 and the Company believes the provisions identified as required are adequate to cover the costs associated with these plans.

         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in international operations 2) exchange rate risk 3) market conditions for the Company's products 4) the Company's ability to provide innovative and cost-effective solutions 5) development risks 6) competition and 7) changes in the economic climate.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings


         The Company has reached an agreement to settle the consolidated shareholder class actions filed during calendar 1995 and pending against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Florida. These actions, which challenged the Company's prior revenue recognition and other accounting practices in fiscal year 1995 and earlier, are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 ("Form 10-K"). The agreement provides, among other things, for the payment by the Company of $53.0 million . The agreement will be submitted to the Court for approval.

         The Company expects to recover a portion of the settlement and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million. In addition, the Company is seeking payment from its excess insurance carriers having combined policy limits of $20.0 million. The Company is currently in litigation with such excess carriers in the United States District Court for the Southern District of Florida, which action by such carriers, seeking to avoid coverage under the policies, is also described in the Form 10-K. The Company intends to vigorously defend against the claims made by those carriers and to pursue the recovery of insurance proceeds from them.

         In the Gilford action described in the Form 10-K, plaintiff has now filed an amended complaint, the allegations of which are essentially as summarized in the description of the original complaint set forth in the Form 10-K. The Company intends to continue to vigorously defend against this section.

         In addition, reference is made to Item 3 of Part I of the Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits

                   4) First Amendment, dated as of October 31, 1997, to the Note Agreement, dated as of March 29, 1996, among the Company and Purchasers named therein (see exhibit 4(b) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
                  10) First Amendment dated as of October 31, 1997, to the Amended and Restated Multicurrency Revolving Credit Agreement, dated as of March 18, 1997, between the Company and the First National Bank of Boston as Agent and other lenders referred to therein (see exhibit 10(w) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).
                  11)      Computation of Earnings Per Common Share.
                  27)      Financial Data Schedule (for SEC use only).

         b)       Reports on Form 8-K:

                           There were no reports on Form 8-K filed during the three - month period ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                                    SENSORMATIC ELECTRONICS CORPORATION



                                    By       /s/ Garrett E. Pierce
                                             ----------------------------------
                                             Garrett E. Pierce
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                    Date:    November 14, 1997