Form 10-Q
period 1997-12-31
SENSORMATIC ELECTRONICS CORP
filed 1998-02-13
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   DECEMBER 31, 1997                    Commission File No.  1-10739
             ----------------------                                     --------


                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                          34-1024665
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)


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

                                      SAME
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X .    No    .
                                    ----       ----

The Registrant had outstanding 74,363,735 shares of Common Stock (par value $.01 per share) as of January 31, 1998.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q
                       SIX MONTHS ENDED DECEMBER 31, 1997

                                                                                                                PAGE

PART I.       FINANCIAL INFORMATION

        Item 1.       Financial Statements
                           Consolidated Condensed Balance Sheets................................................. 2
                           Consolidated Condensed Statements of
                             Operations ......................................................................... 3
                           Consolidated Condensed Statements of
                           Cash Flows............................................................................ 4
                           Notes to Consolidated Condensed
                             Financial Statements................................................................ 5

        Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations......................................................................... 13

PART II.      OTHER INFORMATION

        Item 1.       Legal Proceedings......................................................................... 18

        Item 4.       Submission of Matters to a Vote of Security Holders....................................... 19

        Item 5.       Other Information......................................................................... 20

        Item 6.       Exhibits and Reports on Form 8-K.......................................................... 21

     Signatures       .......................................................................................... 22


                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)

                                                                      (Unaudited)
                                                                       December 31,              June 30,
                                                                          1997                    1997
                                                                      -------------              --------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $   15.8                 $   21.7
Customer receivables                                                       324.6                    291.6
Inventories, net                                                           206.3                    199.6
Current portion of deferred income taxes                                    44.6                     42.9
Other current assets                                                        61.8                     54.4
                                                                        --------                 --------
TOTAL CURRENT ASSETS                                                       653.1                    610.2

Customer receivales - noncurrent                                           141.0                    138.5
Revenue equipment, net                                                      71.5                     66.8
Property, plant and equipment, net                                         138.5                    145.5
Costs in excess of net assets acquired, net                                471.4                    482.7
Deferred income taxes                                                      150.4                    111.5
Patents and other assets, net                                              103.9                     88.4
                                                                        --------                 --------
TOTAL ASSETS                                                            $1,729.8                 $1,643.6
                                                                        ========                 ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                         $   89.5                 $   21.8
Accounts payable and accured liabilities                                   109.5                    126.1
Other current liabilities and deferred income taxes                        269.1                    181.5
                                                                        --------                 --------
TOTAL CURRENT LIABILITIES                                                  468.1                    329.4

Long-term debt                                                             510.5                    501.5
Other noncurrent liabilities and deferred income taxes                      48.6                     39.8
                                                                        --------                ---------
                                                                         1,027.2                    870.7
TOTAL LIABILITIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, 10.0 shares authorized, none issued           -                        -
Common stock, $.01 par value, 125.0 shares authorized, 74.3 shares
        outstanding at December 31, 1997 and June 30, 1997                 731.2                    730.5
Retained earnings                                                           83.1                    143.7
Treasury stock at cost and other, 1.7 shares at December 31, 1997
        and June 30, 1997                                                  (13.3)                   (14.0)
Currency translation adjustments                                           (98.4)                   (87.3)
                                                                        --------                 --------
TOTAL STOCKHOLDERS' EQUITY                                                 702.6                    772.9
                                                                        --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,729.8                 $1,643.6
                                                                        ========                 ========




   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                              Three Months                         Six Months
                                                                 Ended                                Ended
                                                               December 31,                         December 31,
                                                      -------------------------------      -------------------------------
                                                          1997              1996               1997              1996
                                                      -------------     -------------      -------------     -------------
Revenues:
   Sales                                                    $206.4            $212.2             $410.9            $417.2
   Rentals                                                    12.7              14.6               25.2              27.1
   Installation, maintenance and other                        24.6              29.8               53.0              58.3
                                                      -------------     -------------      -------------     -------------

      Total revenues                                         243.7             256.6              489.1             502.6
                                                      -------------     -------------      -------------     -------------

Cost of Sales:
   Costs of sales                                            125.3             132.1              254.2             262.2
   Depreciaiton on revenue equipment                           4.9               5.7                9.8              10.3
                                                      -------------     -------------      -------------     -------------
      Total cost of sales                                    130.2             137.8              264.0             272.5
                                                      -------------     -------------      -------------     -------------

Gross margin                                                 113.5             118.8              225.1             230.1

Operating expenses:

                                                              82.0              90.7              169.0             181.1
Selling, general and administrative
Restructuring charges                                            -                 -               43.0                 -
Research, development and engineering                          6.9               6.1               13.4              11.5
Amortization of intangible assets                              5.4               4.7               10.6               9.3
                                                      -------------     -------------      -------------     -------------
      Total operating costs and expenses                      94.3             101.5              236.0             201.9
                                                      -------------     -------------      -------------     -------------
Operating income (loss)                                       19.2              17.3              (10.9)             28.2
                                                      -------------     -------------      -------------     -------------

Other (expenses) income:
Interest income                                                3.4               4.3                7.0               8.6
Interst expense                                              (13.4)            (12.0)             (25.7)            (23.6)
Litigation settlement                                            -                 -              (53.0)                -
Other, net                                                    (1.2)             (1.1)              (3.1)             (1.8)
                                                      -------------     -------------      -------------     -------------
      Total other (expenses) income                          (11.2)             (8.8)             (74.8)            (16.8)
                                                      -------------     -------------      -------------     -------------
Income (Loss) before income taxes                              8.0               8.5              (85.7)             11.4
Provision (Benefit) for income taxes                           2.6               2.4              (25.2)              3.2
                                                      -------------     -------------      -------------     -------------

Net income (loss)                                             $5.4              $6.1             $(60.5)             $8.2
                                                      =============     =============      =============     =============


Basic and Diluted earnings (loss)
  per common share                                           $0.07            $ 0.08             $(0.82)            $0.11
                                                      =============     =============      =============     =============
Cash dividends per common share                              $   -            $0.055            $    -             $0.110
                                                      =============     =============      =============     =============

Number of shares used in computation
  of Basic earnings (loss) per share                           74.2              73.9               74.1              73.9
                                                      =============     =============      =============     =============

Number of shares used in computation
  of Diluted earnings (loss) per share                         74.4              74.2               74.3              74.1
                                                      =============     =============      =============     =============


The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                (Unaudited)
                                                                                 Six Months
                                                                             Ended December 31,
                                                                          ----------------------
                                                                           1997             1996
                                                                          ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $(60.5)         $  8.2
  Adjustments to reconcile net (loss) income to net cash
        used in operating activities:
    Depreciation and amortization                                           33.7            32.4
    Restructuring charges, net                                              35.6            (3.6)
    Litigation settlement charge                                            53.0               -

    Net changes in operating assets and liabilities,
          net of effects of acquisitions and divestitures:
      Increase in receivables and sales-type leases                        (39.4)          (35.3)
      Increase in investories                                              (10.4)          (10.3)
      Increase in current and deferred income taxes
          relating to restructuring and litigation charges                 (28.8)              -
      Other opeating assets and liabilities, net                           (32.5)           (3.3)
                                                                          ------          ------
            Net cash used in operating activites                           (49.3)          (11.9)
                                                                          ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (12.7)          (20.8)
   Proceeds from sale of business, net                                       7.4               -
   Increase in revenue equipment, net of deletions                         (16.4)          (18.8)
   Cash paid for acquisitions, net of cash acquired                            -           (14.8)
   Additional investment in acquisitions                                   (10.2)           (8.6)
   Other, net                                                               (3.6)            0.7
                                                                          ------          ------
            Net cash used in investing activities                          (35.5)          (62.3)
                                                                          ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt                                           77.3            37.1
   Proceeds from issuance of common stock under employee
           benefit plans and for acquisitions                                  -             3.5
   Dividends paid                                                              -            (8.3)
   Other, net                                                                1.6            (0.4)
                                                                          ------          ------
            Net cash provided by financing activities                       78.9            31.9
                                                                          ------          ------

Net decrease in cash                                                        (5.9)          (42.3)
Cash and cash equivalents at beginning of the year                          21.7           113.7
                                                                          ------          ------
Cash and cash equivalents at end of period                                $ 15.8          $ 71.4
                                                                          ======          ======




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (Dollars in Millions)

a)       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

b)       RESTRUCTURING  AND SPECIAL CHARGES

         During the fourth quarter of fiscal 1997, the Company announced additional restructuring activities principally pertaining to workforce reductions in the Company's European operations and the divestment of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. As a result of these activities, the Company recorded restructuring and special charges totaling $48.6 pretax in the fourth quarter of fiscal 1997 and restructuring charges of $43.0 pretax in the first quarter of fiscal 1998.

         The following table sets forth the details and the activity of the Company's restructuring charge reserves from June 30, 1997 through December 31, 1997:

                                                           Reserve                                         Reserve
                                                           Balance                                        Balance at
                                                           at June      1998                               December
                                                          30, 1997   Additions      Cash      Non-cash     31, 1997
           ------------------------------------------    ----------- ---------- ------------- ---------- ------------
           Product rationalization, related
                equipment charges and other                $ 4.4     $  3.0        $   -       $(2.5)       $ 4.9
           Closure of facilities and related costs          12.2       10.6         (0.4)       (2.5)        19.9
           Employee termination and related costs            3.8       29.4         (7.0)          -         26.2
           Non-core business divestments, net               16.9          -          7.4        (3.7)        20.6
           ------------------------------------------    ----------- ---------- ------------- ---------- ------------
                     Total                                $ 37.3     $ 43.0        $   -       $(8.7)      $ 71.6
           ------------------------------------------    ----------- ---------- ------------- ---------- ------------

         The Company's restructuring plans are expected to be substantially completed prior to the end of fiscal 1998 and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

c)       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at December 31, 1997 and June 30, 1997 are summarized as follows :

                                                                               December 31                   June 30
                                                                               -----------                  --------
         Accounts receivable                                                    $   319.1                   $  291.2
         Allowance for doubtful accounts                                            (48.6)                     (51.6)
                                                                                ---------                   --------
              Total accounts receivable, net                                    $   270.5                   $  239.6
         Less:  Amounts due in 1 year, net                                         (270.5)                    (239.6)
                                                                                ---------                   --------
             Total noncurrent accounts receivables, net                         $       -                   $      -
                                                                                =========                   ========

         Deferred receivables                                                   $     5.0                   $    7.3
         Installment receivables                                                     44.1                       46.0
         Allowance for doubtful accounts                                             (9.1)                      (7.8)
         Unearned interest and maintenance                                          (15.3)                     (18.0)
                                                                                ---------                   --------
              Total deferred and installment receivables, net                        24.7                       27.5
                                                                                ---------                   --------
         Less:  Amounts due in 1 year, net                                          (17.1)                     (17.6)
                                                                                ---------                   --------
              Total noncurrent deferred and
                 installment receivables, net                                   $     7.6                   $    9.9
                                                                                =========                   ========

         Sales-type leases-minimum lease payments receivable                    $   224.5                   $  215.5
         Allowance for uncollectible  minimum  lease payments                       (17.9)                     (16.4)
         Unearned interest and maintenance                                          (36.2)                     (36.1)
                                                                                ---------                   --------
             Total sales-type leases, net                                           170.4                      163.0
                                                                                ---------                   --------
         Less:  Amounts due in 1 year, net                                          (37.0)                     (34.4)
                                                                                ---------                   --------
             Total noncurrent sales-type leases, net                            $   133.4                   $  128.6
                                                                                =========                   ========

         Total customer receivables                                             $   465.6                   $  430.1
         Less: Amounts due in 1 year, net                                           324.6                      291.6
                                                                                ---------                   --------
         Total noncurrent customer receivables                                  $   141.0                   $  138.5
                                                                                =========                   ========

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

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $161.9 at December 31, 1997. Loss reserves have been provided for receivables and sales-type lease receivables sold, as deemed necessary, and are included in accrued liabilities.

e)       EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share" and various other authoritative pronouncements regarding earnings per share ("EPS"). SFAS No. 128 became effective for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 effective December 31, 1997.

         Under SFAS No. 128, primary earnings per share in accordance with APB No. 15 is replaced with a simpler calculation called basic earnings per share, which excludes the dilutive effect of options, warrants and convertible securities. Diluted earnings per share under SFAS No. 128 has not changed significantly as compared to fully diluted earnings per share under APB No. 15, but has been renamed "diluted earnings per share".

         All earnings per share amounts for all periods have been presented in accordance with the requirements of SFAS No. 128. There was no material change to the Company's previously reported calculation of primary and fully diluted earnings per share under APB No. 15 as a result of the adoption of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share as per SFAS No. 128:

                                                                Three Months ended              Six Months ended
                                                                   DECEMBER 31,                    DECEMBER 31,
                                                                -------------------          ----------------------
                                                                1997           1996          1997             1996

           NUMERATOR:
           Net Income                                         $    5.4       $    6.1       $  (60.5)       $    8.2
                                                              ========       ========       ========        ========

           DENOMINATOR:
           Basic EPS - weighted average shares                    74.2           73.9           74.1            73.9

           Dilutive effect: Stock options                           .2             .3             .2              .2
                                                              --------       --------       --------        --------

           Diluted EPS - weighted average shares                  74.4           74.2           74.3            74.1
                                                              ========       ========       ========        ========

           Basic earnings per share                            $  0.07        $  0.08       $  (0.82)       $    .11
                                                               =======        =======       ========        ========
           Diluted earnings per share                          $  0.07        $  0.08              - (a)    $    .11
                                                               =======        =======       ========        ========

           (a) Excluded as result is anti-dilutive.

f)       INVENTORY

         Inventories are summarized as follows:

                                                                          DECEMBER 31, 1997                 JUNE 30, 1997
                                                                          -----------------                 -------------

         Finished goods                                                          $  160.3                      $  145.0
         Raw materials and parts                                                     54.9                          58.8
         Work-in-process                                                             21.4                          24.9
                                                                                ---------                   -----------
                                                                                    236.6                         228.7
         Less allowance for inventory losses                                        (30.3)                        (29.1)
                                                                                ---------                   -----------
              Total inventories, net                                               $206.3                      $  199.6
                                                                                  =======                     =========

g)       DIVESTITURES

         In September 1997, the Company sold its U.S. Commercial/Industrial systems integration business. The Company also agreed, in such transaction, to sell its monitoring business, the sale of which was consummated in October 1997. The Company will receive total proceeds of approximately $10.5 from the sale of these operations, of which $9.4 was paid as of December 31, 1997 and the remainder was paid in February 1998. The Company has retained ownership of all of the net accounts receivable related to these operations totaling approximately $30.7. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the six months ended December 31, 1997 and 1996 were $10.8 and $43.1, respectively.

h)       FINANCIAL INSTRUMENTS

         INTEREST RATE AGREEMENTS

         The Company enters into interest rate agreements, principally to manage interest rate exposure associated with its sale of certain U.S. receivables. See Note 14 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for additional discussion.

         At December 31, 1997, the Company was a party to the following significant interest rate agreements:

         (1) FLOATING TO FIXED SWAP AGREEMENTS

          Notional                Expiration                 Fixed Rate                            Floating Rate
           Amount                   Date                     to be Paid                            to be Received
-----------------------------------------------------------------------------------------------------------------------
            $5.0               May 1999                       7.75%                              1 Month LIBOR
             4.5               September 1999                 5.84%                              1 Month LIBOR
             4.5               May 2000                       6.16%                              1 Month LIBOR
             1.5               April 2000                     6.58%                              1 Month LIBOR
             0.7               April 1999                     4.60%                              1 Month LIBOR
             0.6               August 1998                    4.80%                              1 Month LIBOR
             0.4               May 1998                       4.94%                              1 Month LIBOR
             0.4               March 1999                     4.65%                              1 Month LIBOR
-----------------------------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at December 31, 1997 were 5.8% and 6.5%, respectively.

         In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of December 31, 1997 the notional amount of this interest rate swap agreement was 55.8 million British Pounds. The interest rate agreement will expire when the underlying receivables are paid down. At December 31, 1997 the floating rate to be paid by the Company is the one month Fed AA CP Composite rate and the fixed rate to be received is approximately 10.5%.

         (2) INTEREST RATE CAP AGREEMENT

         In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at December 31, 1997 of $2.0. Under the agreement the Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7% multiplied by the notional amount. At December 31, 1997 there was no such excess.

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

         At December 31, 1997, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                                                    1998        1999
------------------------------------------------------------------------------------------------------------
                           French Francs                                         $  34.2     $  33.5
                           British Pounds                                           12.1         9.4
                           German Marks                                             50.1        33.7
                           Italian Lire                                             35.3        12.0
                           Spanish Pesetas                                             -        14.4
                           Other                                                    11.2      (10.2)
------------------------------------------------------------------------------------------------------------
                                    Total                                        $ 142.9     $  92.8
------------------------------------------------------------------------------------------------------------

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

         Also in September 1995, three derivative actions were filed against the Company and its directors for breach of fiduciary duties, mismanagement and waste of corporate assets. Those claimants are seeking, among other relief, restitution and/or damages in favor of the Company and imposition of a constructive trust. These actions have been consolidated. Subsequent to the class action settlement referred to below, plaintiffs advised the Company they intend to seek leave from the Court to file an amended consolidated complaint, including allegations arising from such settlement.

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

         The Company has reached an agreement to settle the above-referenced class actions. The agreement provides, among other things, for the payment by the Company of approximately $53.0. The agreement has been submitted to the Court for approval. The Company expects to recover a portion of the settlement fund and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0. In addition, the Company is seeking payment from its excess insurance carriers having combined policy limits of $20.0. As noted above, the Company is currently in litigation with such excess carriers. A pretax charge of $53.0, with an after-tax effect of $37.1, has been recorded by the Company for payments to be made in connection with this settlement.

         The Company intends to vigorously defend against the derivative actions and insurance carrier actions referred to above, and to vigorously pursue the recovery of insurance proceeds from such excess directors and officers insurance carriers. In light of the uncertainty as to the outcome of these actions, the Company has not recorded a provision for any liability or recovery that may result from those actions.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996

         The following discussion of operating results excludes the effects of restructuring and litigation charges recorded in fiscal 1998, which are discussed in the section "Restructuring and Special Charges" below and the "Litigation and other matters" footnote included in the Notes to Consolidated Condensed Financial Statements included herein.

         REVENUES

         Revenues of $243.7 for the second quarter of fiscal 1998 decreased 5.0%, as compared to revenues of $256.6 for the same period in fiscal 1997. Revenues of $489.1 for the six months ended December 31, 1997 decreased 2.7%, as compared to revenues of $502.6 for the six months ended December 31, 1996. Fiscal 1998 results were negatively affected by the strengthening of the U.S. dollar and the related impact of foreign currency translation, resulting in a reduction in revenues of approximately $9.7 for the second quarter and $22.9 for the first six months. Fiscal 1998 revenues also reflect the decline in revenues of certain non-core businesses, principally the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of the strengthening U.S. dollar and the divestiture of non-core businesses, fiscal 1998 revenues increased approximately 7.5% for the second quarter and 9.3% for the first six months, as compared with the same periods in fiscal 1997.

         Consolidated Electronic Article Surveillance ("EAS") systems revenues remained relatively unchanged from the second quarter of fiscal 1997 with $124.6 of revenues in the second quarter of fiscal 1998, as compared to $126.4 in the year ago quarter, and increased 3.7% to $251.2 in the first six months of fiscal 1998 from the comparable period of fiscal 1997. The increase in EAS revenues for the first six months of fiscal 1998 over the comparable period in the prior year resulted principally from Ultra * Max product line revenues, which increased 25.8% as compared to the year ago period. These increases were offset by decreases of 18.0%, when compared to the prior year period, in revenues from the Company's SensorStrip Checkout technology, which is sold principally in Europe.

         Integrated Security Systems ("ISS"), which includes CCTV, Access Control and Intelligent Tagging and Tracking systems, revenues decreased 5.2% to $81.7 and 9.0% to $159.6 for the second quarter and the first six months of fiscal 1998, respectively, as compared with the same periods of fiscal 1997. The decreases were principally due to a decline in revenues as a result of divested non-core businesses.

         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 22.7% and 18.2% in the second quarter and first six months of fiscal 1998, respectively, as compared to fiscal 1997. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales and systems integration business. Excluding the effect on revenues of non-core businesses and foreign exchange, C/I Worldwide indirect revenues increased 12.2% and 14.4% in the second quarter and the first six months of fiscal 1998, respectively, as compared with the same periods of fiscal 1997.

         In September 1997, the Company sold its U.S. commercial/industrial systems integration business which had annual fiscal year 1997 sales of approximately $80.0, to Securities Technologies Group, Inc. ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, the sale of which was consummated in October 1997.

         For the second quarter and first six months of fiscal 1998, North America Retail revenues increased 3.0% and 7.8%, respectively, as compared to the same periods for fiscal 1997. Market penetration continues to increase in the following market segments: hardware, music, sporting goods, cosmetics, fragrances, discounters, mass merchants and hypermarkets. Excluding the effect on revenues of non-core businesses, North America Retail revenues increased 5.5% and 10.8% in the second quarter and first six months of fiscal 1998, respectively, as compared with the same periods from fiscal 1997. In addition, source tagging unit label volume increased 58.7% for the first six months of fiscal 1998 as compared to the same periods of fiscal 1997.

         Europe Retail revenues decreased 5.2% and 10.4% for the second quarter and first six months of fiscal 1998, respectively, as compared to the same periods for fiscal 1997. Excluding the effect of exchange due to foreign currency translation, Europe Retail revenues for fiscal 1998 increased approximately 1.0% for the quarter and decreased 1.8% on a year to date basis. The Company expects Europe Retail revenues will continue to remain flat. Market conditions as well as a high overhead structure reflect the challenges that precipitated the profit improvement actions the Company announced in August 1997.

         International Retail revenues, which includes Latin America, Asia Pacific and the Middle East, increased 11.5% and 25.8% for the second quarter and first six months of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. The increase in International Retail was largely due to Latin America revenues which increased by 21.5% and 46.2% in the second quarter and first six months of fiscal 1998, respectively, as compared to the same periods of fiscal 1997, as a result of the acquisition of the Company's Argentina distributor in October 1997 and increased revenues in Brazil. Excluding the effect of acquisitions, Latin America revenues for the second quarter and first six months of fiscal 1998 increased 6.3% and 19.7%, respectively, as compared to the same periods in fiscal 1997.

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING  INCOME

         Gross margins on revenues were 46.6% and 46.0% for the three and six month periods ended December 31, 1997, respectively, compared with 46.3% and 45.8% for the comparable periods of the prior year. The relatively stable gross margins reflect improved procurement as well as manufacturing efficiencies at certain plants, offset by intense price competition in certain market segments.

         Selling, general and administrative expenses, as a percentage of total revenues, was 33.7% and 34.5% for the second quarter and first six months of fiscal 1998, respectively, as compared to 35.4% and 36.0% for the comparable periods in fiscal 1997. The decrease in expenses as a percentage of revenues for the second quarter of fiscal 1998 reflects the initial benefit from the cost reduction efforts implemented as a result of the restructuring actions announced during the first quarter of fiscal 1998. The remaining decrease in expenses as a percentage of revenues for the first six months of fiscal 1998 reflects the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

         Research, development and engineering expenses increased to 2.8% and 2.7% of revenue in the three and six months ended December 31, 1997, respectively, as compared to 2.4% and 2.3% for the same periods in fiscal 1997. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product developments in all product categories.

         Operating income for the three and six months ended December 31, 1997 increased to $19.2, or 7.9% of revenues, and to $32.1, or 6.7% of revenues, respectively, versus $17.3, or 6.7% and $28.2, or 5.6% of revenues, respectively, for the comparable period of fiscal 1997.

         INTEREST EXPENSE, OTHER INCOME AND TAXES

         Net interest expense of $11.2 and $21.8 for the second quarter and first six months of fiscal 1998, respectively, reflected an increase of $2.4 and $5.0, respectively, over the comparable periods of fiscal 1997. This increase is partially due to additional interest expense related to the shareholder settlement charge recorded in the first quarter of 1998. The remaining increase is primarily due to increased debt levels outstanding during the period.

         The benefit for income taxes for the first six months of fiscal 1998, including the restructuring and litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 30.0% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first six months of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and litigation charges recorded during fiscal 1998.

         The Company reported net income of $5.4, or $0.07 per share, and $6.6, or $0.09 per share, for the second quarter and first six months of fiscal 1998, respectively, as compared to net income of $6.1, or $0.08 per share, and $8.2, or $0.11 per share, respectively, for the same periods of fiscal 1997, as a result of the factors discussed above. Including the restructuring and litigation charges, the Company reported a net loss of $60.5, or $0.82 per share, for the first six months of fiscal 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the six month period ended December 31, 1997, cash flow used in operating activities was $49.3 compared with cash used in operations for the six month period ended December 31, 1996 of $11.9. The use of cash in the six month period ended December 31, 1997 was primarily a result of increases in customer receivables and receivables due from financing institutions related to the Company's various securitization programs and included as a component of other assets.

         The Company's investing activities used $35.5 of cash in the six month period ended December 31, 1997, compared to $62.3 of cash used in the six month period ended December 31, 1996. The investing activity in fiscal 1998 was principally due to capital expenditures of $12.7, increases in the Company's investment in revenue equipment of $16.4 and additional investments in acquisitions of $10.2; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the six month period ended December 31, 1997, financing activities generated $78.9 of cash as compared to $31.9 in the six month period ended December 31, 1996. Cash flows from financing activities were principally due to additional borrowings of approximately $77.3, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 46.1% at December 31, 1997 as compared to 40.4% at June 30, 1997.

         The Company uses the U.S. dollar as the reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Because of the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders' equity. The $11.1 decrease in the cumulative translation adjustment for the six months ended December 31, 1997 resulted primarily from the translation of the balance sheets denominated in French Francs, German Marks and Spanish Pesetas, reflecting the strengthening of the U.S. dollar relative to such currency at December 31, 1997. The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         As a result of the agreement to settle a series of shareholder class action suits filed during 1995, the Company recorded a pretax charge of $53.0 during the first quarter of fiscal 1998. The Company believes that the liquidity provided by existing cash and financing arrangements is sufficient to meet the Company's funding requirements for such settlement.

          At December 31, 1997, the Company's primary source of liquidity consisted of cash and a committed line of credit totaling approximately $250.0, of which approximately $73.0 was utilized, and receivable financing agreements totaling approximately $270.0, of which approximately $153.0 was utilized. Use of the balances under such facilities is subject to compliance with certain covenants and, in the case of such receivable financing agreements, subject to the terms within such agreements. Under the most restrictive covenant, $57.3 of additional borrowings are permitted at December 31, 1997. Additional receivable financing capacity is in place under the Company's financing agreements which meet the provision for off-balance sheet treatment under SFAS No. 125. The Company believes that the liquidity provided by future operations, existing cash and the financing arrangements described above, along with additional financing sources that the Company believes would be available to it, will be sufficient to meet the Company's future capital requirements.

         RESTRUCTURING AND SPECIAL CHARGES

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core businesses and additional cost-reduction plans, which mainly include staff reductions within its European operations, as well as additional special charges principally for increases to the valuation allowances for accounts receivable and receivables financed with third parties. During the fourth quarter of fiscal 1997, the Company recognized $48.9 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $43.0 in restructuring charges during the first quarter of fiscal 1998, primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

         Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of approximately 30 locations, principally in the U.K. and U.S. As of December 31, 1997, all planned staff reductions are complete and approximately one-half of the locations have been eliminated and the remaining locations are in various stages of disposition. Approximately $33.3 of these restructuring costs will result in cash outlays, of which $22.3 has been disbursed as of December 31, 1997.

         Related to the fiscal 1997 restructuring plan, the Company continued to focus its organization and reduce costs. Accordingly, the Company divested and sold its U.S. commercial/industrial direct sales and systems integration business in September 1997. The Company elected to exit this business activity due to market conflicts with its indirect sales channels and the need to focus on products related to the Company's strategy of total systems integration. In connection with its 1997 restructuring plan, the Company has planned for the reduction in workforce of approximately 1,200 positions, 600 of which will be in connection with the divestiture of non-core businesses and the remaining positions principally represent the termination of administrative personnel principally in Europe. As of December 31, 1997, approximately 650 positions have been eliminated. The total cash outlay related to this restructuring plan, net of proceeds from the divestiture of non-core businesses, is estimated to be $30.0, of which $4.6 has been disbursed and offset by the proceeds received from the non-core business divestitures, as of December 31, 1997.

         During the first six months of fiscal 1998, the total restructuring reserve was reduced by approximately $8.7 as a result of cash and non-cash charges.

         All of the Company's restructuring activities are expected to be substantially complete prior to the end of fiscal 1998 and the Company believes the provisions identified as required are adequate to cover the costs associated with these plans.

         YEAR 2000 ISSUE

         Until recently, many computer programs were written using two digits rather than four to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Company has addressed its date-sensitive software issues in connection with the implementation of its enterprise-wide management information system, which is Year 2000 compliant and accordingly, is expected to eliminate any material Year 2000 Issues. The Company plans to complete the installation of its enterprise-wide management information system no later than December 31, 1999. The cost to the Company of making its software Year 2000 compliant has not been separately estimated as it was originally incorporated in the new software implementation project prior to the widespread recognition of the Year 2000 Issue. It is not anticipated that such conversion will have a material impact on the Company's financial statements.

         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in international operations 2) exchange rate risks 3) market conditions for the Company's products 4) the Company's ability to provide innovative and cost-effective solutions 5) development risks 6) competition and 7) changes in the economic climate.

                           PART II. OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS

         The Company has reached an agreement to settle the consolidated shareholder class actions filed during calendar 1995 and pending against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Florida. These actions, which challenged the Company's prior revenue recognition and other accounting practices in fiscal year 1995 and earlier, are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 ("Form 10-K"). The agreement provides, among other things, for the payment by the Company of $53.0 million. The agreement has been submitted to the Court for approval.

         The Company expects to recover a portion of the settlement and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million. In addition, the Company is seeking payment from its excess insurance carriers having combined policy limits of $20.0 million. The Company is currently in litigation with such excess carriers in the United States District Court for the Southern District of Florida, which action by such carriers, seeking to avoid coverage under the policies, is also described in the Form 10-K. The Company intends to vigorously defend against the claims made by those carriers and to pursue the recovery of insurance proceeds from them. In light of the uncertainty as to the outcome of these actions, the Company has not recorded a provision for any liability or recovery that may result from those actions.

         In the GILFORD action described in the Form 10-K, plaintiff and the Company have reached an agreement in principle for the dismissal of that action, which dismissal will be with prejudice if plaintiff's claims as a member of the class in the consolidated shareholder class actions settlement described above are allowed.

         The Federal Trade Commission ("FTC") reached a resolution in regard to their inquiry regarding various competitive practices in the electronic article surveillance ("EAS") industry dating back to the late 1980s. No monetary payment or adverse impact to the Company is involved. The FTC examined a variety of issues relating to competitive practices of EAS manufacturers. Its inquiry ultimately focused on a provision of a 1993 agreement settling litigation for trade libel brought by the Company against Checkpoint Systems, Inc. ("Checkpoint"). The FTC consent orders entered into by the Company and Checkpoint, respectively, provide that the Company and Checkpoint shall declare "null and void" the challenged provision of their 1993 agreement which prohibited any "negative advertising". Both companies have also agreed not to enter into any future agreement which prohibits certain types of advertising.

         In addition, reference is made to Item 3 of Part I of the Form 10-K and to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on November 14, 1997. The following business was transacted:

         Three company directors were voted on for re-election: Robert Vanourek,
         J. Richard Munro and Timothy P. Hartman. All three were re-elected for a three year term expiring in the year 2000.

         Item 5.   OTHER INFORMATION

         Effective December 17, 1997, Wayland R. Hicks resigned as a member of the Board of Directors. His term would have expired in the year 1999.

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                       a)     Exhibits

                              27)    Financial Data Schedule (for SEC use only).

                       b)     Reports on Form 8-K:

                                     There were no reports on Form 8-K filed
                                     during the three - month
                                     period ended December 31, 1997.

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


                                             Date:    February 13, 1998