Form 10-Q
period 1998-03-31
SENSORMATIC ELECTRONICS CORP
filed 1998-05-15
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT                               (  ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended    March 31, 1998                      Commission File No.  1-10739
             -------------------                                        --------


                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                                  34-1024665
--------------------------------------------------  ------------------------------------------
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


                          Yes    X  .      No      .
                              ------         ------

The Registrant had outstanding 74,357,077 shares of Common Stock (par value $.01 per share) as of May 1, 1998.

                       SENSORMATIC ELECTRONICS CORPORATION



                                      INDEX


                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 1998

                                                                                                             Page
                                                                                                             ----
PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements

                       Consolidated Condensed Balance Sheets................................................. 2
                       Consolidated Condensed Statements of
                         Operations ......................................................................... 3
                       Consolidated Condensed Statements of
                         Cash Flows.......................................................................... 4
                       Notes to Consolidated Condensed
                         Financial Statements................................................................ 5

    Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations......................................................................... 12

PART II.      OTHER INFORMATION

    Item 1.       Legal Proceedings......................................................................... 18

    Item 2.       Changes in Securities..................................................................... 20

    Item 6.       Exhibits and Reports on Form 8-K.......................................................... 21

Signatures        .......................................................................................... 22

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In millions, except par value amounts)

                                                                                            (Unaudited)
                                                                                              March 31,      June 30,
                                                                                               1998            1997
                                                                                           -------------   ----------
                                                               ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                   $   16.3       $   21.7
Customer receivables                                                                           313.5          291.6
Inventories, net                                                                               229.4          199.6
Current portion of deferred income taxes                                                        47.5           42.9
Other current assets                                                                            66.7           54.4
                                                                                            --------       --------
       TOTAL CURRENT ASSETS                                                                    673.4          610.2

Customer receivables - noncurrent                                                              142.2          138.5
Revenue equipment, net                                                                          67.9           66.8
Property, plant and equipment, net                                                             135.0          145.5
Costs in excess of net assets acquired, net                                                    469.8          482.7
Deferred income taxes                                                                          156.9          111.5
Patents and other assets, net                                                                  118.1           88.4
                                                                                            --------       --------
       TOTAL ASSETS                                                                         $1,763.3       $1,643.6
                                                                                            ========       ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                             $  100.5       $   21.8
Accounts payable and accrued liabilities                                                       124.0          126.1
Other current liabilities and deferred income taxes                                            249.5          181.5
                                                                                            --------       --------
       TOTAL CURRENT LIABILITIES                                                               474.0          329.4

Long-term debt                                                                                 511.4          501.5
Other noncurrent liabilities and deferred income taxes                                          55.6           39.8
                                                                                            --------       --------
       TOTAL LIABILITIES                                                                     1,041.0          870.7


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued                              --             --
Common stock, $.01 par value, 125.0 shares authorized, 74.4 and 74.3
   shares outstanding at March 31, 1998 and June 30, 1997, respectively                        731.6          730.5
Retained earnings                                                                               96.0          143.7
Treasury stock at cost and other, 1.7 shares at March 31, 1998
  and June 30, 1997                                                                            (12.5)         (14.0)
Currency translation adjustments                                                               (92.8)         (87.3)
                                                                                            --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                                              722.3          772.9
                                                                                            --------       --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,763.3       $1,643.6
                                                                                            ========       ========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)

                                                                       Unaudited
                                                 ------------------------------------------------------
                                                          Three Months               Nine Months
                                                         Ended March 31,            Ended March 31,
                                                 -------------------------     ------------------------
                                                    1998            1997          1998          1997
                                                 ---------       ---------     -----------   ----------
Revenues:
   Sales                                            $199.2         $205.8       $ 610.1       $  623.0
   Rentals                                            11.4           15.0          36.6           42.1
   Installation, maintenance and other                26.4           29.3          79.4           87.6
                                                    ------         ------       -------       --------
        Total revenues                               237.0          250.1         726.1          752.7
                                                    ------         ------       -------       --------

Cost of Sales:
   Costs of sales                                    127.0          126.6         381.2          388.8
   Depreciation on revenue equipment                   4.3            5.2          14.1           15.5
                                                    ------         ------       -------       --------
        Total cost of sales                          131.3          131.8         395.3          404.3
                                                    ------         ------       -------       --------
Gross margin                                         105.7          118.3         330.8          348.4

Operating expenses:
   Selling, general and administrative                72.8           92.0         241.8          273.1
   Restructuring charges                                --             --          43.0             --
   Research, development and engineering               6.5            6.0          20.0           17.5
   Amortization of intangible assets                   5.4            5.3          16.0           14.6
                                                    ------         ------       -------       --------
        Total operating costs and expenses            84.7          103.3         320.8          305.2
                                                    ------         ------       -------       --------
Operating income                                      21.0           15.0          10.0           43.2
                                                    ------         ------       -------       --------

Other (expenses) income:
   Interest income                                     3.6            4.1          10.6           12.7
   Interest expense                                  (12.7)         (12.1)        (38.3)         (35.7)
   Litigation recoveries (settlement), net             7.3             --         (45.7)            --
   Other, net                                         (1.8)           1.1          (4.9)          (0.7)
                                                    ------         ------       -------       --------
        Total other (expenses) income                 (3.6)          (6.9)        (78.3)         (23.7)
                                                    ------         ------       -------       --------
Income (Loss) before income taxes                     17.4            8.1         (68.3)          19.5

Provision (Benefit) for income taxes                   4.4            2.3         (20.8)           5.5
                                                    ------         ------       -------       --------

 Net income (loss)                                  $ 13.0         $  5.8       $ (47.5)      $   14.0
                                                    ======         ======       =======       ========

 Basic and Diluted earnings (loss)
      per common share                              $ 0.17         $ 0.08       $ (0.64)      $   0.19
                                                    ======         ======       =======       ========

 Cash dividends per common share                    $   --         $0.055       $    --       $  0.165
                                                    ======         ======       =======       ========

 Number of shares used in computation
      of Basic earnings (loss) per share              74.2           74.0          74.2           73.9
                                                    ======         ======       =======       ========

 Number of shares used in computation
      of Diluted earnings (loss) per share            74.8           74.2          74.5           74.1
                                                    ======         ======       =======       ========


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                  (Unaudited)
                                                                                                  Nine Months
                                                                                                Ended March 31,
                                                                                          ---------------------------
                                                                                              1998           1997
                                                                                          -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                        $(47.5)        $ 14.0
   Adjustments to reconcile net (loss) income to net cash
                 used in operating activities:
        Depreciation and amortization                                                         49.2           49.3
        Restructuring charges, net                                                            31.1           (6.2)
        Litigation settlement charges and (recoveries/payouts), net                           35.7             --

        Net changes in operating assets and liabilities,
                     net of effects of acquisitions:
                (Increase)/decrease in receivables and sales-type leases                     (27.1)           2.2
                Increase in inventory                                                        (36.1)         (40.4)
                Increase in current and deferred income taxes relating to
                     restructuring, special and litigation settlement charges                (27.0)            --
                Other operating assets and liabilities, net                                  (39.2)         (24.1)
                                                                                            ------         ------
            Net cash used in operating activities                                            (60.9)          (5.2)
                                                                                            ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                      (18.5)         (31.7)
   Net proceeds from sale of business                                                          8.2             --
   Increase in revenue equipment, net                                                        (17.5)         (23.9)
   Cash paid for acquisitions, net of cash acquired                                             --          (14.8)
   Additional investment in acquisitions                                                     (15.2)         (13.1)
   Other, net                                                                                  7.8            0.7
                                                                                            ------         ------
            Net cash used in investing activities                                            (35.2)         (82.8)
                                                                                            ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt net of repayments                                           89.3           44.6
   Proceeds from issuance of common stock under employee
            benefit plans                                                                       --            4.5
   Dividends paid                                                                               --          (12.5)
   Other, net                                                                                  1.4           (1.7)
                                                                                            ------         ------
            Net cash provided by financing activities                                         90.7           34.9
                                                                                            ------         ------

Net decrease in cash                                                                          (5.4)         (53.1)
Cash and cash equivalents at beginning of the year                                            21.7          113.7
                                                                                            ------         ------
Cash and cash equivalents at end of the period                                              $ 16.3         $ 60.6
                                                                                            ======         ======


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       Basis of Presentation

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

b)       Restructuring and Special Charges

         During the fourth quarter of fiscal 1997, the Company announced additional restructuring activities principally pertaining to workforce in the Company's European operations and the divestiture of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. As a result of these activities, the Company recorded restructuring and special charges totaling $48.9 pretax in the fourth quarter of fiscal 1997 and restructuring charges of $43.0 pretax in the first quarter of fiscal 1998.

         The following table sets forth the details and the activity of the Company's restructuring charge reserves from June 30, 1997 through March 31, 1998:

                                                        Reserve                                              Reserve
                                                       Balance at                                           Balance at
                                                        June 30,       1998                                  March 31,
                                                         1997       Additions        Cash       Non-cash      1998
           -----------------------------------------------------------------------------------------------------------
           Product rationalization, related
                equipment charges and other             $ 4.4         $ 3.0         $  --       $ (2.5)       $ 4.9
           Closure of facilities and related costs       12.2          10.6           0.8         (5.4)        18.2
           Employee termination and related costs         3.8          29.4         (10.8)          --         22.4
           Non-core business divestments, net            16.9            --           7.8         (6.4)        18.3
           ----------------------------------------------------------------------------------------------------------
                     Total                              $37.3         $43.0         $(2.2)      $(14.3)      $ 63.8
           ----------------------------------------------------------------------------------------------------------

         The Company's restructuring plans are expected to be substantially completed prior to the end of calendar 1998 and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

c)       Customer Receivables

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at March 31, 1998 and June 30, 1997 are summarized as follows:

                                                                                          March 31       June 30
                                                                                          --------       -------
         Accounts receivable                                                               $ 308.3        $ 291.2
         Allowance for doubtful accounts                                                     (49.3)         (51.6)
                                                                                           -------        -------
              Total accounts receivable, net                                               $ 259.0        $ 239.6
         Less: Amounts due in 1 year, net                                                   (259.0)        (239.6)
                                                                                           -------        -------
             Total noncurrent accounts receivables, net                                    $    --        $    --
                                                                                           =======        =======

         Deferred receivables                                                              $   4.7        $   7.3
         Installment receivables                                                              42.5           46.0
         Allowance for doubtful accounts                                                      (7.3)          (7.8)
         Unearned interest and maintenance                                                   (16.4)         (18.0)
                                                                                           -------        -------
              Total deferred and installment receivables, net                                 23.5           27.5
         Less: Amounts due in 1 year, net                                                    (18.4)         (17.6)
                                                                                           -------        -------
              Total noncurrent deferred and
                 installment receivables, net                                              $   5.1        $   9.9
                                                                                           =======        =======

         Sales-type leases-minimum lease payments receivable                               $ 227.6        $ 215.5
         Allowance for uncollectible minimum lease payments                                  (18.6)         (16.4)
         Unearned interest and maintenance                                                   (35.8)         (36.1)
                                                                                           -------        -------
             Total sales-type leases, net                                                    173.2          163.0
         Less:  Amounts due in 1 year, net                                                   (36.1)         (34.4)
                                                                                           -------        -------
             Total noncurrent sales-type leases, net                                       $ 137.1        $ 128.6
                                                                                           =======        =======

         Total customer receivables                                                        $ 455.7        $ 430.1
         Less: Amounts due in 1 year, net                                                    313.5          291.6
                                                                                           -------        -------
         Total noncurrent customer receivables                                             $ 142.2        $ 138.5
                                                                                           =======        =======

d)       Accounts Receivable Financing

         Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and accordingly, subsequent to the adoption of SFAS No. 125, only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are recognized as sales. All other transfers of receivables are treated as financing transactions. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for additional discussion on the Company's various receivable financing programs.

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $143.9 at March 31, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold, as deemed necessary, and are included in accrued liabilities.

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

         Under SFAS No. 128, primary earnings per share in accordance with APB No. 15 is replaced with a simpler calculation called "basic earnings per share", which excludes the dilutive effect of options, warrants and convertible securities. Diluted earnings per share under SFAS No. 128 has not changed significantly as compared to fully diluted earnings per share under APB No. 15, but has been renamed "diluted earnings per share".

         All earnings per share amounts for all periods have been presented in accordance with the requirements of SFAS No. 128. There was no material change to the Company's previously reported calculation of primary and fully diluted earnings per share under APB No. 15 as a result of the adoption of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

                                                                Three Months ended       Nine Months ended
                                                                     March 31,               March 31,
                                                                     ---------               ---------
                                                                 1998         1997        1998        1997
                                                                 ----         ----        ----        ----
           NUMERATOR:
           Net Income                                            $13.0       $ 5.8      $(47.5)       $14.0
                                                                 =====       =====      ======        =====
           DENOMINATOR:
           Basic EPS - weighted average shares                    74.2        74.0        74.2         73.9

           Dilutive effect: Stock options                          0.6         0.2         0.3          0.2
                                                                 -----       -----      ------        -----

           Diluted EPS - weighted average shares                  74.8        74.2        74.5         74.1
                                                                 =====       =====      ======        =====

           Basic earnings per share                              $0.17       $0.08      $(0.64)       $ .19
                                                                 =====       =====      ======        =====
           Diluted earnings per share                            $0.17       $0.08          --  (a)   $ .19
                                                                 =====       =====      ======        =====
           (a) Excluded as result is anti-dilutive

f)       Inventory

         Inventories are summarized as follows:

                                                                               March 31, 1998                June 30, 1997
                                                                               --------------                -------------
         Finished goods                                                            $185.6                        $145.0
         Raw materials and parts                                                     54.8                          58.8
         Work-in-process                                                             19.2                          24.9
                                                                                   ------                        ------
                                                                                    259.6                         228.7
         Less allowance for inventory losses                                        (30.2)                        (29.1)
                                                                                   ------                        ------
              Total inventories, net                                               $229.4                        $199.6
                                                                                   ======                        ======

g)       Divestitures

         In September 1997, the Company sold its U.S. Commercial/Industrial systems integration business. The Company also agreed, in such transaction, to sell its monitoring business, the sale of which was consummated in October 1997. The Company received total proceeds of approximately $10.5 from the sale of these operations. In addition, the Company retained ownership of all of the net accounts receivable related to these operations totaling approximately $30.7 at such time. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the nine months ended March 31, 1998 and 1997 were $11.4 and $60.9, respectively.

h)       Financial Instruments

         Interest rate agreements
         The Company enters into interest rate agreements, principally to manage interest rate exposure associated with its sale of certain U.S. receivables. See Note 14 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-K for additional discussion.

At March 31, 1998, the Company was a party to the following significant interest rate agreements:

(1) FLOATING TO FIXED SWAP AGREEMENTS

Notional           Expiration                    Fixed Rate                           Floating Rate
Amount               Date                        to be Paid                          to be Received
-------------------------------------------------------------------------------------------------------
$4.0               May 1999                        7.75%                             1 Month LIBOR
 3.0               September 1999                  5.84%                             1 Month LIBOR
 4.5               May 2000                        6.16%                             1 Month LIBOR
 1.3               April 2000                      6.58%                             1 Month LIBOR
 0.6               April 1999                      4.60%                             1 Month LIBOR
 0.3               August 1998                     4.80%                             1 Month LIBOR
 0.2               May 1998                        4.94%                             1 Month LIBOR
 0.2               March 1999                      4.65%                             1 Month LIBOR
30.0               March 2001                      5.70%                             1 Month LIBOR
30.0               March 2000                      5.92%                             1 Month LIBOR
30.0               March 2003                      6.05%                             1 Month LIBOR
30.0               March 2002                      6.00%                             1 Month LIBOR
-------------------------------------------------------------------------------------------------------

The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at March 31, 1998 were 5.7% and 6.0%, respectively.

In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert from the financing party to the Company the differential between the fixed rate imputed on the receivables sold under this program and the floating rate to be paid to the investors in the receivables. As of March 31, 1998, the notional amount of this interest rate swap agreement was
L.60.3 million. The interest rate agreement will expire when the underlying receivables are paid down. At March 31, 1998, the floating rate to be paid by the Company is the one month Fed AA CP Composite rate and the fixed rate to be received is approximately 10.0%.

(2) INTEREST RATE CAP AGREEMENT
In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at March 31, 1998 of $2.0. Under the agreement the Company will be paid an amount equal to the excess, if any, of the 1 month LIBOR over 7.0% multiplied by the notional amount. At March 31, 1998 there was no such excess.

In the third quarter of fiscal 1998, the Company entered into four interest rate swap agreements with notional amounts totaling $120.0. As a result of these recent interest rate swap agreements combined with existing swap agreements and the terms of various finance agreements, approximately 70.0% of the Company's interest rate exposure is fixed and 30.0% is variable.

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

     At March 31, 1998, the Company owned forward contracts and options which allow it to sell or (buy) currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                                   1998        1999
---------------------------------------------------------------------------------------
          German Marks                                           $ 41.4      $ 66.4
          Italian Lire                                             32.3        24.3
          French Francs                                            14.8        66.7
          Swedish Krona                                             9.1        10.3
          British Pounds                                            8.1        25.9
          Spanish Pesetas                                            --        27.4
          Irish Punts                                              (4.4)       (9.5)
          Other                                                     5.9        (0.7)
---------------------------------------------------------------------------------------
                   Total                                         $107.2      $210.8
---------------------------------------------------------------------------------------


i)   Litigation and other matters

     During the first six months of fiscal 1996, a number of class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions were consolidated. The consolidated complaint alleges, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors, violated certain Federal securities laws. The consolidated complaint and other litigation matters, including three derivative actions filed in September 1995 and actions brought by the Company's two excess directors and officers liability insurers in May and July 1997, are discussed more fully in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 1997, December 31, 1997 and March 31, 1998.

     The Company has settled the above-referenced class action. The settlement agreement requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0, and has also been paid an amount equal to the policy limit of $10.0 by one of its two excess directors and officers liability insurers pursuant to a settlement of one of the actions referred to in the preceding paragraph. In addition, the Company is seeking payment from its other excess insurance carrier having a policy limit of $10.0. As noted above, the Company is currently in litigation with such excess carrier. A pretax charge of $53.0, with an after-tax effect of $37.1, was recorded by the Company for payments made in connection with this settlement in the second quarter of fiscal 1998. Subsequently, during the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.6 after-tax).

         The Company intends to vigorously defend against the derivative actions and the remaining insurance carrier action referred to above, and to vigorously pursue the recovery of insurance proceeds from such remaining excess directors and officers insurance carrier.

j)       Convertible Preferred Stock

         In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5, or $166.6 net of commissions, discounts and other expenses. Each Depositary Share represents a one-tenth interest in a share of 61/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share. Dividends on the preferred stock will accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of preferred stock and will be payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing July 1, 1998. Dividends will be payable in cash or, at the option of the Company, in shares of common stock of the Company or a combination thereof. The Company's ability to pay cash dividends, purchase or redeem shares or make other payments or distributions is restricted by various covenants and conditions contained in certain of its financial agreements, and it is likely that the Company would not be able to pay cash dividends on the preferred stock until after the preparation of its audited financial statements for fiscal 1999 at the earliest. The Depositary Shares will be convertible, subject to prior redemption, at any time after July 13, 1998, at the option of the holder thereof into shares of common stock at a conversion price of $19.52 per share, subject to certain adjustments. The preferred stock is redeemable, at the option of the Company, in whole or in part, at any time on or after April 4, 2001, at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on April 4, 2005. The preferred stock ranks junior in right of payment to all indebtedness and other liabilities of the Company.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997

         The following discussion of operating results excludes the effects of restructuring, net litigation charges and net estimated insurance recoveries recorded in fiscal 1998, which are discussed in the section "Restructuring and Special Charges" below and the "Litigation and other matters" footnote included in the Notes to Consolidated Condensed Financial Statements included herein.

         Revenues
         Revenues of $237.0 for the third quarter of fiscal 1998 decreased 5.2%, as compared to revenues of $250.1 for the same period in fiscal 1997. Revenues of $726.1 for the nine months ended March 31, 1998 decreased
         3.5 %, as compared to revenues of $752.7 for the nine months ended March 31, 1997. Fiscal 1998 results were negatively affected by the strengthening of the U.S. dollar against currencies in Europe and Asia and the related impact of foreign currency translation, resulting in a reduction in revenues of approximately $9.4 for the third quarter and $32.3 for the first nine months. Fiscal 1998 revenues also reflect the decline in revenues of certain non-core businesses, principally the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of the strengthening of the U.S. dollar against currencies in Europe and Asia and the divestiture of non-core businesses, fiscal 1998 revenues increased approximately 7.4% for the third quarter and 8.7% for the first nine months, as compared with the same periods in fiscal 1997.

         Revenues by Product Line
         Consolidated Electronic Article Surveillance ("EAS") system revenues remained relatively unchanged from the third quarter and the first nine months of fiscal 1997. However, Ultra*Max revenues increased for the first nine months of fiscal 1998 over the comparable period in the prior year by 23.6%. This increase was partially offset by a decrease of 16.2%, when compared to the prior year period, in revenues from the Company's SensorStrip Checkout technology, which is sold principally in Europe.

         Combined CCTV, Access Control and Intelligent Tagging and Tracking system revenues decreased 5.0% and 7.8% for the third quarter and the first nine months of fiscal 1998, respectively, as compared with the same periods of fiscal 1997. These decreases were principally due to a decline in revenues as a result of divested non-core businesses.

         Revenues by Business Unit
         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 27.1% and 21.2% in the third quarter and first nine months of fiscal 1998, respectively, as compared to fiscal 1997. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales and systems integration business, referred to in the following paragraph. Excluding the effect on revenues of non-core businesses and foreign exchange, C/I Worldwide indirect revenues remained relatively flat for the third quarter of fiscal 1998 and increased 9.0% in the first nine months of fiscal 1998, as compared with the same periods of fiscal 1997.

         In September 1997, the Company sold its U.S. commercial/industrial systems integration business, which had fiscal year 1997 sales of approximately $80.0, to Securities Technologies Group, Inc. ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, the sale of which was consummated in October 1997.

         For the third quarter and first nine months of fiscal 1998, North America Retail revenues increased 15.0% and 10.2%, respectively, as compared to the same periods for fiscal 1997. EAS market penetration increased in the following market segments: music, discounters, mass merchants, automotive, office supply, home centers, video and shoes. Excluding the effect on revenues of non-core businesses, North America Retail revenues increased 18.7% and 13.4% in the third quarter and first nine months of fiscal 1998, respectively, as compared with the same periods from fiscal 1997. In addition, source tagging unit label volume increased 65% for the first nine months of fiscal 1998 as compared to the same periods of fiscal 1997.

         Europe Retail revenues decreased 10.5% for both the third quarter and first nine months of fiscal 1998 as compared to the same periods for fiscal 1997. Excluding the effect of exchange due to foreign currency translation, Europe Retail revenues for fiscal 1998 remained relatively flat for the quarter and nine months ending March 31, 1998, as compared to the same periods for fiscal 1997. The Company expects Europe Retail revenues to remain flat through fiscal 1999. The Company believes that Europe Retail's results during fiscal 1998 were negatively impacted by the restructuring activities announced in August 1997.

         International Retail revenues, which includes Latin America, Asia Pacific and the Middle East, increased 10.7% and 20.6% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. The increase in International Retail was largely due to Latin America revenues which increased by 21.8% and 37.0% in the third quarter and first nine months of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. Beginning in the second quarter of fiscal 1998, Asia Pacific revenue growth was negatively impacted by the Asian currency volatility. The Company expects this trend to continue into fiscal 1999. Excluding the effect of acquisitions and currency effects, International Retail revenues for the third quarter and first nine months of fiscal 1998 increased 21.6% and 28.0%, respectively, as compared to the same periods in fiscal 1997.

         Gross Margins, Operating Expenses and Operating Income
         Gross margins on revenues were 44.6% and 45.6% for the three and nine month periods ended March 31, 1998, respectively, compared with 47.3% and 46.3% for the comparable periods of the prior year. The decrease in gross margins reflects lower volumes as well as pricing pressures in the market for retail article protection equipment.

         Selling, general and administrative expenses, as a percentage of total revenues, was 30.7% and 33.3% for the third quarter and first nine months of fiscal 1998, respectively, as compared to 36.8% and 36.3% for the comparable periods in fiscal 1997. The decrease in expenses as a percentage of revenues for the third quarter of fiscal 1998 reflects the benefit from cost reduction efforts implemented as a result of the restructuring actions previously announced. The remaining decrease in expenses as a percentage of revenues for the first nine months of fiscal 1998 reflects the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

         Research, development and engineering expenses increased to 2.7% and 2.8% of revenue in the three and nine months ended March 31, 1998, respectively, as compared to 2.4% and 2.3% for the same periods in fiscal 1997. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product development in all product categories. New product development continues to be a high priority of the Company, and the Company expects fiscal 1998 spending levels for research, development and engineering to be approximately 20% higher than fiscal 1997 levels.

         Operating income for the three and nine months ended March 31, 1998 increased to $21.0, or 8.9% of revenues, and to $53.0, or 7.3% of revenues, respectively, versus $15.0, or 6.0% of revenues and $43.2, or 5.7% of revenues, respectively, for the comparable period of fiscal 1997.

         Interest Expense, Other Income and Taxes
         Net interest and other expenses of $10.9 and $32.6 for the third quarter and first nine months of fiscal 1998, respectively, reflected an increase of $4.0 and $8.9, respectively, over the comparable periods of fiscal 1997. This increase is primarily due to increased debt levels outstanding during the period.

         The benefit for income taxes for the first nine months of fiscal 1998, including the restructuring and net litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 32.0% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first nine months of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and net litigation charges recorded during fiscal 1998.

         The Company reported net income of $7.5, or $0.10 per share, and $14.1, or $0.19 per share, for the third quarter and first nine months of fiscal 1998, respectively, as compared to net income of $5.8, or $0.08 per share, and $14.0, or $0.19 per share, respectively, for the same periods of fiscal 1997, as a result of the factors discussed above. Including the restructuring, litigation charges and net estimated insurance recoveries, the Company reported a net loss of $47.5, or $0.64 per share, for the first nine months of fiscal 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended March 31, 1998, cash flow used in operating activities was $60.9 compared with cash used in operations for the nine month period ended March 31, 1997 of $5.2. The use of cash in the nine month period ended March 31, 1998 was primarily a result of cash payments related to the Company's restructuring programs and litigation settlement, along with increases in inventory, customer receivables and sales-type leases.

         The Company's investing activities used $35.2 of cash in the nine month period ended March 31, 1998, compared to $82.8 of cash used in the nine month period ended March 31, 1997. The investing activity in fiscal 1998 was principally due to capital expenditures of $18.5, increases in the Company's investment in revenue equipment of $17.5 and additional investments in acquisitions of $15.2; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the nine month period ended March 31, 1998, financing activities generated $90.8 of cash as compared to $34.9 in the nine month period ended March 31, 1997. Cash flows from financing activities were principally due to additional borrowings of approximately $89.3, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 45.9% at March 31, 1998 as compared to 40.4% at June 30, 1997.

         The Company uses the U.S. dollar as the reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely adjust the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Because of the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from results of operations and recorded in a separate component of consolidated stockholders' equity. The $5.5 increase in the cumulative translation adjustment for the nine months ended March 31, 1998 resulted primarily from the translation of the balance sheets denominated in French Francs, German Marks and Spanish Pesetas, reflecting the strengthening of the U.S. dollar relative to such currencies at March 31, 1998. The Company monitors its currency exposures but has decided not to hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         At March 31, 1998, the Company's primary source of liquidity consisted of cash and a committed line of credit totaling approximately $250.0, of which approximately $59.0 was utilized, and receivable financing agreements totaling approximately $270.0, of which approximately $159.7 was utilized. Use of the balances under such facilities is subject to compliance with certain covenants and, in the case of such receivable financing agreements, subject to the terms within such agreements.

         In early April 1998, the Company completed the issuance of $172.5 in liquidation preference of a new series of convertible preferred stock in a private placement transaction. The net proceeds of $166.6 from the issuance were applied to the balance outstanding under the Company's revolving credit line as well as to the remaining payable on the shareholder litigation settlement. As a result of the proceeds provided by the above mentioned issuance, the Company's entire $250.0 unsecured revolving credit facility is available as a future source of funds.

         The Company believes that the liquidity provided by future operations, existing cash and the financing arrangements described above are sufficient to meet the Company's future capital requirements.

         RESTRUCTURING AND SPECIAL CHARGES

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core operations and additional cost-reduction plans, which mainly include staff reductions within its European operations, as well as additional special charges principally for increases to the valuation allowances for accounts receivable and receivables financed with third parties. During the fourth quarter of fiscal 1997, the Company recognized $48.9 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $43.0 in restructuring charges during the first quarter of fiscal 1998, primarily for product rationalization and related equipment impairment charges, facility closures and severance costs.

         Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of approximately 30 locations, principally in the U.K. and U.S. As of March 31, 1998, all of these planned staff reductions are complete and approximately one-half of the locations have been eliminated, sub-leased or disposed of. Approximately $33.3 of these restructuring costs will result in cash outlays, of which $22.4 has been disbursed and partially offset by the proceeds from the sale of one such property.

         In fiscal 1997, the Company continued to reexamine its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997 which include the divestiture of non-core operations and workforce reductions, principally in its European operations. The principal non-core operation divested by the Company was its U.S. commercial/industrial direct sales and installation operation which was sold in September 1997. The Company elected to exit this operation due to market conflicts with its indirect sales channels and the need to focus on products related to the Company's strategy of total systems integration. In connection with its 1997 restructuring plan, the Company has planned for the reduction in workforce of approximately 1,200 positions, 600 of which relate to the divestiture of non-core operations and the remaining positions principally represent the termination of administrative personnel, primarily in Europe. As of March 31, 1998, approximately 700 positions have been eliminated. The total cash outlay related to this restructuring plan, net of proceeds from the divestiture of non-core operations, is estimated to be $30.0, of which $9.2 has been disbursed and partially offset by the proceeds received from the non-core operation divestitures, as of March 31, 1998.

         During the first nine months of fiscal 1998, the total restructuring reserve was reduced by approximately $16.5 as a result of cash and non-cash charges.

         All of the Company's restructuring activities are expected to be substantially complete prior to the end of calendar 1998, and the Company believes the provisions identified as required are adequate to cover the costs associated with these plans.

         YEAR 2000 ISSUE

         Until recently, many computer programs were written using two digits rather than four to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Company has addressed its date-sensitive software issues in connection with the implementation of its enterprise-wide management information system, which is Year 2000 compliant and, accordingly, is expected to eliminate any material Year 2000 Issues. The Company plans to complete the installation of its enterprise-wide management information system no later than December 31, 1999. The cost to the Company of making its software Year 2000 compliant has not been separately estimated as it was originally incorporated in the new software implementation project prior to the widespread recognition of the Year 2000 Issue. It is not anticipated that such conversion will have a material impact on the Company's financial statements. However, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control, and there can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings

         The Company entered into an agreement to settle the consolidated shareholder class actions filed during calendar 1995 and pending against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Florida. These actions, which challenged the Company's prior revenue recognition and other accounting practices in fiscal year 1995 and earlier, are described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 ("Form 10-K"). The settlement, which has been fully performed by the Company, provides, among other things, for the payment by the Company of $53.5 million. The settlement agreement was approved by the Court on February 27, 1998. The deadline for filing claims with the claims administrator was March 26, 1998.

         The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million and from one of its two excess insurance carriers, Reliance Insurance Company ("Reliance"), under a policy with a limit of $10.0 million. Pursuant to the Company's agreement with certain of its current and former directors and officers, certain of such insurance proceeds will be held in escrow for the benefit of such directors and officers to satisfy certain additional claims they may have under the policies, with any balance in such escrow account thereafter being paid over to the Company. The Company continues to be in litigation with the other such excess insurance carrier, Federal Insurance Company ("Federal"), with respect to a policy with a limit of $10.0 million. That litigation, which commenced by Federal in the United States District Court for the Southern District of Florida, seeking to avoid coverage under its policy, is also described in the Form 10-K and below.

         In the Gilford action described in the Form 10-K and referred to in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, previous settlement negotiations failed to resolve the matter and the plaintiff has moved for leave to amend the complaint again to add allegations relating to plaintiff's transactions in options on the Company's securities. The defendants have not yet responded to that motion but intend to vigorously defend against the claims made by the plaintiff.

         In the three derivative actions described in the Form 10-K, the Court has granted plaintiffs' motion which requested authority to serve and file an amended complaint in this action, and deemed the amended complaint served and filed. The amended complaint asserts, among other things, derivative claims for breach of fiduciary duty, misappropriation of confidential information, contribution, and indemnification, and incorporates developments since the earlier complaint was filed, including the settlement of the securities class action described above, as well as the investigation by the Securities and Exchange Commission (the "SEC") referred to below. The Company intends to defend vigorously against this action.

         The Company has entered into an agreement with the SEC resolving the investigation described in the Form 10-K. Without admitting or denying any wrongdoing, the Company agreed to an order of the SEC that it will not in the future violate Federal securities law provisions, among other things, governing the maintenance of books and records, governing periodic reporting and prohibiting fraud.

         There were no fines or other penalties imposed upon the Company. In addition, Ronald G. Assaf, the Company's non-executive Chairman of the Board and former Chief Executive Officer, without admitting or denying any wrongdoing, also entered into an agreement with the SEC in which he agreed to an order that, among other things, he will not in the future violate the Federal securities law provisions governing the maintenance of books and records and periodic reporting. The order resolved the matter insofar as it relates to him. Certain other former officers of the Company, without admitting or denying any wrongdoing, also entered into agreements with the SEC which resolved the matter as it relates to them.

         The action brought by Reliance, described in the Form 10-K, has been settled, with Reliance having paid, pursuant to that settlement, $10.0 million as described above in connection with the settlement of the shareholder class actions.

         In the action brought by Federal referred to above and described in the Form 10-K, the motion to dismiss made by the Company and the other defendants has been granted in part and denied in part, and plaintiffs have been granted leave to file an amendment complaint. The Company intends to vigorously defend against the claims made by this carrier and to pursue the recovery of insurance proceeds from it.

         In addition, reference is made to Item 3 of Part I of the Form 10-K and to Item 1 of Part II of each of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30 and December 31, 1997.

         Item 2.   Changes in Securities

         On April 13, 1998, the Company sold 6,000,000 Depositary Shares (aggregate liquidation preference of $150,000,000) each representing a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock, in a private placement transaction. Subsequent thereto, the over-allotment option with respect to the Depositary Shares was exercised and the Company sold an additional 900,000 Depositary Shares (aggregate liquidation preference of $22,500,000). Net proceeds to the Company amounted to approximately $166.6 million. Dividends on the 6 1/2% Convertible Preferred Stock will accumulate at a rate per annum equal to 6 1/2% of the liquidation preference thereof and are payable quarterly, on January 1, April 1, July 1 and October 1 of each year, commencing July 1, 1998, in cash or, at the option of the Company in shares of Common Stock of the Company. The Company's ability to pay cash dividends, purchase or redeem shares or make other payments or distributions is restricted by various covenants and conditions contained in certain of its financial agreements, and, it is likely that the Company would not be able to pay cash dividends on the Preferred Stock until after the preparation of its audited financial statements for fiscal 1999 at the earliest. The 6 1/2% Convertible Preferred Stock will be redeemable at the option of the Company at any time on or after April 4, 2001 at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on or after April 4, 2005.

         The Depositary Shares will be convertible at any time on or after July 13, 1998, at the option of the holder, into Common Stock of the Company at a conversion price of $19.52 per share of Common Stock, subject to certain adjustments.

         The Depositary Shares were issued and sold to the initial purchasers thereof pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). Each of the initial purchasers of the Depositary Shares advised the Company, among other things, that it would be offering and reselling the Depositary Shares only to qualified institutional buyers in reliance on Rule 144A under the Act and to a limited number of accredited investors, within the meaning of Rule 501 of the Act, and that no form of general solicitation has been or will be used by it in connection with the offer and sale of any of the Depositary Shares.

         Item 6.   Exhibits and Reports on Form 8-K

                       a)     Exhibits

                               4)   Certificate of Designations of Voting
                                    Power, Designation Preferences and Relative,
                                    Participating, Optional and Other Special
                                    Rights and Qualifications, Limitations and
                                    Restrictions of 61/2% Convertible Preferred
                                    Stock of the Company, filed with the
                                    Secretary of State of the State of Delaware on April 9, 1998.

                              10) Second Amendment dated as of February 20, 1998 to the Amended and Restated Multicurrency Revolving Credit Agreement, dated as of March 18, 1997, between the Company and BankBoston, N.A. and other lending institutions.

                              27)   Financial Data Schedule (for SEC use only).

                       b)     Reports on Form 8-K:

                                    There was a report on Form 8-K filed during the three - month period ended March 31, 1998. The report was filed on April 2, 1998, and related to the Company's plan to offer depositary shares and related preferred stock.

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


                                             Date: May 15, 1998