Form 10-K405
period 1998-06-30
SENSORMATIC ELECTRONICS CORP
filed 1998-09-28
CIK 88974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 1-10739

                      SENSORMATIC ELECTRONICS CORPORATION

             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                         34-1024665
            (State of Incorporation)                              (I.R.S. Employer
                                                               Identification Number)

                951 YAMATO ROAD                                      33431-0700
              BOCA RATON, FLORIDA                                    (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code:  561-989-7000
          Securities registered pursuant to Section 12(b) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                   Name of each exchange on which registered:
                            NEW YORK STOCK EXCHANGE
          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 22, 1998 was $594,940,184.

As of September 22, 1998, there were 74,367,523 shares of the common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Founded in 1966, Sensormatic is the leading designer, manufacturer and marketer of electronic security, sensing and tracking systems in the world. Sensormatic has a leading market share in its three major market segments: electronic article surveillance ("EAS") systems, closed circuit television ("CCTV") and video systems, and access control and asset management systems. The Company's EAS products include reuseable hard tags and disposable labels as well as detection and deactivation systems. Sensormatic's CCTV products include various types of micro-processor-controlled cameras and monitoring systems. The Company's access control and asset management systems provide intelligent tagging, tracking and access systems to monitor the movements of people and/or assets.

Sensormatic's installed base of customers (i.e. customers at which Sensormatic products are installed) includes a substantial majority of the top 100 retailers in the world, as well as more than half of the global Fortune 500 companies. The Company operates directly and through dealers and distributors in more than 90 countries and has the largest sales and service network in the industry, with more than 1,700 personnel directly serving retail customers and more than 600 independent dealers and distributors serving commercial/ industrial customers.

The Company operates in a single business segment. Certain information about the Company's operations by geographic area is contained in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this report.

The Company has its principal executive offices at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

STRATEGIC RESTRUCTURING AND OTHER STRATEGIES

The Company's rapid growth and success in the late 1980's and first half of the 1990's took Sensormatic from $100 million in revenues in fiscal 1987 to approximately $1 billion in fiscal 1998. These results were driven by internal growth as well as strategic acquisitions. This rapid growth caused the Company to outgrow its infrastructure and systems. As a result, in 1996 the management team, led by newly recruited senior management personnel, began implementing a long-term strategic restructuring plan to harness the Company's growth, rebuild and improve the infrastructure of the Company and restore stability to the Company's operations. The plan is centered around three main priorities: (i) expense and asset control, (ii) investments in processes and systems and (iii) quality, sustainable growth. The plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused on operational and organizational structures and systems, facilities utilization, product rationalization, quality improvements, inventory valuation and accounts receivable balances and related collection efforts. In fiscal 1996, as a result of the aforementioned initiatives, the Company recorded restructuring and special charges of $186.0 million, with an after-tax impact of $118.2 million. The fiscal 1996 pre-tax charges were $85.3 million for restructuring and $100.7 million for special charges. The estimated cash outlay as a result of such charges was $33.3 million. To date, the savings realized as a result of this plan have been partially offset by reinvestment in the Company's business, including costs associated with the addition of approximately 250 employees in strategic growth and key technical areas, the new enterprise-wide management information system and additional consultants, and by increased legal fees relating principally to then pending litigation and government investigations. These savings were also partially reflected as reductions in manufacturing costs which have helped to generally maintain gross profit margins in the face of intense price competition.

At the end of fiscal 1997, the Company recorded additional restructuring charges which included the divestiture of non-core businesses and additional cost-reduction plans, which mainly included staff reductions within its European operations. These restructuring actions resulted in total restructuring and special charges of $91.9 million with an after-tax impact of $64.7 million recorded in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. The pre-tax charges were $56.0 million for restructuring and $35.9 million for special charges. The Company's U.S. commercial/industrial direct sales and service business, which was sold in September 1997, constituted the largest non-core business divested. The Company elected to exit the commercial/industrial direct sales and service business due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial markets and thereby lower its distribution and installation costs while improving customer service. The special charges principally related to the allowances for accounts receivable, receivables financed with third parties, and other matters. In connection with this restructuring plan, the Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 relate to the divestiture of non-core businesses and the remaining positions principally represent the termination of administrative personnel. As of June 30, 1998, approximately 900 positions have been eliminated, including the positions associated with the divested business units. The estimated cash outlay as a result of such charges, net of expected proceeds from the divestiture of non-core businesses, was $30.0 million. As of June 30, 1998, $11.8 million had been disbursed, offset by $8.2 million of proceeds received from the sale of non-core businesses. Upon completion of these restructuring activities, the Company expects net annualized savings of approximately $50 million.

In connection with its restructuring plan, the Company embarked upon a long-term process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees, by establishing a culture of "continuous improvement" in all of the Company's business processes. Q(3) is a multi-year, enterprise-wide, effort in which the Company is reengineering operations in every function and business unit globally. In connection with Q(3), the Company initiated the implementation of a new enterprise-wide management information system and an extensive internal training program, both of which are expected to significantly enhance global operational efficiencies and improve customer service.

The Company is organized into four principal sales organizations: North America Retail, Europe Retail, International Retail (which principally consists of the Asia Pacific, the Middle East and the Latin America regions) and Commercial/Industrial Worldwide ("C/I Worldwide"). Product line management for the Company's electronic article surveillance products is performed by the EAS Division. The EAS product line management division services commercial/industrial and retail customers and sales organizations as well as coordinates engineering, marketing and quality control. The sales and product line management function for C/I Worldwide operates as a single business unit. The EAS division and C/I Worldwide are supported by a supply chain management organization with responsibility for purchasing, logistics and manufacturing.

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

The Company's strategy to expand internationally also has included the use of distribution arrangements with independent, local businesses in certain countries, and, in some cases, controlling interest ventures with local businesses, Brazil in particular. The Company has also acquired its distributors in certain countries, e.g., Colombia and Argentina. The Company presently markets its products directly in more than 25 countries throughout North America, Europe and certain Asia/Pacific and South American countries, and, in more than 65 other countries, the Company sells its products to distributors for resale or lease. The Company will continue to explore expanding into additional countries in the Middle East, Latin America, Asia, Africa and eastern Europe using distribution arrangements.

The Company has over the past several years expanded its commercial/industrial business through several strategic acquisitions, including Software House, Inc. ("Software House"), a designer and marketer of high-end access control systems; Robot Research, Inc. ("Robot Research"), a manufacturer and marketer of sophisticated CCTV display and transmission systems; and American Dynamics, a manufacturer of CCTV components, switchers and controllers. As a result of these acquisitions, the Company acquired additional product lines to complement its previously existing CCTV and access control products, together with well established dealer/distribution sales channels. These acquisitions have enabled the Company to integrate certain product lines thereby improving product compatibility and performance.

PRINCIPAL PRODUCTS AND SYSTEMS

Sensormatic's products and systems are focused in three general categories:

- EAS systems and devices, consisting of electronic detection units which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units, and benefit denial products. These systems and devices are most commonly used by retailers to help prevent shoplifting, reduce inventory shrinkage and enhance or improve merchandising of products.

- CCTV and video systems, consisting of computer controlled cameras integrated with sophisticated video switching, storage and transmission products which monitor activity throughout an establishment for operational safety and/or theft deterrence and detection purposes.

- Access control and asset management systems, which are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities to protect equipment and assets, as well as track products throughout the supply chain.

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

To satisfy many types of customers on a global basis, the Company offers every major EAS technology type available in addition to the Company's proprietary technologies. The following is a description of the principal EAS technologies, as well as the systems and products which incorporate such technologies, offered by the Company.

Ultra-Max(R) systems utilize a proprietary acousto-magnetic technology which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro-Max(R), Floor-Max(R), Euro-Max(TM), Sensor-Max, Mega-Max, MAX Checkout(TM), and Ultra-Post(TM). The versatility of Ultra-Max enables it to protect assets, merchandise, people, property and information for retailers and commercial/ industrial businesses. The success of Ultra-Max is attributable to its unique combination of features, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

For use in source tagging, the Company markets Ultra-Strip(TM) labels, which are used in conjunction with Ultra-Max systems and have the performance characteristics inherent in the acousto-magnetic technology. Ultra-Strip labels are the smallest EAS labels available with wide exit coverage performance and are offered in a standard and narrow width size. These labels have demonstrated superior pick rates, are compatible with a wide range of packaging materials and product substances, including foil and metal, are unaffected by moisture and are well suited for application in high-speed manufacturing processes.

SensorStrip(TM)Checkout (the latest generation of AisleKeeper(R)) systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems are designed to protect high-theft items in supermarkets and hypermarkets around the world as well as bookstores, libraries, health clubs, liquor stores and video stores. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus (formerly known as AisleKeeper and AisleKeeper II, respectively, in the U.S., and as Checkout Control and Checkout Control II, respectively, in Europe). The SensorStrip Checkout Plus is especially engineered to comply with the Americans with Disabilities Act as well as the European Disabilities Acts. The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by a device which can be fitted in the conveyor belt at a checkout station. Like Ultra-Max, Sensormatic's electromagnetic technology supports source tagging programs.

Microwave systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are widely used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits, such as concealed protection which allows for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels. Microwave systems are the most widely used technology with soft good retailers and the large base of Microwave system installations represents the largest potential for upgrade to Ultra-Max.

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

CCTV Systems
CCTV video surveillance systems are used by a wide-variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, and numerous other facilities. Sensormatic's CCTV systems can be used alone, integrated with other CCTV components or used in combination with EAS, Access Control and Asset Management systems. The following is a description of key CCTV products and systems offered by the Company.

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

Video switchers/controllers are used to switch cameras to view an object in response to an alarm or at an operator's command. The Company markets a full line of video switchers/controllers, ranging from systems which can support up to sixteen cameras to more complex systems which support more than 1,000 cameras. Video switchers/controllers are marketed under various brand names including high-end video switchers/ controllers such as the AD2050 (1,024 cameras/128 monitors) and AD2052 (512 cameras/32 monitors) used in large complex configurations and the more retail oriented family of products consisting of View Manager 8, View Manager 16 and View Manager(R) 96 ("VM96"), which when used with a Touch Tracker(R) keyboard, can control 8, 16, and 96 cameras, respectively. The VM96 is a PC-based switcher/controller which can be programmed to automatically pan, tilt and zoom cameras in response to an alarm or at an operator's command.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a single video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities and are marketed under the SensorLink(TM) PC or HyperScan(R) Ultra brand names. These video transmission systems are PC based and can be operated over standard telephone lines or the ISDN lines ("Integrated Services Digital Network"), allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls from remote locations. SensorLink PC and HyperScan(R) allow users to view up to sixteen cameras simultaneously.

Intelligent Digital Video systems search video recordings, and based on parameters set by the user, locate and playback preprogrammed alarm events, light level changes, or special types of motion normally associated with a security breach. Proprietary video tools provide image magnification and enhancement to further improve alarm event analysis and documentation. Intelligent digital video systems are marketed under the brand name Intellex(TM). A new Intellex unit introduced in 1997 won the Security Industry Association's 1997 "Judge's Choice" award of the Security Industry Association, an association of manufacturers and distributors of security systems and services. Candidates for the "Judge's Choice" award are judged on innovation, the value of the problems solved and needs addressed, ease of product installation and implementation, the number of product strengths and benefits and the value of such benefits.

Access Control and Asset Management Systems
Access control systems are designed to monitor, control and appropriately authorize passage (pedestrian, asset or vehicular) into and out of designated areas. In a typical access control system application, each individual is issued a badge and inserts or swipes the badge at a door reader to gain access to buildings, rooms, and other enclosures. The Company's access control systems offer a variety of features and benefits such as environmental security of people, assets and information, automatic data collection and report generation. Access Control systems can be integrated with CCTV, and alarm management systems, thus providing for additional security and protection.

The Company offers a full line of Access Control systems to address a wide range of customers and their requirements. Systems include the C-CURE 1 Plus Ultra, a high end integrated security system that monitors and controls entrances and exits with a fully embedded photo imaging system; C-CURE 800, a mid-range to high end integrated access control and security management system allowing manual control and viewing from display screens; and C-Cure 750, a small facility software application that manages access control and alarm monitoring. These systems range in capacities from two readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders.

Asset management systems are new and important initiatives within Sensormatic which utilize "smart" tags that combine the security benefits of conventional EAS tags with the intelligence capabilities of RFID technology -- i.e., "radio frequency identification". RFID chips provide a miniature database able to store variable data, such as warranty information, time, date, and location of sale or manufacture. Asset tracking systems will combine existing proprietary asset protection and access control applications with RFID tags and software to create a complete range of sensing and tracking solutions which can be used to protect and track assets in commercial/industrial and retail environments. Asset management, service, warranty, lease information, perpetual inventory management, and reverse logistics management are some of the applications to be provided by asset tracking systems.

The Company began test marketing its new C-Cure Trac system in fiscal 1998. C-Cure Trac combines the power and flexibility of the Company's C-Cure data base management and reporting system with RFID reader or sensors for the purpose of reading and tracking "smart" tags. These smart tags are RFID transporters that are attached to, or imbedded within, employee access control badges, high value assets, vehicles or other objects. The C-Cure Trac system can function in a stand alone mode, be combined within access control applications, function as a hands free access control system or be integrated into other security applications.

Consolidated reported revenues by principal products and systems for the years ended June 30, 1998, 1997 and 1996 are presented below. The reported amounts, for all principal products and systems, were negatively impacted by foreign currency fluctuations and divestitures. Eliminating the impact of foreign currency fluctuations and divestitures, total revenues increased 8% in fiscal 1998 and 3% in fiscal 1997.

            CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS
                              YEARS ENDED JUNE 30
                                ($ in millions)

                                                              1998(1)     1997      1996
                                                              -------   --------   ------
EAS(2)......................................................  $539.8    $  533.0   $542.2
CCTV........................................................   295.7       314.6    297.5
Access Control and Asset Management.........................    44.0        60.7     60.8
                                                              ------    --------   ------
          Subtotal..........................................   879.5       908.3    900.5
                                                              ------    --------   ------
Installation, Maintenance and Other.........................   107.4       117.4     94.1
                                                              ------    --------   ------
          Total.............................................  $986.9    $1,025.7   $994.6
                                                              ======    ========   ======

---------------

(1) Includes $11.4 in revenues related to the divested U.S. commercial/industrial direct sales and service business, as compared with approximately $80.0 in revenues in the prior years. This impacted CCTV and Access Control product lines. See Item 7, Management's Discussion and Analysis of Operations and Financial Condition.
(2) Increases in Ultra-Max revenue of 19% in fiscal 1998 and 27% in fiscal 1997, partially offset by declines in other EAS system revenues. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

MARKETS AND MARKETING STRATEGY

Markets
The Company principally markets its EAS products and systems directly to retailers. In many retail environments, the use of EAS systems has become a standard operating practice because these products and systems have proven to be a cost-effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs, and normally ranges from 1% to 5% of sales. EAS products and systems help improve a retailer's profitability not only by reducing inventory shrinkage, but also by allowing the use of open merchandising which increases product accessibility to customers.

EAS products and systems were first used by soft goods retailers to protect clothing. Due to technological advances, applications for hard goods merchandise (non-apparel merchandise) have become economical and effective. Hard goods and food retailers, such as supermarkets, hypermarkets, home improvement centers, drug, mass merchandise, optical, music, hardware, book, video, and entertainment stores have increasingly become users of EAS products and systems. The Company believes that it holds a significant market share of this worldwide EAS market. Retailers also make extensive use of CCTV products and systems to enhance security and the safety of their operations as well as access control systems.

Several of the newer EAS technologies used by retailers are used in commercial/industrial markets to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files and portable laboratory equipment and tools from loss by unauthorized removal. Other specialized applications include the protection of newborn infants in hospitals and patients in nursing homes and other long term care facilities.

Commercial/industrial installations of the Company's CCTV, access control and/or asset management products and systems range from small to medium size businesses to large domestic and international operations and businesses. The Company sells its commercial/industrial products and systems to end-user customers primarily through an indirect network of dealers and distributors. This network of dealers and distributors is global in scale and provides comprehensive coverage of the commercial/industrial market worldwide. The Company engages in various direct advertising and marketing activities to stimulate demand for its products and partners with the dealers and distributors to fulfill the needs of end-user customers.

The Company has a broad range of electronic security products and systems, and the Company's customers in general are increasingly receptive to the Company's ability to design, supply, install and service integrated security systems that combine the technologies of the Company's various products and systems. The Company supplies a substantial majority of the top 100 retailers in the world and more than half of the global Fortune 500 companies use its products.

Marketing Strategy
The Company's principal marketing strategies are as follows:

     1. Ultra-Max technology expansion

The Company's marketing and sales efforts are focused on offering choice to retailers recognizing that there are different technologies for different circumstances. Each technology has its advantages and disadvantages. While Ultra-Max is the newest and fastest growing technology with broad utilization, the Company's approach is to comply with the customer's choice.

     2. Recurring label sales

The sale of EAS systems and devices to hard goods retailers has been growing significantly in recent years and the Company believes that there is potential for continued growth. Hard goods merchandise is protected with labels which leave the store with the merchandise, representing a source of recurring revenues to the Company. Labels may be self-adhesive, stick-on labels which are attached to merchandise by the retailer or applied at the point of manufacture or distribution.

     3. Source tagging

The Company has formed relationships with manufacturers, packaging companies and a number of its retail customers around the world, from virtually all retail segments (including department stores, specialty apparel, discount, drug stores, hypermarkets, food, multi-media, home improvement and automotive parts stores), to apply EAS labels during manufacturing or packaging processes. Source tagging is intended to help retailers increase product sales and profitability through open merchandising and product exposure, reduce shrinkage, and reduce costs by eliminating the need for sales associates to apply security tags and labels to merchandise. Currently, nearly 800 vendors in the U.S. and approximately 1,800 worldwide participate in source tagging with the Company's EAS technologies. The Company estimates that in fiscal 1998, these suppliers provided U.S. and international retailers with more than 650 million source tagged items, which represents 24% of total Company EAS label sales. To facilitate source tagging, the Company has entered into technology licensing agreements with various label manufacturers. This licensing is intended to provide customers with multiple sources of EAS labels, and to increase the level of research and development resources directed to these technologies. Source tagging programs at the Company are expected to grow at a rapid pace in fiscal 1999.

The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased system sales.

     4. Licensing label production

The Company has entered into license agreements with leading label producing companies to manufacture the Company's Ultra-Strip labels. The Company believes its licensing programs will allow it to gain efficiencies in label manufacturing, distribution and application for source tagging that are expected to reduce the overall cost of source tagging programs to retailers and suppliers as well as reduce the Company's capital investment in label manufacturing. These programs are expected to result in a broader distribution of Ultra-Strip labels and, therefore, facilitate the growth of Ultra-Max technology, as well as allow Sensormatic to focus on systems and security solutions. Royalty fees to be paid to the Company based on sales generated by the licensees will provide recurring revenue to the Company.

     5. Commercial/Industrial market

Through the C/I Worldwide operations, the Company intends to further gain market share in the expanding commercial/industrial market. C/I Worldwide sales personnel will continue to build the breadth and quality in its network of dealers and distributors to sell and market the Company's broad portfolio of products. In addition, the Company plans to focus on improving levels of customer service and support to dealers and distributors. The foundation of the Company's C/I Worldwide strategy is to provide high value products that easily integrate to meet customer needs. It is the Company's objective to become the sought after provider of products and services for commercial/industrial customers.

SALES AND SERVICE ORGANIZATION

At June 30, 1998, the Company employed approximately 2,422 sales and customer engineering personnel worldwide to market and service its products directly to retail and commercial/industrial customers. In addition, the Company's products are marketed and serviced by a large network of sales and customer engineering personnel employed by dealers and distributors throughout the world. Sales and service personnel are directed from offices located throughout the U.S. and in more than 90 countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to the C/I Worldwide business unit and the Global Source Tagging Division, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. Similar specialized sales groups, concentrating on self-service stores and hypermarkets, have been formed in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. Approximately 400 personnel employed in the U.S. commercial/industrial direct sales and service business were transferred to the purchaser of such operations in September 1997. C/I Worldwide has retained a smaller sales force which will support dealers and distributors in promoting the Company's products and will engage in national marketing.

BACKLOG

As of June 30, 1998 and June 30, 1997, the Company had a backlog of orders of $53.5 million and $77.1 million, respectively. Backlog includes only expected revenues from firm orders which are expected to be installed or delivered within one year. The June 30, 1997 backlog included orders of $18.1 million for the U.S. commercial/industrial direct sales and installation business which was sold in September 1997. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

SEASONAL ASPECT OF THE BUSINESS

Although the business of the Company is not necessarily seasonal, it has been the Company's experience, with respect to its worldwide retail customers, that new orders and installations generally decrease during the

December through February period. The Company believes this is attributable to the preoccupation of retail store management with the holiday selling season and year-end inventory analysis during this period. Additionally, the traditional European vacation period during the months of July and August results in a general decline of new orders and installations during this period.

PATENTS AND RELATED RIGHTS

The Company owns or is the exclusive licensee of 246 active patents issued by the U.S. Patent and Trademark Office (as well as 489 corresponding foreign patents). These patents cover a variety of inventions and features, including the Company's acousto-magnetic (Ultra-Max), electromagnetic, microwave, swept-RF systems and CCTV systems. The Company has 96 patent applications pending in the U.S. for various other inventions relating to its products. Patents corresponding to many of the U.S. patents have been issued or are pending in various foreign countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

The Company does not make any representation as to the scope, validity or value of any patents which have been or may be issued or licensed to it or as to the possible infringement by its products on patents owned by others.

Although the Company's patent program is important, the Company believes that because of its technical knowledge and experience, the abilities of its established and experienced sales and service organization and its leadership position in the industry, it is not dependent upon patent protection to maintain its leadership in the electronic security industry.

SUPPLY CHAIN OPERATIONS AND DISTRIBUTION

The Company's major production facilities are located in Puerto Rico, Florida and Ireland. The Company also has a manufacturing facility in Brazil. Approximately two thirds of the Company's production takes place in its Puerto Rico facility, which accounts for approximately 70% of the manufacturing personnel. The Company's manufacturing operation in Cork, Ireland allows the Company to manufacture a wide range of products closer to its large European customer base.

The Company's strategy is to maintain critical manufacturing processes in-house and to form alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs and quality, while increasing responsiveness to the demands of the market which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products, and also manufacture certain component parts and label products to the Company's specifications. Certain magnetic materials used in the manufacture of Ultra-Max labels and tags are currently purchased from one or two suppliers. While there are potential alternative sources of supply of such materials, the loss or disruption of one or both of such existing suppliers could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company is seeking to develop alternative sources of supply for such materials. A core supplier base of approximately 100 major suppliers has been established worldwide to maintain a reliable flow of quality materials at the lowest possible cost.

The Company has improved, and expects to continue to improve, its production efficiencies and cost structures through new processes, increased automation and improved product designs. Such improvements, particularly to increase capacity and lower product costs of EAS products, have required additional capital investment for new production equipment.

The Company continues to pursue a consolidation strategy for its warehousing and distribution locations on a worldwide basis. This consolidation strategy leverages the use of third party logistics service providers, enabling the Company to capitalize on "best in class" logistics services and resources. These consolidation efforts commenced at the beginning of fiscal year 1998 and will continue through the upcoming fiscal year. The number of warehouses will be reduced significantly during this timeframe.

COMPETITION

The electronic security industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, CCTV, and access control systems. These alternatives include, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market EAS equipment to retail stores directly or through distributors, such as Sentry Technology Corporation in the U.S., Checkpoint Systems, Inc. in the U.S., Europe, Latin America and Asia and Esselte Meto and Nedap B.V. in Europe, all of which are principal competitors of the Company. With respect to CCTV system components and access control systems, there are numerous companies, including Philips, Panasonic and Pelco, that market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies in the sale of access control systems, including Cardkey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

The Company competes in marketing its systems and products principally on the basis of product performance, multiple technologies, service and price. Price competition has been especially intense in some market segments in recent years. There can be no assurance that other firms with greater financial and other resources may not enter into direct competition, or expand the scope of their existing competition, with the Company, nor that new technologies will not be developed and introduced into the market place, which could adversely affect the Company's business.

SALES REVENUE

Direct Sales and Sales-Type Leases
The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new products and systems. Additionally, the Company generates sales revenues by export sales of new products and systems to distributors in foreign countries and through the sale of selected new equipment to dealers and system integrators.

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Both types of obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment generally with terms of 60 months or greater. The Company believes that offering its customers flexible terms, including long-term financing, is an advantageous competitive marketing program. For each of the three fiscal years in the period ended June 30, 1998, no single customer accounted for 10% or more of the Company's consolidated revenues.

Rental and Installation, Maintenance and Other Revenues
The Company also leases systems under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Additionally, the Company generates revenues from the installation, service and maintenance of its systems.

WORKING CAPITAL ITEMS

The Company historically maintains a high level of accounts receivables and sales-type leases outstanding, measured as a percentage of revenues. This results, in part, from a key element of the Company's marketing strategy to increase market penetration by providing alternative financing options to its retail customers including deferred billing and long-term installment sales and lease terms, resulting in extended accounts receivable recovery periods. Additionally, the Company has experienced a historical pattern of delayed payments by certain retail customers and, accordingly, the Company's levels of receivables past due represent a relatively high percentage of total receivables. This strategy has given the Company a competitive marketing program and has helped the Company penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high gross profit margins and the financing programs the Company has put in place which allow the Company to sell its customer receivables and leases.

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

The Company has strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research, digital signal processing and certain application software development skills. Several of the Company's EAS systems depend on the use of magnetic materials. Software is another major element in the Company's new product designs and manufacturing processes. At June 30, 1998, the Company employed a staff of 202 engineering professionals, including 78 with Masters and Ph.D. degrees.

In fiscal 1998, 1997 and 1996, the Company incurred approximately $27.2 million, $24.5 million and $27.7 million, respectively, for research, development and engineering costs. The reduced level of spending in fiscal 1997 was the result of planned consolidations and product rationalizations. During fiscal 1999, the Company expects spending for research, development and engineering to be approximately 15% higher than in fiscal 1998.

GOVERNMENTAL REGULATION

The sale and use of the Company's products are subject to regulation by governmental authorities having jurisdiction over the sale and use of electronic and communication equipment (i.e., the U.S. Federal Communications Commission and like authorities in other countries) or health and safety standards (e.g., the U.S. Department of Health and Human Services). Such systems are in compliance with currently applicable requirements and standards under the regulations of government authorities in the U.S., in countries in which the Company markets such products directly or through its subsidiaries and in many other countries. In particular, EMF emissions from the Company's EAS systems are within the levels permitted by the current U.S. safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted in the U.S., the Company believes that the EMF levels generated by its EAS systems will remain within any such new safety standards which may be established. In addition, in view of the Company's high level of business activity in the EU, the Company actively participates in the development of evolving technical standards issued by CENELEC and ETSI. As of January 1, 1996 new standards were required to be met to apply the CE Mark to market products in the EU, and the Company certified its products to the CE Mark requirements. Meeting CE Mark requirements includes meeting standards established by CENELEC, ETSI and other standards-setting organizations. Such standard-setting organizations are continually considering the establishment of new standards and reconsidering existing standards, including health and safety standards. There can be no assurance that adverse changes or amendments to existing regulations or standards, or new adverse regulations or standards, will not be adopted, or that all products of the Company subject to regulations or standards will meet the requirements of all such regulations and standards in all countries in which the Company desires its products to be marketed.

The Federal Food and Drug Administration ("FDA") has been conducting studies into the effects of various devices such as airport metal detectors, store security systems and some cellular telephones on implantable medical devices. The Company is also aware of studies as to whether any hazards are posed to wearers of implantable medical devices by a number of devices, including EAS systems. While the Company believes there to be substantial evidence that no health hazard is posed by the interactions between the Company's

EAS systems and such medical devices, and has presented such evidence to the FDA, and offers such evidence to persons conducting such studies, there can be no assurance that one or more of such studies will not result in the publication of an adverse report, the recommendation of precautionary measures and/or the adoption of regulations which could adversely affect the Company. The Company is also aware of attempts by one of its competitors to generate adverse publicity regarding this issue. There can be no assurance that such attempts will not adversely affect the Company.

EMPLOYEES

As of June 30, 1998, the Company employed approximately 5,800 persons worldwide. The Company had announced plans to reduce its workforce by approximately 1,200 employees in connection with the divestment of non-core businesses and cost-reduction plans. As of June 30, 1998, the net work force reduction was more than 700 employees from June 30, 1997 levels pursuant to such plans, with a major portion of such reduction resulting from the sale of the U.S. commercial/industrial sales and installation business. The Company also uses temporary staff, particularly in manufacturing areas, to balance workload during peak periods.

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

Previously, the Company maintained its corporate headquarters, primary U.S. operations and research and development activities in Deerfield Beach, Florida, where the Company owned three buildings. During fiscal 1996 and 1997, the Company relocated its corporate headquarters, U.S. operations, research and development activities and U.S. repair center operations from its Deerfield Beach facilities to Boca Raton, Florida, where it currently owns two buildings. As of June 30, 1998, all of the Deerfield Beach facilities have been sold.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs. All such properties are fully utilized, except as discussed above.

ITEM 3.  LEGAL PROCEEDINGS

The following summarizes legal proceedings against the Company that were settled or terminated during the fourth quarter of fiscal 1998.

The action filed against the Company and certain of its current and former directors and officers, on or about July 3, 1996, in the United States District Court for the Northern District of Illinois, entitled Gilford Partners, L.P. v. Sensormatic Electronics Corp., et al., 96 Civ. 4072, was dismissed by the Court in July 1998. The dismissal was pursuant to defendant's previously filed motion to dismiss in light of the injunction against litigation entered by the United States District Court for the Southern District Court of Florida in connection with the settlement of the consolidated shareholder class action entitled Ehrenreich, et al. v. Sensormatic Electronics Corporation, et al. The settled actions had been filed against the Company and certain of its current and former directors and officers following announcements by the Company that earnings for the quarter and year ended June 30, 1995 would be substantially below expectations, that the scope of the Company's year-end audit for fiscal 1995 had been expanded and results for the third quarter of fiscal 1995 had been restated.

The Company has reached an agreement in principle for the settlement of the three derivative actions filed against certain directors and former directors of the Company in the Court of Chancery of the State of Delaware by Marion Lord and Norman Rabinstein, Harry Lewis, and Alan Freberg on or about September 7, September 13 and September 14, 1995. These actions arose out of alleged statements and omissions regarding, among other things, the Company's financial results and accounting practices for the fiscal period ended on June 30, 1995, and prior periods, that were also generally the subject of the Ehrenreich action referred to above. The settlement provides, among other things, for the payment of plaintiff's legal fees in an amount that would not be material. The agreement in principle is subject to final documentation and Court approval.

The complaint in the action entitled Wolf v. Ronald G. Assaf, et al., C.A. No. 15339, filed on November 13, 1996 against the Company and certain members of its Board of Directors in the Court of Chancery of the State of Delaware, challenging the adequacy of the disclosures in the Company's September 30, 1996 proxy statement, was dismissed by the Court in June 1998.

The action filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida, Miami Division by Reliance Insurance Company ("Reliance") in May 1997, Case No. 97-8364, was settled in April 1998. Reliance was an excess directors and officers liability insurance carrier of the Company for the period December 15, 1994 to December 15, 1995. Pursuant to the Reliance settlement, Reliance has paid $10.0 million in connection with, among other things, the settlement of the Ehrenreich shareholder class action and the derivative actions referred to above.

The Company has reached an agreement in principle to settle the action filed by Federal Insurance Company ("Federal"), the other excess directors and officers liability insurance carrier of the Company for the period December 15, 1994 to December 15, 1995, against the Company and certain of its current and former directors and officers in the United States District Court for the Southern District of Florida, Miami Division in July 1997, Case No. 97-8560. The agreement in principle, which is subject to final documentation, provides for the payment by Federal of $6.25 million in settlement of its insurance obligations in connection with, among other things, the settlements of the shareholder class actions and derivative action referred to above.

Pursuant to the Company's agreement with certain of its current and former directors and officers, certain of such insurance proceeds will be held in escrow for the benefit of such directors and officers to satisfy any claims they may have that were covered under such policies, with any balance in such escrow account thereafter being paid over to the Company.

The above actions were described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as updated by the Quarterly Reports on Form 10-Q for the quarters ended September 30 and December 31, 1997 and March 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 22, 1998 with respect to the executive officers of the Company.

                                          OFFICER
NAME                                AGE    SINCE                          POSITION
----                                ---   -------                         --------
Robert A. Vanourek................  56     1995     President and Chief Executive Officer
Kenneth W. Chmiel.................  54     1997     Senior Vice President of Supply Chain Operations
Olin S. Giles.....................  57     1985     Senior Vice President and Chief Technical Officer
Jerry T. Kendall..................  55     1993     Senior Vice President and President of North America
                                                      Retail Operations
Garrett E. Pierce.................  54     1996     Senior Vice President, Chief Administrative Officer
                                                    and Chief Financial Officer
Ronald F. Premuroso...............  44     1996     Senior Vice President and President of Europe Retail
                                                      Operations
Walter A. Engdahl.................  60     1992     Vice President -- Corporate Counsel and Secretary

The terms of office of each of the officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.

Robert A. Vanourek joined the Company as President and Chief Operating Officer in October 1995 and on August 12, 1996 became President and Chief Executive Officer. Prior to joining the Company, Mr. Vanourek was President and Chief Executive Officer of Recognition International, Inc. ("Recognition"), an international provider of document processing hardware, software and services. Prior to joining Recognition, he spent eight years at Pitney Bowes, including four years as Group Vice President. Prior to that, he had positions with Avery Dennison Corporation and Couroc Corporation.

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

Olin S. Giles was appointed Vice President of Engineering in May 1985, then served as Vice President of Operations from July 1987 to October 1988, when he was then re-appointed as Vice President of Engineering. In March 1996, Mr. Giles was appointed Senior Vice President and Chief Technical Officer of the Company. Prior to joining the Company, Mr. Giles served for over 20 years in a number of management positions with General Electric Company.

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

Garrett E. Pierce joined the Company as Senior Vice President and Chief Financial Officer in January 1996. He was named Chief Administrative Officer in July 1998. Prior to joining the Company, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a leading supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a leading provider of thin film equipment and material technology to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly-owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with Allied Signal.

Ronald F. Premuroso was the Managing Director of the Asia Pacific Operations from 1989 to 1992 and Vice President of the Asia Pacific Operations from 1992 to 1996. In 1996, Mr. Premuroso was appointed Vice President of International Retail Operations with responsibility to lead the retail business unit field sales, service and administrative organizations in Asia Pacific, the Middle East, Africa and Latin America. In July 1997, Mr. Premuroso was appointed Senior Vice President and President of the International Retail Operations. In April 1998, Mr. Premuroso was appointed Senior Vice President and President of Europe Retail Operations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. The following table sets forth for the periods indicated, the range of the high and low sales prices per common share:

                                                               HIGH       LOW
                                                              -------   -------
FISCAL 1998:
  First Quarter.............................................  $14  3/8   $12  3/8
  Second Quarter............................................   17         13  9/16
  Third Quarter.............................................   19  5/8    16  5/16
  Fourth Quarter............................................   16 15/16   12  9/16
FISCAL 1997:
  First Quarter.............................................  $19  3/4   $13  7/8
  Second Quarter............................................   21  1/8    12 11/16
  Third Quarter.............................................   18         14  1/2
  Fourth Quarter............................................   17  1/2    12  7/8

As of September 22, 1998, there were 4,344 shareholders of record of the Company's Common Stock.

The Company did not pay any dividends on the Common Stock during fiscal 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after the preparation of its audited financial statements for fiscal 1999, and, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal 2000 at the earliest. The Company intends to pay dividends on the Preferred Stock with shares of its Common Stock prior to the time it is able to pay such cash dividends. The Company did pay a quarterly cash dividend of $.055 per common share during fiscal 1997.

On April 13, 1998, 6,900,000 Depositary Shares were issued by the Company, each representing a one-tenth interest in a share of Preferred Stock (See Note 10 of Notes to Consolidated Financial Statements for further details). The aggregate gross proceeds of the April 13, 1998 Offering were $172.5 million, and the net proceeds thereof, after deduction of discounts and commissions of $0.75 per depositary share and estimated expenses of $650,000, were approximately $166.7 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, to fund the remaining balance due under the settlement of the shareholder class action (see Note 13 of Notes to Consolidated Financial Statements for additional information) and for working capital and general corporate purposes. The Company has filed a registration statement on Form S-3 with respect to the Depositary Shares, the Preferred Stock and Common Stock issuable.

Pursuant to the terms of the Preferred Stock, the Company also issued approximately 189,425 shares and will issue approximately 348,289 shares of common stock in payment of the dividends payable on July 1, 1998 and October 1, 1998, respectively. (Registration of these shares is not required because no additional consideration was paid therefor.) The resale of these shares will also be covered by the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY AND STATISTICAL
         INFORMATION

                            SELECTED FINANCIAL DATA
                    (in millions, except per share amounts)

                                               1998(1)       1997(1)       1996(1)       1995(5)      1994
                                               --------      --------      --------      --------   --------
YEAR ENDED
Total revenues...............................  $  986.9      $1,025.7      $  994.6      $  889.1   $  656.0
                                               ========      ========      ========      ========   ========
Operating income (loss)......................  $   32.8      $    2.1      $ (134.5)     $   97.9   $  104.8
                                               ========      ========      ========      ========   ========
(Loss) income from continuing operations.....  $  (37.1)     $  (21.4)     $  (97.7)     $   69.6   $   72.1
                                               ========      ========      ========      ========   ========
Net (loss) income............................  $  (37.1)     $  (21.4)     $  (97.7)     $   73.7   $   72.1
                                               ========      ========      ========      ========   ========
Basic (loss) earnings per common share:
  Continuing operations......................  $  (0.50)     $  (0.29)     $  (1.33)     $   0.98   $   1.20
                                               ========      ========      ========      ========   ========
Net (loss) income............................  $  (0.50)     $  (0.29)     $  (1.33)     $   1.04   $   1.20
                                               ========      ========      ========      ========   ========
Diluted (loss) earnings per common share:
  Continuing operations......................  $  (0.50)(2)  $  (0.29)(2)  $  (1.33)(2)  $   0.96   $   1.13
                                               ========      ========      ========      ========   ========
Net (loss) income............................  $  (0.50)(2)  $  (0.29)(2)  $  (1.33)(2)  $   1.02   $   1.13
                                               ========      ========      ========      ========   ========
Cash dividends per common share..............  $     --      $   0.22      $   0.22      $   0.22   $   0.21
                                               ========      ========      ========      ========   ========
AT YEAR-END
Total assets.................................  $1,802.4      $1,646.6      $1,621.3      $1,570.9   $1,155.5
                                               ========      ========      ========      ========   ========
Total debt...................................  $  548.7      $  523.3      $  516.5(4)   $  326.7   $  219.2
                                               ========      ========      ========      ========   ========
Total stockholders' equity...................  $  897.6(3)   $  772.9      $  831.7      $  952.7   $  727.7(4)
                                               ========      ========      ========      ========   ========

---------------

(1) Includes the following pre-tax charges:

                                                              1998    1997     1996
                                                              -----   -----   ------
Restructuring...............................................  $29.2   $26.8   $ 85.3
Special.....................................................   13.8    22.1    100.7
Litigation settlement, net..................................   45.7      --       --
                                                              -----   -----   ------
                                                              $88.7   $48.9   $186.0
                                                              =====   =====   ======

(2) Amounts are not adjusted as the effect is anti-dilutive.
(3) In fiscal 1998, the Company issued 6 1/2% Convertible Preferred Stock for net proceeds of $166.7.
(4) In fiscal 1996, the Company issued $350.0 Senior Notes (see Note 9 of Notes to Consolidated Financial Statements); in fiscal 1994, approximately $114.0 of the $114.2 issued of 7% convertible subordinated debentures at June 30, 1993, were converted to approximately 7.3 million shares of Common Stock.
(5) In fiscal 1995, the Company acquired Knogo Corporation's operations primarily in Europe and Australia.

           QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
                    (In millions, except per share amounts)

QUARTER ENDED                                         SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
-------------                                         -------------   ------------   ---------   --------
1998(1)(2)
  Total revenues....................................     $245.4          $243.7       $237.0      $260.8
  Operating income (loss)...........................     $(30.1)         $ 19.2       $ 20.9      $ 22.8
  Net income (loss).................................     $(65.9)         $  5.4       $ 13.0      $ 10.4
  Basic and diluted earnings (loss) per common
     share..........................................     $(0.89)         $ 0.07       $ 0.18      $ 0.14

QUARTER ENDED                                         SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
-------------                                         -------------   ------------   ---------   --------
1997(3)
  Total revenues....................................     $246.0          $256.6       $250.1      $273.0
  Operating income (loss)...........................     $ 10.9          $ 17.3       $ 15.0      $(41.1)
  Net income (loss).................................     $  2.1          $  6.1       $  5.8      $(35.4)
  Basic and diluted earnings (loss) per common
     share..........................................     $ 0.03          $ 0.08       $ 0.08      $(0.48)

---------------

(1) Includes pre-tax restructuring charges of $29.2 and special charges of $13.8, recorded in the first quarter. The restructuring charges were allocated to the geographic areas of North America & Other for $4.5 and Europe for $24.7. The special charges were allocated to the geographic areas of North America & Other for $7.1 and Europe for $6.7.
(2) Includes a pre-tax litigation settlement charge of $53.0 recorded in the first quarter, and a litigation insurance recovery of $7.3 recorded in the third quarter.
(3) Includes pre-tax restructuring charges of $26.8 and special charges of $22.1, recorded in the fourth quarter. The restructuring charges were allocated to the geographic areas of North America & Other for $23.9 and Europe for $2.9. The special charges were allocated to the geographic areas of North America & Other for $7.0 and Europe for $15.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW
Consolidated revenues decreased 4% to $986.9 million in fiscal 1998 versus $1,025.7 million in fiscal 1997, as compared to an increase of 3% in fiscal 1997 versus fiscal 1996. Reported revenues for fiscal 1998 declined due to the strengthening of the U.S. dollar against European and Asian currencies, along with the disposition of non-core businesses. Excluding these effects, fiscal 1998 revenues increased 8% on a comparable basis to fiscal 1997. By business unit comparable basis, fiscal 1998 revenues increased 14% in North America Retail, 2% in Europe Retail, 18% in International Retail and 5% in C/I Worldwide as compared with fiscal 1997.

Results of operations reflected operating income of $32.8 million in fiscal 1998 versus $2.1 million in fiscal 1997 and a loss from operations of $134.5 million in fiscal 1996. The Company reported a net loss of $37.1 million, or a per share loss of $.50, in fiscal 1998, versus a loss of $21.4 million, or a per share loss of $.29, in fiscal 1997 and a net loss of $97.7 million, or a per share loss of $1.33, in fiscal 1996. The Company's results for fiscal 1998, 1997 and 1996 include the effects of restructuring charges of $29.2, $26.8 and $85.3, respectively, special charges of $13.8, $22.1 and $100.7, respectively, and net litigation settlement charges in fiscal 1998 of $45.7, on a pre-tax basis. See "Restructuring, Special Charges and Net Litigation Settlement Charges" below and Notes 2 and 13 of Notes to the Consolidated Financial Statements for further discussion.

The following table presents earnings, both as reported and excluding restructuring, special charges and net litigation settlement charges, for fiscal 1998 as compared to fiscal 1997 and fiscal 1996 (in millions, except per share amounts):

                                                  1998                   1997                   1996
                                          --------------------   --------------------   --------------------
                                             AS      EXCLUDING      AS      EXCLUDING      AS      EXCLUDING
                                          REPORTED    CHARGES    REPORTED    CHARGES    REPORTED    CHARGES
                                          --------   ---------   --------   ---------   --------   ---------
Operating Income (Loss).................   $ 32.8     $ 75.8      $  2.1     $ 51.0     $(134.5)    $ 51.5
Net (Loss) Income.......................   $(37.1)    $ 24.6      $(21.4)    $ 13.2     $ (97.7)    $ 20.5
(Loss) Earnings Per Share...............   $ (.50)    $  .33      $ (.29)    $  .18     $ (1.33)    $  .28

RESTRUCTURING AND SPECIAL CHARGES, NET LITIGATION SETTLEMENT CHARGE AND OTHER STRATEGIES
Sensormatic has grown from a single technology, single market company to a global provider of multiple electronic security solutions with revenues of nearly $1 billion in fiscal 1998. This growth was attained principally through internally developed new products, various strategic acquisitions and increased market penetration in existing and new markets. The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the Company's growth in corporate infrastructure and systems. In addition, expenses and working capital requirements increased to unacceptable levels. Consequently, in fiscal 1996, the Company launched a strategic restructuring plan with the following objectives:
(i) expense reduction and asset control, (ii) improved processes and systems, and (iii) quality, sustainable growth.

The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. This review of the Company's global operations focused primarily on operational systems, organizational structures, facilities utilization, product rationalization, quality improvements, inventory levels and accounts receivable balances and related collection efforts. In fiscal 1996, as a result of the above initiatives, the Company recorded restructuring and special charges totaling $186.0 million with an after-tax impact of $118.2 million. This pre-tax charge included $85.3 of restructuring charges and $100.7 of special charges.

At the end of fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core businesses and additional cost-reduction plans, which mainly included staff reductions within its European operations, and special charges principally for increases to the valuation allowances for accounts receivable, receivables financed with third parties, and other matters. These recent actions resulted in total restructuring and special charges of $91.9 million with an after-tax impact of $64.7 million. In fiscal 1997, the Company recorded $48.9 million of these pre-tax charges and recorded the remaining $43.0 million in the first quarter of fiscal 1998. These pre-tax charges included $29.2 and $26.8 of restructuring charges and $13.8 and $22.1 of special charges for fiscal 1998 and 1997, respectively.

Restructuring Charges
As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization was to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. All planned terminations have been completed and more than one-half of the facilities have been eliminated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource other products.

The fiscal 1996, pre-tax restructuring charges were $85.3 million (of which $19.6 million was recorded in "costs of sales") and the related estimated cash outlay was $33.3 million. Upon completion of the restructuring activities, anticipated savings in operating expenses and manufacturing costs are estimated to be $44 million. To date, the savings realized as a result of this plan have been partially offset by reinvestment in the Company's business, including costs associated with the addition of approximately 250 employees in strategic growth and key technical areas, the new enterprise-wide management information system and additional consultants, and by increased legal fees relating principally to then-pending litigation and government investigations including the matters referred to under Legal Proceedings of Item 3. These savings were also partially reflected as reductions in manufacturing costs which have helped to generally maintain gross profit margins in the face of intense price competition.

In fiscal 1997, the Company continued to review its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997 which include the divestiture of non-core businesses and workforce reductions, principally in its European operations. The principal non-core business divested by the Company was its U.S. commercial/ industrial direct sales and installation business which was sold in September 1997. The Company elected to exit this commercial/industrial direct sales and installation activity due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial division. In connection with this restructuring plan, the Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 relate to the divestiture of non-core businesses and the remaining positions principally represent the termination of administrative personnel. As of June 30, 1998, approximately 900 positions had been eliminated, including the positions associated with the divested business units. The pre-tax restructuring charges related to this restructuring plan were $56.0 million of which $26.8 million (including $4.2 million recorded in "costs of sales") was recorded in the fourth quarter of fiscal 1997 and the remainder of $29.2 million was recorded in the first quarter of fiscal 1998. Total cash outlay related to this restructuring plan, net of expected proceeds from the divestiture of non-core businesses, was estimated to be $30 million. As of June 30, 1998, $11.8 million had been disbursed, offset by $8.2 million of proceeds received from the sale of non-core businesses. Upon completion of the planned restructuring activities, the Company expects annualized savings of approximately $50 million.

The most significant portion of the savings from restructuring (approximately 58% or approximately $53.8 million) was expected to result from involuntary employee terminations. In the fiscal 1996 charge the Company planned for involuntarily termination of 875 employees. Approximately 63% of these employees were in Europe. These terminations were completed as of March 31, 1997. In the fiscal 1998 charge, the Company planned for the involuntary termination of 600 employees (excluding an additional 600 employees that would leave the Company's employment upon the disposition of non-core businesses). Approximately 44% of these employees were in Europe. Worldwide, through June 30, 1998, 344 employees have been involuntarily terminated. Of the remaining employees, 150 are scheduled to be terminated by September 30, 1998, and the rest will be terminated shortly thereafter. The realized savings in the U.S. are consistent with those originally expected. In Europe, realized and expected savings from yet to be completed involuntary terminations of employees, are expected to produce the savings initially contemplated.

In general, the involuntary terminations of employees in Europe is a lengthy process because of the individual administrative process which needs to be followed in each country. In addition, as a result of successive changes in European management, implementation of the European restructuring plan has been delayed. While the speed of execution is slower than originally anticipated, no changes have been made to the original restructuring plan. The Company is proceeding with the remaining involuntary employee separations and location consolidations and expects these to be substantially completed by September 30, 1998 or shortly thereafter.

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

As a result of these reviews, the Company recorded a charge to operations of $100.7 million in fiscal 1996, which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $55.8 million related to receivables, $25.1 million related to inventories and revenue equipment, and $19.8 million related to employee separation, warranty and certain distributor/contract resolution costs.

In fiscal 1997 and 1998, the Company recorded additional special charges of $22.1 million and $13.8 million, respectively, which principally represent increases to valuation allowances for accounts receivable, receivables financed with third parties, inventory, employee separation and other matters.

Net Litigation Settlement Charge
In November 1997, the Company reached an agreement to settle a series of class action lawsuits filed during fiscal 1995. The class action stockholder lawsuit challenged the Company's prior revenue recognition practices in fiscal 1995 and earlier. The terms of the agreement provide for an approximately $53.5 million settlement payment. The Company recorded a net pre-tax charge of $53.0 million with an after-tax effect of $37.1 million in the first quarter of fiscal 1998. The Company also recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million, and has also been paid an amount equal to the policy limit of $10.0 million by one of its two excess directors and officers liability insurers pursuant to a settlement. The Company recorded a net pre-tax insurance recovery of $7.3 million with an after-tax effect of $5.6 million in the third quarter of fiscal 1998. In addition, subsequent to June 30, 1998, the Company has reached an agreement in principle, subject to final documentation, with its other excess insurance carrier providing for the payment by the carrier of $6.25 million in settlement of its insurance obligations in connection with, among other things, settlement of the above class action. Once the documentation is finalized, the Company will record the related insurance recovery.

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

RESULTS OF OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997

Except as otherwise indicated, the following discussion of operating results excludes the effects of the restructuring and special charges and the net litigation settlement charges recorded in fiscal 1998 and 1997, which were discussed above.

Revenues
Revenues for fiscal 1998 decreased 4%, or $38.8 million, over fiscal 1997. Fiscal 1998 results were negatively affected by the strengthening of the U.S. dollar against currencies in Europe and Asia and the related impact of foreign currency fluctuations, resulting in a reduction in revenues of approximately $38.4. Fiscal 1998 revenues also reflect the decline in revenues of certain non-core businesses, principally the U.S. commercial/ industrial direct sales and service business which was sold in September 1997. Excluding the effects of the strengthening of the U.S. dollar against currencies in Europe and Asia and the divestiture of non-core businesses, fiscal 1998 revenues increased approximately 8%.

Consolidated revenues for the EAS product lines remained relatively unchanged from fiscal 1997. However, Ultra-Max revenues increased 19% in fiscal 1998 as compared to fiscal 1997. Unit level volume for source tagging, which is based on Ultra-Max technology, increased by approximately 50% in fiscal 1998 as compared to fiscal 1997, resulting in sales of more than 650 million labels. The increase in Ultra-Max revenues was partially offset by declines in other EAS system revenues, principally the SensorStrip Checkout systems. Revenues from SensorStrip Checkout systems, principally sold in Europe, decreased 21% from fiscal 1997 where they were negatively affected by the strengthening of the U.S. dollar against most European currencies and market saturation in certain countries.

Overall CCTV revenues decreased 6% in fiscal 1998 as compared to fiscal 1997. A significant percentage of CCTV revenues and nearly all of Access Control revenues are generated by C/I Worldwide which was negatively impacted in fiscal 1998 by the decline in revenues partially due to the divestiture of a non-core business. Due to channel conflicts, the Company made a strategic decision to exit the commercial/industrial direct sales and service business in the U.S. and partner with its dealers and distributors to promote its products in the commercial/industrial markets and thereby lower its distribution and installation costs. The Company's U.S. commercial/industrial direct sales and service business, which had fiscal year 1997 revenues of approximately $80 million, was sold to Security Technologies Group, Inc. ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, the sale of which was consummated in October 1997. Installation and product revenues from the divested business unit were approximately $11.4 million in fiscal 1998.

North America Retail revenue for fiscal 1998 increased 11% versus fiscal 1997. EAS market penetration increased in the following market segments: music, discounters, mass merchants, automotive, office supply, home centers, video and shoes. Excluding the effect on revenues of a divested non-core business, North America Retail revenues increased 14% in fiscal 1998 as compared with fiscal 1997.

Europe Retail revenues decreased 7% in fiscal 1998 as compared to fiscal 1997. Excluding the effect of exchange due to foreign currency fluctuations, Europe Retail revenues increased 2% in fiscal 1998 as compared with fiscal 1997. The Company expects Europe Retail revenues to remain flat through fiscal 1999. The Company believes that Europe Retail's results during fiscal 1998 were negatively impacted by a shift from direct sales to indirect sales, a decrease in sales to low end users and increased competition.

International Retail revenues, which includes Latin America, Asia Pacific and the Middle East, increased 12% in fiscal 1998 as compared to fiscal 1997. The increase in International Retail was largely due to Latin America revenues which increased by 30% in fiscal 1998 as compared to fiscal 1997. Beginning in the second quarter of fiscal 1998, Asia Pacific revenue growth was negatively impacted by the Asian currency volatility. The Company expects this trend to continue into fiscal 1999. Excluding the effect of acquisitions and currency effects, International Retail revenues for fiscal 1998 increased 18% as compared to fiscal 1997.

Revenues generated by C/I Worldwide decreased by 24% in fiscal 1998 as compared to fiscal 1997. The decrease in revenues is principally due to the divestiture referred to above in September 1997 of the U.S. commercial/industrial direct sales and service business. Excluding the effect on revenues of this divested non-core business and foreign exchange, C/I Worldwide indirect revenues increased 5% in fiscal 1998 as compared to fiscal 1997.

Gross Margins and Operating Income
Before restructuring and special charges, gross margins were 45.1% for fiscal 1998 compared with 45.6% for fiscal 1997. The decrease in gross margin percentages reflect pricing pressures in some market segments for retail article protection equipment, partially offset by savings from cost reduction efforts.

Excluding restructuring and special charges, operating income for fiscal 1998 was $75.8 million or 7.7% of total revenue, versus $51.0 million or 5.0% of total revenue in fiscal 1997.

Selling, General and Administrative Expenses
Excluding special charges, total selling, general and administration expenses, as a percentage of total revenues, were 30.1% in fiscal 1998 versus 33.8% in fiscal 1997. The decrease in expenses as a percentage of revenue for fiscal 1998 reflects the benefit from cost reduction efforts resulting from the restructuring actions previously discussed. The remaining decrease in expenses as a percentage of revenues for fiscal 1998 reflects the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

Provision for Doubtful Accounts
Excluding special charges, provision for doubtful accounts, as a percentage of total revenues, was 2.4% and 2.6% in fiscal 1998 and 1997, respectively.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased to 2.8% of revenue in fiscal 1998 versus 2.4% in fiscal 1997. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product development in all product categories. New product development continues to be a high priority of the Company, and the Company expects fiscal 1999 spending levels for research, development and engineering to be approximately 15% higher than in fiscal 1998.

Other (Expenses) Income
Non-operating expenses, which include interest expense and interest income, increased from $32.4 million in fiscal 1997 to $41.2 million in fiscal 1998. The increase is principally due to an increase in interest expense due to higher average debt levels in fiscal 1998 as compared to fiscal 1997 as well as the Company's decision to substitute long-term fixed rate borrowings for short-term variable rate borrowings to insulate the Company from interest rate volatility. Fiscal 1997 non-operating expenses also included a gain of approximately $2.4 million as a result of the cancellation of certain foreign currency contracts. These forward contracts, which allowed the Company to sell British Pounds for a fixed U.S. dollar amount, were canceled as a result of the recapitalization of its U.K. affiliate.

Taxes
The Company's worldwide effective tax rate benefit for fiscal 1998 was 31.5% as compared to 29.4% in fiscal 1997. Both fiscal 1998 and 1997 rates include the effect of restructuring and special charges, along with the net litigation settlement charge for fiscal 1998. Excluding the effect of restructuring charges, special charges and the net litigation settlement charge, the Company's effective tax rate was 28.9% and 29.0%, respectively. The effective tax rate for continuing operations for fiscal 1999 is expected to be approximately 30.0%.

In August 1996, Congress repealed the favorable tax status in Puerto Rico which is being phased out over a ten year period for years beginning in 1996. The Company does not anticipate any material adverse effect on net income as a result of the new law through fiscal 2002; for years thereafter, the Company is evaluating the impact which is linked to the Company's further growth and investment in its Puerto Rico manufacturing facility.

Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", a deferred tax asset is recognized for deductible future temporary differences. A valuation allowance against this asset is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has evaluated its deferred tax assets. Management believes that future taxable income, more likely than not, will be sufficient to realize substantially all of these assets; however, there can be no assurance that this will be the case. In addition, the Company has identified tax planning strategies it would utilize to realize a substantial portion of the recorded deferred tax assets. A significant portion of these deferred tax assets relate to the future benefit of tax net operating loss and credit carryforwards. The Company has analyzed the use of the carryforwards on a country by country basis and recognized the related tax benefit where the carryforwards are expected to be utilized.

In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards to offset future taxable income because: (1) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (2) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs, which are not expected to recur; (3) management believes that restructuring of the Company's businesses will reduce their cost structures and that they will be profitable and will generate taxable income in the near term; (4) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize recorded deferred tax assets; and (5) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

See Note 8 of Notes to Consolidated Financial Statements for further discussion, including amounts of net operating losses by country and expiration dates.

RESULTS OF OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

Except as otherwise indicated, the following discussion of operating results excludes the effects of the restructuring and special charges recorded in fiscal 1997 and 1996, which were discussed above.

Revenues
Revenues for fiscal 1997 increased 3%, or $31.1 million, over fiscal 1996 as a result of increased revenue by North America Retail, International Retail and the Global Source Tagging Division. The revenue growth resulted principally from increased sales of Ultra-Max and CCTV systems and products. Ultra-Max revenues increased 27% from $240.2 million in fiscal 1996 to $304.5 million in fiscal 1997. CCTV revenues increased 6% from $297.5 million in fiscal 1996 to $314.6 million in fiscal 1997. Installation, maintenance and other revenue also increased 25% to $117.4 million in fiscal 1997 as compared to $94.1 million in fiscal 1996 as the Company's installed base has increased. Worldwide Access Control system revenues remained flat at $60.7 million in fiscal 1997 as compared to $60.8 million in fiscal 1996.

Consolidated revenues for the EAS product lines were down slightly from $542.2 million in fiscal 1996 to $533.0 million in fiscal 1997, a 2% decrease. As previously mentioned, Ultra-Max revenues increased 27% in fiscal 1997 as compared to fiscal 1996. This increase was offset by a decrease in other EAS system revenues, principally the radio frequency technology systems and SensorStrip Checkout systems. Radio frequency systems are being phased out in connection with the Company's strategy to upgrade users from the older EAS technologies to Ultra-Max technology. Revenues from SensorStrip Checkout systems, principally sold in Europe, were negatively impacted by a weak European economy, legislation that restricted the expansion of hypermarkets and increased competition.

Overall CCTV revenues increased 6%, in fiscal 1997 as compared to fiscal 1996. A significant percentage of CCTV revenues and nearly all of Access Control revenues are generated by C/I Worldwide which was negatively impacted in fiscal 1997 by market conflicts with its indirect sales channels, product shortages and late new product introductions. As a result of the channel conflict, the Company made a strategic decision to exit the commercial/industrial direct sales and service business in the U.S. and will partner with its dealers and distributors to promote its products in the commercial/industrial markets and thereby lower its distribution and installation costs. In September 1997, the Company completed the sale of its U.S. commercial/industrial direct sales and service business. Installation and product revenues from this business unit were approximately $80 million in fiscal 1997.

North America Retail revenue for fiscal 1997 increased 12% versus fiscal 1996. Fiscal 1996 North America Retail revenues were negatively impacted by product shortages as well as restructuring activities. This business unit entered fiscal 1997 with a significant backlog which at the end of fiscal 1997 was approximately one-half of its fiscal 1996 year-end backlog. Significant increases in revenues were noted in the soft goods and food divisions, with increases over prior year of 40% and 59%, respectively, as a result of greater penetration of the retail apparel and food markets along with improved technology solutions. North America Retail CCTV system revenues increased 20 % in fiscal 1997 as compared to fiscal 1996 as a result of increased sales to all market segments.

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

Gross Margins and Operating Income
Before restructuring and special charges, gross margins were 45.6% for fiscal 1997 compared with 44.8% for fiscal 1996. The increase in margins is due to the Company's overall cost reduction efforts and principally represents favorable purchase prices on materials used in the manufacturing process. The effect of these savings on gross margins has been offset by lower product pricing resulting from competition in certain segments of the EAS markets and higher costs associated with the transfer of more production to the Company's facility in Ireland to support operations in Europe. The Company has experienced pricing pressures from certain EAS retail customers.

Excluding restructuring and special charges, operating income for fiscal 1997 was $51.0 million or 5.0% of total revenue, versus $51.5 million or 5.2% of total revenue in fiscal 1996.

Selling, General and Administrative Expenses
Excluding special charges, total selling, general and administration expenses, as a percentage of total revenues, were 33.8% in fiscal 1997 versus 32.6% in fiscal 1996. In absolute dollars, selling expenses increased in fiscal 1997 versus fiscal 1996 due to higher commission expenses as a result of increased revenue. Operating expenses in the Company's European Retail business unit were higher than fiscal 1996 as a percentage of revenues due to a significant overhead structure. Accordingly, the Company has recently announced additional cost reduction programs to reduce overhead cost, principally in its European Retail business unit. These programs include the centralization of administrative services and workforce reductions. C/I Worldwide operating expenses as a percentage of revenue increased over fiscal 1996 levels. The divestiture of non-core businesses, including the exit of the systems integration business, are expected to decrease C/I Worldwide operating expenses as a percentage of revenues below fiscal 1997 levels. Fiscal 1997 corporate administrative expense levels were higher than in fiscal 1996 as a result of increased consulting fees paid in connection with the Company's process improvement programs. Legal expenses were comparable to fiscal 1996 levels but remain at higher than normal levels due to expenses incurred to defend against certain actions which have been brought against the Company and in connection with an investigation by the Securities and Exchange Commission.

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

Provision for Doubtful Accounts
Excluding special charges, provision for doubtful accounts, as a percentage of total revenues, was 2.6% in both fiscal 1997 and 1996.

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

Other (Expenses) Income
Non-operating expenses, which include interest expense and interest income, increased from $25.4 million in fiscal 1996 to $32.4 million in fiscal 1997. The increase is principally due to an increase in interest expense due to higher average debt levels in fiscal 1997 as compared to fiscal 1996 as well as the Company's decision to substitute long-term fixed rate borrowings for short-term variable rate borrowings to insulate the Company from interest rate volatility. In the third and fourth quarters of fiscal 1996, the Company issued $350 million Senior Notes, the proceeds of which were used to repay short-term U.S. and European bank borrowings and for general corporate purposes. Fiscal 1997 non-operating expenses also included a gain of approximately $2.4 million as a result of the cancellation of certain foreign currency contracts. The Company canceled certain forward contracts which allowed it to sell British Pounds for a fixed U.S. dollar amount as a result of the recapitalization of its U.K. affiliate.

Taxes
The Company's worldwide effective tax rate benefit for fiscal 1997 was 29.4% as compared to 38.9% in fiscal 1996. Both fiscal 1997 and 1996 rates include the effect of restructuring and special charges. Excluding the effect of restructuring and special charges, the Company's effective tax rate was 29% and 21.4%, respectively. The effective tax rate for continuing operations for fiscal 1998 is expected to be approximately 30%.

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

Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", a deferred tax asset is recognized for deductible future temporary differences. A valuation allowance against this asset is recognized if, based upon the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has evaluated its deferred tax assets. Management believes that future taxable income, more likely than not, will be sufficient to realize substantially all of these assets; however, there can be no assurance that this will be the case. In addition, the Company has identified tax planning strategies it would utilize to realize a substantial portion of the recorded deferred tax assets. A significant portion of these deferred tax assets relate to the future benefit of tax net operating loss and credit carryforwards. The Company has analyzed the use of the carryforwards on a country by country basis and recognized the related tax benefit where the carryforwards are expected to be utilized.

In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards to offset future taxable income because: (1) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (2) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs, which are not expected to recur; (3) management believes that restructuring of the Company's businesses will reduce their cost structures and that they will be profitable and will generate taxable income in the near term;
(4) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize recorded deferred tax assets; and
(5) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998, cash and cash equivalents increased $105.3 million primarily due to the issuance of Convertible Preferred Stock in early April, 1998. Cash flow used in operating activities was $34.9 million in fiscal 1998 compared with $2.1 million in fiscal 1997 and $34.3 million in fiscal 1996. The increase in cash used in operations in fiscal 1998 as compared to fiscal 1997 was primarily due to an increase in the net loss for the year, as a result of the settlement of shareholder litigation claims.

The Company historically maintains a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results, in part, from a key element of the Company's marketing strategy, which has been to provide alternative financing options to its retail customers, including deferred billing and long-term installment sales and lease terms, resulting in extended accounts receivable recovery periods. Additionally, the Company has experienced a historical pattern of delayed payments by certain retail customers and, accordingly, the Company's levels of receivables past due represent a relatively high percentage of total receivables. The Company's strategy has helped it penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high gross profit margins and the various accounts receivable securitization programs the Company has put in place which allow the Company to sell its customer receivables.

The terms of certain of the Company's principal receivable securitization programs provide for overcollateralization and accordingly the Company does not receive the full balance of the receivable until the customer receivable has been paid in full to financing institutions. The Company accounts for this overcollateralization as a "Receivable due from financing institution" which is included in "Other current assets" and "Patents and other assets -- net".

The Company aggressively pursues the sale and/or securitization of all its long-term customer receivables and a significant portion of its trade customer receivables. The Company believes the gross profit margin it receives on the sale of its products, combined with the interest income it receives on such receivables, are sufficient to cover the carrying cost of the long-term customer receivables which it is unable to securitize and the overcollateralization holdbacks.

The Company's investing activities used $53.9 million of cash in fiscal 1998, compared to $85.2 million in fiscal 1997. Additions to property, plant and equipment totaled $29.3 million, primarily including investments in manufacturing operations for new production equipment and additions to the Company's enterprise wide-management information system software. Additional investing activities also included increases in revenue equipment of $23.3, which represents equipment held under operating leases, and additional investments in acquisitions of $19.7 million relating to on-going payments for commitments relating to prior year acquisitions, all partially offset by the net proceeds received from the sale of the U.S. commercial/industrial direct sales and service business and the Deerfield Beach facility.

Fiscal 1998 financing activities generated cash of $194.1 million as compared with cash used of $4.7 million in fiscal 1997. The increase is principally due to proceeds received from the issuance of the new series of 6 1/2% Convertible Preferred Stock. The proceeds from the Convertible Preferred Stock were primarily used to repay the outstanding balance under the Company's revolving credit line, the payable associated with the shareholder litigation settlement, and working capital and general corporate purposes (See Notes 10 and 13 of Notes to Consolidated Financial Statements for further discussion).

The Company's percentage of total debt to total capital was 37.9% at June 30, 1998 as compared to 40.4% at June 30, 1997. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after the preparation of its audited financial statements for fiscal 1999, and it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay dividends on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends.

The Company anticipates continuing to provide vendor financing to its customers and aggressively pursues collection of all accounts receivable past due. The Company is closely monitoring inventory and overall working capital requirements and has implemented numerous programs that are expected to result in reduced working capital requirements.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of June 30, 1998, the Company has $548.7 million of total indebtedness outstanding. The Company's principal liquidity requirements are expected to be to provide working capital, finance customer equipment purchases, invest in revenue equipment and capital expenditures and meet debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the Senior Notes. At June 30, 1998, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, of which none was utilized and there was unused availability of $250.0 million, and (iv) receivable securitization facilities totaling $190.0 million, of which approximately $130.3 million was utilized as of June 30, 1998. The Company believes that cash on hand and cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future. During 1999, the Company plans to invest approximately $30.0 million in capital projects. The projects include investments in manufacturing operations for new production equipment and management information systems.

CURRENCY RISKS

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISKS AND DERIVATIVES

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

ACCOUNTING STANDARDS

In fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which are effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the previously required calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 with impact only to the Company's disclosure information.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company plans to adopt SFAS No. 132 in fiscal 1999 with impact only to the Company's disclosure information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends SFAS No. 52 "Foreign Currency Translation", and supersedes SFAS No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 "Disclosures about Fair Value of Financial Instruments", and No. 119 "Disclosure about Derivative Financial Instruments". The Company plans to adopt SFAS No. 133 in fiscal 2000 and is currently assessing the impact this statement will have on its consolidated financial statements.

YEAR 2000 ISSUE

In connection with the implementation of a new enterprise-wide management information system, commenced in fiscal 1996, the Company has implemented a Year 2000 program which is expected to ensure that the Company's computer systems and applications will function properly beyond 1999 in all material respects. There can be no assurance, however, that the Company's Year 2000 date conversion program will be successfully completed on a timely basis. The Company has not separately estimated the expenditures expected to address the Year 2000 issue, as such expenditures were originally incorporated in the planned expenditures (estimated at $20.0 million) for the new management information project prior to the widespread recognition of the Year 2000 issue.

To further address the Year 2000 issue, the Company developed a task force consisting of internal resources and a third party expert. A questionnaire was developed and sent to the Company's service providers and key suppliers to aid in assessing their Year 2000 readiness. The Company is in the process of accumulating and reviewing the information.

The Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

While the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner, there can be no assurance that the failure of the Company or of third parties with whom the Company transacts business to adequately address their respective Year 2000 issues will not have a material adverse affect on the Company's business, financial condition, cash flows and results of operations.

EURO CONVERSION

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For the three-year transition period, both the Euro and individual participant's currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended June 30, 1998, approximately 34.2% of the Company's revenues were derived from EMU countries.

The Company is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations. While the Company does not expect the Euro conversion will have a material impact on its operations, financial condition or liquidity, there can be no certainty that action plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Except for historical matters, the matters discussed in this Form 10-K are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among other possible factors, could cause actual results to differ materially from historical results or those anticipated: (1) changes in international operations, (2) exchange rate risk, (3) market conditions for the Company's products, (4) the Company's ability to provide innovative and cost-effective solutions, (5) development risks, (6) competition, and (7) changes in the economic climate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through its regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. The Company's policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

A discussion of the Company's accounting policies for Interest Rate Swap and Foreign Currency Forward Agreements is included in Notes 1 and 16 of Notes to Consolidated Financial Statements.

The Company manages market risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest and currency rate exposures to amounts that are not material to the Company's consolidated results of operations and cash flows. The Company also has procedures to monitor the impact of market risk on the fair value of its long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in interest and currency rates.

EXPOSURE TO SHORT-TERM INTEREST RATES

The Company utilizes primarily fixed-rate debt as described in Note 9 of Notes to Consolidated Financial Statements. The Company uses interest rate swaps agreements to further limit the Company's exposure to short-term interest rate movements relating to off balance sheet receivable financings.

At June 30, 1998 the Company's fixed rate long-term debt had a face value and carrying value of $485.0 million. The fair value of long-term debt at June 30, 1998 was $471.3 million. Based upon a hypothetical 10% increase in the period end market interest rate, the fair value of this liability would decrease by approximately $17.3 million.

At June 30, 1998 the notional amount of interest rate swaps totaled $131.1 million. The carrying value and fair value of the liability for these agreements were $.5 million and $.9 million, respectively. Based upon a hypothetical 10% increase in the period end market interest rate, the fair value of this liability would decrease by approximately $3.1 million.

These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

EXPOSURE TO EXCHANGE RATES

As a result of the sales of its products in foreign markets the Company's offshore operations are affected by fluctuations in the value of the U.S. dollars as compared to foreign currencies. Its offshore operations are in Europe, Asia and Latin America. Foreign currency forward contracts are used to hedge against the earnings effects of short-term fluctuation in significant foreign jurisdictions.

The Company uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Therefore, increases and decreases in the fair value of foreign currency forward agreements are offset by changes in the fair value of net underlying foreign currency transaction exposures. The Company's principal currency exposures relate to the French franc, the German deutsche mark and the British pound against the U.S. dollar. The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forwards.

At June 30, 1998 the Company has in place foreign currency forward contracts with a notional amount of $260.6 million. The carrying value and fair value of these contracts was a liability of $7.1 million and an asset of $.3 million at June 30, 1998, respectively. Based upon a 10% strengthening of the U.S. dollar compared to these foreign currencies, the estimated fair value of the asset would increase by $24.7 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also change the dollar value of the resulting sales and affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars.

The above discussion of the Company's procedures to monitor market risk and the estimated changes in fair value resulting from the Company's sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Financial Statements:
  Report of Independent Certified Public Accountants........   32
  Consolidated Balance Sheets at June 30, 1998 and 1997.....   33
  Consolidated Statements of Operations for the years ended
     June 30, 1998, 1997 and 1996...........................   34
  Consolidated Statements of Cash Flows for the years ended
     June 30, 1998, 1997 and 1996...........................   35
  Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1998, 1997 and 1996...............   36
  Notes to Consolidated Financial Statements................  37-54
Financial Statement Schedules:
  For the three years ended June 30, 1998:
     Schedule II -- Valuation and Qualifying Accounts.......   S-1

Consolidated Financial Statement schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors --
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheets of Sensormatic Electronics Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audit also included the financial statement schedule listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

West Palm Beach, Florida
August 13, 1998

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                    (In millions, except par value amounts)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  127.0   $   21.7
Customer receivables........................................     326.2      303.6
Inventories, net............................................     203.6      199.6
Current portion of deferred income taxes....................      36.2       42.9
Other current assets........................................      43.7       54.4
                                                              --------   --------
          TOTAL CURRENT ASSETS..............................     736.7      622.2
Customer receivables -- noncurrent..........................     132.5      138.5
Revenue equipment, less accumulated depreciation of $60.3 in
  1998 and $55.3 in 1997....................................      69.2       66.8
Property, plant and equipment, net..........................     137.2      145.5
Costs in excess of net assets acquired, less accumulated
  amortization of $74.4 in 1998 and $61.2 in 1997...........     465.5      482.7
Deferred income taxes.......................................     152.3      102.5
Patents and other assets, less accumulated amortization of
  $33.2 in 1998 and $24.5 in 1997...........................     109.0       88.4
                                                              --------   --------
TOTAL ASSETS................................................  $1,802.4   $1,646.6
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt.............................................  $   33.5   $   21.8
Accounts payable............................................      57.0       67.2
Other current liabilities and deferred income taxes.........     253.6      243.4
                                                              --------   --------
          TOTAL CURRENT LIABILITIES.........................     344.1      332.4
Long-term debt..............................................     515.2      501.5
Other noncurrent liabilities and deferred income taxes......      45.5       39.8
                                                              --------   --------
          TOTAL LIABILITIES.................................     904.8      873.7
Commitments and other matters (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized.....        --         --
  6 1/2% Convertible Preferred Stock, 0.7 shares
     outstanding............................................     166.7         --
Common stock, $.01 par value, 125.0 shares authorized, 74.4
  and 74.3 shares outstanding in 1998 and 1997,
  respectively..............................................     733.7      730.5
Retained earnings...........................................     103.9      143.7
Treasury stock at cost and other, 1.7 shares in 1998 and
  1997......................................................     (11.7)     (14.0)
Currency translation adjustments............................     (95.0)     (87.3)
                                                              --------   --------
          TOTAL STOCKHOLDERS' EQUITY........................     897.6      772.9
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,802.4   $1,646.6
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                    (In millions, except per share amounts)

                                                               1998      1997       1996
                                                              ------   --------   --------
Revenues:
Sales.......................................................  $831.9   $  853.0   $  850.8
Rentals.....................................................    47.6       55.3       49.7
Installation, maintenance and other.........................   107.4      117.4       94.1
                                                              ------   --------   --------
          Total revenues....................................   986.9    1,025.7      994.6
                                                              ------   --------   --------
Operating costs and expenses:
Costs of sales..............................................   525.8      543.6      579.8
Depreciation on revenue equipment...........................    18.6       20.8       20.3
Selling, general and administrative.........................   308.2      349.8      336.2
Provision for doubtful accounts.............................    23.4       42.8       82.3
Restructuring charges.......................................    29.2       22.6       65.7
Research, development and engineering.......................    27.2       24.5       27.7
Amortization of intangible assets...........................    21.7       19.5       17.1
                                                              ------   --------   --------
          Total operating costs and expenses................   954.1    1,023.6    1,129.1
                                                              ------   --------   --------
Operating income (loss).....................................    32.8        2.1     (134.5)
                                                              ------   --------   --------
Other (expenses) income:
Interest income.............................................    16.0       16.2       16.9
Interest expense............................................   (50.8)     (47.9)     (38.4)
Litigation settlement, net..................................   (45.7)        --         --
Other, net..................................................    (6.4)      (0.7)      (3.9)
                                                              ------   --------   --------
          Total other (expenses) income.....................   (86.9)     (32.4)     (25.4)
                                                              ------   --------   --------
Loss before income taxes....................................   (54.1)     (30.3)    (159.9)
Benefit for income taxes....................................   (17.0)      (8.9)     (62.2)
                                                              ------   --------   --------
Net loss....................................................  $(37.1)  $  (21.4)  $  (97.7)
                                                              ------   --------   --------
Basic and Diluted loss per common share:....................  $(0.50)  $  (0.29)  $  (1.33)
                                                              ======   ========   ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (In millions)

                                                               1998     1997     1996
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(37.1)  $(21.4)  $(97.7)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................    42.6     46.7     42.1
  Amortization..............................................    21.7     19.5     17.1
  Restructuring and special charges, net....................    22.2     40.9    174.6
Net changes in operating assets and liabilities, net of
  effects of acquisitions:
  Customer receivables, net.................................   (20.9)   (30.0)  (118.7)
  Inventories...............................................   (11.0)   (45.8)    43.0
  Current and deferred income taxes relating to
     restructuring, special and net litigation settlement
     charges................................................   (27.0)   (14.3)   (67.8)
  Accounts payable..........................................   (10.0)     8.4     (4.3)
  Other, net................................................   (15.4)    (6.1)   (22.6)
                                                              ------   ------   ------
          Net cash used in operating activities.............   (34.9)    (2.1)   (34.3)
                                                              ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (29.3)   (38.4)   (49.8)
  Increase in revenue equipment, net........................   (23.3)   (23.0)   (36.8)
  Acquisitions, net of cash.................................      --    (14.8)    (8.6)
  Additional investments in acquisitions....................   (19.7)   (16.4)   (14.9)
  Proceeds from sale of business............................     8.2       --       --
  Proceeds from sales and maturities of marketable
     securities.............................................      --      2.4     23.3
  Other, net................................................    10.2      5.0      9.0
                                                              ------   ------   ------
          Net cash used in investing activities.............   (53.9)   (85.2)   (77.8)
                                                              ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and other debt............................   442.4    105.5      1.3
  Repayments of bank borrowings and other debt..............  (416.1)   (96.0)  (160.2)
  Proceeds from issuance of Convertible Preferred Stock,
     net....................................................   166.7       --       --
  Proceeds from the issuance of Senior Notes, net...........      --       --    348.3
  Dividends paid............................................      --    (16.7)   (16.1)
  Proceeds from issuance of common stock under employee
     benefit plans and for acquisitions.....................     1.1      5.6      8.9
  Other, net................................................      --     (3.1)      --
                                                              ------   ------   ------
          Net cash provided by (used in) financing
            activities......................................   194.1     (4.7)   182.2
                                                              ------   ------   ------
Net increase (decrease) in cash and cash equivalents........   105.3    (92.0)    70.1
Cash and cash equivalents at beginning of year..............    21.7    113.7     43.6
                                                              ------   ------   ------
Cash and cash equivalents at end of year....................  $127.0   $ 21.7   $113.7
                                                              ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year.........................  $  9.2   $ 10.8   $ 10.3
  Interest paid during the year.............................  $ 49.5   $ 43.5   $ 30.4

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (In millions)

                                                                              TREASURY       CURRENCY
                                          PREFERRED   COMMON    RETAINED       STOCK        TRANSLATION
                                            STOCK      STOCK    EARNINGS     AND OTHER      ADJUSTMENTS   TOTAL
                                          ---------   -------   --------   --------------   -----------   ------
Balance at June 30, 1995................   $   --     $713.9     $295.6        $(13.2)        $(43.6)     $952.7
Stock issued pursuant to employee
  benefit plans.........................       --        9.9         --          (1.1)            --         8.8
Common stock cash dividends.............       --         --      (16.1)           --             --       (16.1)
Net loss................................       --         --      (97.7)           --             --       (97.7)
Other...................................       --         --         --           0.9          (16.9)      (16.0)
                                           ------     ------     ------        ------         ------      ------
Balance at June 30, 1996................       --      723.8      181.8         (13.4)         (60.5)      831.7
Stock issued pursuant to employee
  benefit plans.........................       --        6.7         --          (1.3)            --         5.4
Common stock cash dividends.............       --         --      (16.7)           --             --       (16.7)
Net loss................................       --         --      (21.4)           --             --       (21.4)
Other...................................       --         --         --           0.7          (26.8)      (26.1)
                                           ------     ------     ------        ------         ------      ------
Balance at June 30, 1997................       --      730.5      143.7         (14.0)         (87.3)      772.9
Stock issued pursuant to employee
  benefit plans.........................       --        1.7         --            --             --         1.7
Convertible Preferred Stock issued, net
  of issuance cost of $5.8..............    166.7         --         --            --             --       166.7
Preferred stock dividend................       --        2.4       (2.4)           --             --          --
Net loss................................       --         --      (37.1)           --             --       (37.1)
Other...................................       --       (0.9)      (0.3)          2.3           (7.7)       (6.6)
                                           ------     ------     ------        ------         ------      ------
Balance at June 30, 1998................   $166.7     $733.7     $103.9        $(11.7)        $(95.0)     $897.6
                                           ======     ======     ======        ======         ======      ======

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

The Company also leases equipment under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1998 aggregated $69.5 and are due as follows: 1999 -- $29.8; 2000 -- $21.4; 2001 -- $11.8; 2002 -- $4.7;
2003 -- $1.7 and thereafter -- $0.1.

Installation and service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

Research, development and engineering
In fiscal 1998, 1997 and 1996 "Research, development and engineering" included research and development expenses of $21.0, $19.0 and $21.4, respectively.

Accounting for currency translation and transactions
Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement creates translation adjustments that are

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflected in net income. Allocations for income taxes included in the translation adjustments account in stockholders' equity were not significant.

Interest rate swap and foreign currency forward agreements
The Company enters into interest rate swap agreements and foreign exchange forward contracts to manage exposure to fluctuations in interest and foreign currency exchange rates.

The cash differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense or interest income. Gains and losses realized upon the settlement of these agreements are deferred and either amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or recognized immediately if the underlying hedged instrument is settled and the swap agreement is terminated. Interest rate agreements are stated at cost, if any.

The Company principally uses foreign exchange forward contracts to hedge certain identifiable, foreign currency intercompany commitments and certain short-term intercompany advances. Gains and losses on the contracts which hedge anticipatory intercompany commitments are deferred and recorded in net income in the period in which the related transaction occurs. Gains and losses on the contracts which hedge intercompany advances are recorded as adjustments to net income because such advances are expected to be repaid in the foreseeable future. Forward contracts and options which hedge anticipatory intercompany commitments and intercompany advances are stated at cost (if any) and market value, respectively.

Cash flows related to interest rate agreements and foreign exchange forward and option contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Cost in Excess of Net Assets Acquired and Other Intangibles
Costs in excess of net assets acquired (goodwill) are amortized using the straight-line method over 20 to 40 years. Patents, stated at cost, are amortized using the straight-line method over 17 years.

Earnings per share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include stock options issued under employee benefit plans.

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

Impact of Recently Issued Accounting Standards
In fiscal 1998, the Company adopted SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure" which are effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in fiscal 1999 with impact only to the Company's disclosure information.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company plans to adopt SFAS No. 132 in fiscal 1999 with impact only to the Company's disclosure information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends SFAS No. 52 "Foreign Currency Translation", and supersedes SFAS No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 "Disclosures about Fair Value of Financial Instruments", and No. 119 "Disclosure about Derivative Financial Instruments". The Company plans to adopt SFAS No. 133 in fiscal 2000 and is currently assessing the impact this statement will have on its consolidated financial statements.

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RESTRUCTURING AND SPECIAL CHARGES

In fiscal 1996, the Company initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing efficiencies. This review focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. This review resulted in charges totaling $186.0, with an after-tax impact of approximately $118.2. This pretax charge included $85.3 of restructuring charges and $100.7 of special charges. The cash outlay related to these charges is estimated to be approximately $33.3.

The Company recorded additional restructuring and special charges in the fourth quarter of fiscal 1997 as a result of further cost-reduction actions, primarily workforce reductions in the Company's European operations, and the divestiture of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. As a result of these activities, the Company recorded restructuring and special charges totaling $48.9 pretax in the fourth quarter of fiscal 1997 and $43.0 pretax in the first quarter of fiscal 1998. These pretax charges included $29.2 and $26.8 of restructuring charges and $13.8 and $22.1 of special charges for fiscal 1998 and 1997, respectively. The total cash outlay related to these charges, net of expected proceeds from the divestment of non-core businesses, is estimated to be approximately $30.0, of which $11.8 has been disbursed and partially offset by the proceeds received from the non-core operation divestitures as of June 30, 1998.

Restructuring Charges
As a result of the review described above, in fiscal 1996 the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 1998, all planned terminations have been completed and more than one-half of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's 1997 and 1998 announced restructuring activities principally included workforce reductions in the Company's European operations and the divestment of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 would be eliminated in connection with the divestment of non-core businesses and the remaining positions principally represented the termination of administrative personnel.

An expanded summary of the restructuring charges are as follows:

                                                       1998(1)   1997(2)   1996(2)   TOTAL
                                                       -------   -------   -------   ------
Product rationalization, related equipment charges
  and other..........................................   $  --     $ 2.9     $45.3    $ 48.2
Closure of facilities and related costs..............     8.8       6.5      23.5      38.8
Employee termination and related costs...............    20.4        .5      16.5      37.4
Non-core business divestitures.......................      --      16.9        --      16.9
                                                        -----     -----     -----    ------
          Total......................................   $29.2     $26.8     $85.3    $141.3
                                                        =====     =====     =====    ======

---------------

(1) To conform with the current interpretation of Emerging Issue Task Force Abstracts ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", approximately $13.8 of the previously disclosed fiscal 1998 charge of $43.0 has been reclassified primarily to "Selling, General and Administrative" expenses.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) To conform with the current interpretation of EITF No. 96-9 "Classification of Inventory Markdowns and Other Costs Associated with a Restructuring", $4.2 and $19.6 in fiscal 1997 and 1996, respectively, of such amounts have been reclassified to "Costs of Sales".

The following table sets forth the details and the activity of the restructuring charge reserves for fiscal 1998:

                                           ACCRUAL                                      ACCRUAL
                                          BALANCE AT                  UTILIZATION      BALANCE AT
                                           JUNE 30,      1998      -----------------    JUNE 30,
                                             1997      ADDITIONS    CASH    NON-CASH      1998
                                          ----------   ---------   ------   --------   ----------
Product rationalization, related
  equipment charges and other...........    $ 4.4        $  --     $   --    $ (2.7)     $ 1.7
Closure of facilities and related
  costs.................................     12.2          8.8       (0.5)     (5.4)      15.1
Employee termination and related
  costs.................................      3.8         20.4      (13.7)       --       10.5
Non-core business divestitures..........     16.9           --        7.4      (5.5)      18.8
                                            -----        -----     ------    ------      -----
          Total.........................    $37.3        $29.2     $ (6.8)   $(13.6)     $46.1
                                            =====        =====     ======    ======      =====

The restructuring activity is expected to be substantially complete by September 30, 1998 or shortly thereafter and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

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

As a result of these reviews, in fiscal 1996 the Company recorded a charge to operations of $100.7 which primarily represented increases in the valuation allowances for doubtful accounts receivable and inventories. Of this amount, $55.8 related to receivables, $25.1 related to inventories and revenue equipment, and $19.8 related to other matters. The special charges are recorded in the fiscal 1996 Consolidated Statement of Operations as follows: $29.1 in costs of sales, $2.6 in depreciation on revenue equipment, $12.0 in selling, general and administrative expenses, $56.5 in provision for doubtful accounts and $0.5 in research, development and engineering expense.

In fiscal 1997 and 1998 the Company recorded additional special charges of $22.1 and $13.8, respectively, which principally represents increases to valuation allowances for accounts receivable, receivables financed with third parties, and other matters. The special charges are recorded in the fiscal 1997 and 1998 Consolidated Statement of Operations as follows: $2.5 and $3.0 in costs of sales, respectively, and $3.5 and $10.8 in selling, general and administrative expenses, respectively, and $16.1 in provision for doubtful accounts in fiscal 1997.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five years or greater) at June 30, 1998 and 1997 are summarized as follows:

                                                               1998     1997
                                                              ------   ------
Trade accounts receivable due in 1 year.....................  $303.9   $291.2
Allowance for doubtful accounts.............................   (33.2)   (39.6)
                                                              ------   ------
          Trade accounts receivable due in 1 year, net......  $270.7   $251.6
                                                              ======   ======
Deferred receivables........................................  $  4.9   $  7.3
Installment receivables.....................................    38.8     46.0
Allowance for doubtful accounts.............................    (5.6)    (7.8)
Unearned interest and maintenance...........................   (14.5)   (18.0)
                                                              ------   ------
          Total deferred and installment receivables, net...    23.6     27.5
Less: Amounts due in 1 year, net............................   (19.0)   (17.6)
                                                              ------   ------
          Total noncurrent deferred and installment
            receivables, net................................  $  4.6   $  9.9
                                                              ======   ======
Sales-type leases-minimum lease payments receivable.........  $225.1   $215.5
Allowance for uncollectible minimum lease payments..........   (20.3)   (16.4)
Unearned interest and maintenance...........................   (40.4)   (36.1)
                                                              ------   ------
          Total sales-type leases, net......................   164.4    163.0
Less: Amounts due in 1 year, net............................   (36.5)   (34.4)
                                                              ------   ------
          Total noncurrent sales-type leases, net...........  $127.9   $128.6
                                                              ======   ======
Total customer receivables..................................  $458.7   $442.1
Less: Amounts due in 1 year, net............................   326.2    303.6
                                                              ------   ------
          Total noncurrent customer receivables.............  $132.5   $138.5
                                                              ======   ======

Net receivables and sales-type lease receivables at June 30, 1998 are due as follows: 1999 -- $326.2; 2000 -- $42.3; 2001 -- $36.6; 2002 -- $27.5;
2003 -- $17.8 and $8.3 thereafter.

At June 30, 1998 and 1997, credit risk concentration for receivables (including those subject to recourse) due from supermarkets and specialty, department and discount store sectors of the U.S. retail market, aggregated $115.6 and $96.9, respectively. Assuming the obligors under these receivables were to fail to completely perform according to the terms of the receivables, at June 30, 1998, the Company estimates its aggregate exposure to loss in these customer groups to be $81.3. The estimate takes into consideration the related allowances for doubtful accounts and the estimated realizable value of the collateralized equipment securing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures and collection practices and its general policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed.

4. ACCOUNTS RECEIVABLE FINANCING

Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and accordingly, subsequent to the adoption of SFAS No. 125, only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as sales. All other transfers of receivables are treated as financing transactions. In conjunction with the adoption of SFAS No. 125, the Company entered into three new receivable financing agreements.

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

Prior to December 31, 1996, the Company's two U.S. factoring agreements met the requirements for sales treatment. The Company modified its principal U.S. factoring agreement to continue to qualify for sales treatment under SFAS No. 125 and subsequently cancelled the second agreement. Under the Company's U.S. factoring agreement, certain pre-approved U.S. accounts receivables are assigned to the financial institution without customer non-payment recourse. The financing institution advances, in anticipation of customer collections, to the Company at fluctuating interest rates of 45 basis points in excess of the May 31, 1998 and 1997 LIBOR.

During fiscal 1998, the Company sold approximately $395.4 under all of the above facilities. A portion of the sale of receivables is reflected in the financial statements, primarily in other noncurrent assets, and such amounts of approximately $34.5 are recorded at fair market value based on management's assessment of realization and the expected timing of cash flows. Cash proceeds from the sale of receivables under these facilities are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company is retained as servicer of the receivables sold under all of the above agreements except for its remaining U.S. factoring agreements. Estimating the fair value of the servicing asset or liability was not considered practicable and accordingly, a servicing asset or liability has not been recognized.

The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $128.7 at June 30, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold, as deemed necessary, and are included in accrued liabilities.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES

Inventories are summarized as follows:

                                                               1998     1997
                                                              ------   ------
Finished goods..............................................  $165.4   $145.0
Parts.......................................................    56.3     58.8
Work-in-process.............................................    14.7     24.9
                                                              ------   ------
                                                               236.4    228.7
Less allowance for inventory losses.........................   (32.8)   (29.1)
                                                              ------   ------
          Total inventories, net............................  $203.6   $199.6
                                                              ======   ======

Refer to Note 2 for discussion of restructuring and special charges related to inventories.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                               1998     1997
                                                              ------   ------
Machinery and equipment.....................................  $148.4   $139.2
Buildings and improvements..................................    52.0     60.3
Leasehold improvements and furniture and fixtures...........    33.3     31.5
Land........................................................    11.9     16.8
                                                              ------   ------
                                                               245.6    247.8
Less accumulated depreciation and amortization..............  (108.4)  (102.3)
                                                              ------   ------
          Total property, plant and equipment, net..........  $137.2   $145.5
                                                              ======   ======

Refer to Note 2 for discussion of restructuring charges related to property, plant and equipment.

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 1998 aggregated $42.6 and are due as follows: 1999 -- $16.2; 2000 -- $8.6; 2001 -- $5.1;
2002 -- $2.9; 2003 -- $2.6 and $7.2 thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows:
1998 -- $9.2; 1997 -- $13.8 and 1996 -- $18.9.

7. EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share" and various other authoritative pronouncements regarding earnings per share ("EPS"). SFAS No. 128 became effective for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 effective December 31, 1997.

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                            1998      1997      1996
                                                           ------    ------    ------
Numerator:
  Net Income.............................................  $(37.1)   $(21.4)   $(97.7)
                                                           ======    ======    ======
Denominator:
  Basic EPS -- weighted average shares...................    74.2      74.0      73.6
  Dilutive effect: Stock options.........................     0.3       0.2       0.5
                                                           ------    ------    ------
  Diluted EPS -- weighted average shares.................    74.5      74.2      74.1
                                                           ======    ======    ======
  Basic earnings per share...............................  $(0.50)   $(0.29)   $(1.33)
                                                           ======    ======    ======
  Diluted earnings per share.............................      --(a)     --(a)     --(a)
                                                           ======    ======    ======

---------------

(a) Excluded as result is anti-dilutive.

8. INCOME TAXES

Sensormatic applies SFAS No. 109 "Accounting for Income Taxes" which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.

The income tax (benefits) provisions on (loss) income from continuing operations are as follows:

                                                               1998     1997     1996
                                                              ------   ------   ------
U.S. Federal income taxes:
  Current...................................................  $  1.6   $  6.0   $  4.8
  Deferred..................................................   (22.9)   (21.9)   (27.3)
Foreign income taxes:
  Current...................................................    15.2     13.1      3.6
  Deferred..................................................    (6.0)    (4.7)   (36.0)
State and other.............................................    (4.9)    (1.4)    (7.3)
                                                              ------   ------   ------
          Total.............................................  $(17.0)  $ (8.9)  $(62.2)
                                                              ======   ======   ======

The 1998, 1997 and 1996 deferred provisions include a tax benefit of $15.9, $14.2 and $59.2, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                               1998     1997     1996
                                                              ------   ------   -------
United States...............................................  $(58.6)  $(35.5)  $ (74.3)
Foreign.....................................................     4.5      5.2     (85.6)
                                                              ------   ------   -------
          Total.............................................  $(54.1)  $(30.3)  $(159.9)
                                                              ======   ======   =======

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Federal tax rate reconciles to the effective tax rate for continuing operations as follows:

                                                               1998    1997    1996
                                                               -----   -----   -----
U.S. Federal tax rate.......................................   (35.0)% (35.0)% (35.0)%
Benefits due to tax exempt earnings and investment income of
  the Puerto Rico operations................................   (11.9)  (19.2)   (3.1)
Amortization of costs in excess of net assets acquired......     6.0    14.4     2.4
International tax rate differentials, net of foreign tax
  credits...................................................    11.2    (3.2)    0.9
Tax benefit of foreign sales corporation....................    (2.4)   (4.4)   (0.3)
State income tax effect, net of Federal benefit.............    (5.9)   (3.1)   (3.0)
Adjustment of prior years' accruals.........................     4.4      --      --
Valuation allowance.........................................     2.0    18.0    (2.5)
Other.......................................................     0.1     3.5     1.7
                                                               -----   -----   -----
                                                               (31.5)% (29.0)% (38.9)%
                                                               =====   =====   =====

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

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging from none to 10% depending on the fiscal year earned. At June 30, 1998, approximately $162.9 of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 1998 and 1997, are as follows:

                                                             1998                   1997
                                                     --------------------   --------------------
                                                     ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                     ------   -----------   ------   -----------
Property, plant and equipment......................  $ 38.7      $ 1.4      $ 27.2      $ 0.4
Reserves and allowances............................    23.7       (1.0)       42.1       (1.4)
Sales-type leases..................................   (66.7)       6.9       (82.9)       7.0
Undistributed earnings of German subsidiary........    (3.2)        --        (0.4)        --
Prepaid royalties..................................      --         --          --         --
Deemed sales revenues from Puerto Rico
  operations.......................................    44.2         --        30.5         --
Restructuring and special charges..................    13.6        2.8        19.6         --
NOL and tax credit carryforwards...................   166.1       (0.6)      144.7       (1.8)
Valuation allowance................................   (19.7)        --       (25.3)       0.3
Other..............................................    (8.2)       0.6       (10.1)       1.3
                                                     ------      -----      ------      -----
          Total deferred income taxes..............  $188.5      $10.1      $145.4      $ 5.8
                                                     ======      =====      ======      =====

Because deferred tax assets and liabilities are netted by jurisdiction, the above disclosure reflects the asset and liability characterization based upon the netting as reflected in the Consolidated Balance Sheets.

SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available evidence both positive and negative. Management has determined that a $19.7 valuation allowance at June 30, 1998 is necessary. The decrease in the valuation allowance for the years ended June 30, 1998 and 1997 was $5.6 and $2.8, respectively. The decrease in the 1998 deferred tax asset related to disallowed loss carryforwards. The related valuation allowance was reduced by an equal amount.

A significant portion of the deferred tax assets recognized relate to net operating loss and credit carryforwards. Because the Company operates in multiple off shore jurisdictions, it considered the need for a valuation allowance on a country by country basis taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards in the future because: (1) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (2) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs; (3) management believes that the restructuring of the Company's businesses will reduce their cost structures and that the Company will be profitable and will generate taxable income in the near term; (4) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize a substantial portion of the recorded deferred tax assets; and (5) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

Net operating losses exist as follows:

- Losses expiring in fiscal 1998 -- 2000: France $1.1, Norway $0.2

- Losses expiring in fiscal 2001 -- 2005: France $12.9, Italy $9.3, Norway $1.6, Other $10.6, United States $5.8

- Losses expiring in fiscal 2006 -- 2010: Norway $6.7, United States $45.6

- Losses expiring after fiscal 2010: United States losses of $60.0, $31.7 and $51.3 expiring in fiscal 2011, 2012 and 2013, respectively

- Losses with indefinite life: Belgium $31.4, France $10.0, Germany $23.7, Sweden $12.0, U.K. $67.7, Other $10.5

- Foreign tax credits expiring in fiscal 2000 through 2002 are $0.8.

9. DEBT

Debt is summarized as follows :

                                                               1998     1997
                                                              ------   ------
8.04% Senior Notes due March, 2006..........................  $230.0   $230.0
7.21% Senior Notes due March, 2000..........................    70.0     70.0
7.34% Senior Notes due March, 2001..........................    50.0     50.0
8.21% Senior Notes due January, 2003........................   135.0    135.0
Unsecured revolving credit note payable, at 5.97% to
  8.50%.....................................................      --     10.0
Other debt, at 2.88% to 11.0%, net of unamortized interest
  of $3.5 and $4.4 at 1998 and 1997, respectively...........    63.7     28.3
                                                              ------   ------
          Total debt........................................   548.7    523.3
                                                              ------   ------
Less: Amounts payable in 1 year.............................   (33.5)   (21.8)
                                                              ------   ------
          Total noncurrent debt.............................  $515.2   $501.5
                                                              ======   ======

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a committed line of credit agreement expiring in December 1999 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company of up to $250.0 of which none was utilized as of June 30, 1998. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 0.375% and are subject to an annual facility fee of 0.225% of the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions of which $15.3 was utilized at June 30, 1998. Borrowings under these agreements bear interest at rates from 2.88% to 11.00%.

Under the terms of the Company's principal borrowing and financing agreements, the Company is required, among other things to maintain a minimum interest coverage ratio, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and the payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 1998 and 1997.

10. CONVERTIBLE PREFERRED STOCK

In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5, or $166.7 net of commissions, discounts and other estimated expenses. Each Depositary Share represents a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share of preferred stock. Dividends on the Preferred Stock will accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of Preferred Stock and will be payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing July 1, 1998. The Company issued approximately 189,425 and 348,289 shares of Common Stock which are not currently registered, in payment of the dividends payable on July 1, 1998 and October 1, 1998, respectively. Dividends are payable in cash or, at the option of the Company, in shares of Common Stock of the Company or a combination thereof. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after the preparation of its audited financial statements for fiscal 1999, and, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay dividends on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay cash dividends. The Depositary Shares are convertible, subject to prior redemption, at any time after July 13, 1998, at the option of the holder thereof into shares of Common Stock at a conversion price of $19.52 per share of Common Stock, subject to certain adjustments. The Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at any time on or after April 4, 2001, at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on April 4, 2005. The Preferred Stock ranks junior in right of payment to all indebtedness and other liabilities of the Company.

11. STOCK OPTION PLANS

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to Common Stock.

Information for all such plans is summarized for fiscal 1998, 1997 and 1996 as follows (in millions, except for price per option amounts):

                                                          1998        1997        1996
                                                        ---------   ---------   ---------
Options outstanding at beginning of year..............        7.3         6.6         4.6
Granted...............................................        1.9         1.0         2.3
Exercised.............................................         --        (0.1)       (0.2)
Canceled..............................................       (1.1)       (0.2)       (0.1)
                                                        ---------   ---------   ---------
Options outstanding at end of year....................        8.1         7.3         6.6
                                                        =========   =========   =========
Average price of options exercised....................  $   10.29   $   15.24   $   13.72
                                                        $ 7.42 to   $ 7.42 to   $ 5.87 to
Exercise prices of options outstanding at end of
  year................................................  $   36.38   $   36.38   $   36.38
Average exercise price of options outstanding at end
  of year.............................................  $   19.48   $   21.73   $   22.22
Exercisable options at end of year....................        3.9         2.8         2.8
Options available for future grants at end of year....        1.0         1.7         0.8

At both June 30, 1998 and 1997, 9.2 million shares of Common Stock were reserved for issuance of which 9.1 million and 9.0 million, respectively, were reserved for the exercise of stock options.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below.

                                                               1998     1997     1996
                                                              ------   ------   ------
Net loss:
  As reported...............................................  $(37.1)  $(21.4)  $(97.7)
  Pro forma.................................................  $(43.7)  $(26.0)  $(99.6)
Basic loss per common share:
  As reported...............................................  $(0.50)  $(0.29)  $(1.33)
  Pro forma.................................................  $(0.59)  $(0.35)  $(1.35)

These pro forma amounts may not be indicative of future pro forma income and earnings per share.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1998, 1997 and 1996:

                                                              1998    1997    1996
                                                              -----   -----   -----
Dividend yields.............................................     --    1.17%   1.16%
Expected volatility.........................................   .361    .398    .389
Risk-free interest rates....................................   5.83%   6.26%   5.78%
Expected life (in years)(1).................................      5       5       5

---------------

(1) With the exception of employee stock purchase plan grants with an expected life of 1 year.

Based upon the above assumptions, the weighted-average fair value of options granted during 1998, 1997 and 1996 was $5.64, $7.75 and $7.38, respectively.

12. DEFINED CONTRIBUTION PLANS

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

The Company charged to operations $7.1, $5.7 and $4.4 in fiscal 1998, 1997, 1996, respectively, related to the plans described under this section.

13. COMMITMENTS AND OTHER MATTERS

Contingent royalty payments
In connection with certain acquisitions, the Company pays royalties (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and amortized over the remaining amortization period. Royalty payments in fiscal 1998, 1997, and 1996 were $19.7, $16.4, and $14.9, respectively.

Litigation
During the first six months of fiscal 1996, a number of class actions were filed in federal court by alleged shareholders of the Company following announcements by the Company that, among other things, its earnings for the quarter and year ended June 30, 1995, would be substantially below expectations and, in the later actions or complaint amendments, that the scope of the Company's year-end audit for the fiscal year ended 1995 had been expanded and that results for the third quarter of fiscal 1995 were being restated. These actions were consolidated. The consolidated complaint alleged, among other things, that the Company and certain of its current and former directors, officers and employees, as well as the Company's auditors, violated certain Federal securities laws.

The Company has settled the above-referenced consolidated class action. The settlement agreement, requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0, and has also been paid $10.0 by one of its two excess directors and officers liability insurers. Subsequent to June 30, 1998, the Company also reached an agreement in principle providing for the payment of $6.25 by the other insurer (once documentation is finalized, the Company will record the related insurance recovery). A pretax charge of $53.0, with an after-tax effect of $37.1, was recorded by the Company for payments made in connection with

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this settlement in the first quarter of fiscal 1998. Subsequently, during the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.6 after-tax).

14. BUSINESS SEGMENT, GEOGRAPHIC AREA AND INTERNATIONAL OPERATIONS DATA

The Company operates in a single business segment and its principal products and systems are electronic article surveillance, closed circuit television and access control products and systems. The Company's operations by geographic area are as follows:

                                                             1998       1997     1996(4)
                                                           --------   --------   --------
Revenues:
  North America..........................................  $  579.1   $  629.9   $  617.6
  Europe.................................................     356.3      388.4      417.3
  Other regions..........................................     112.7       86.5       59.4
  Inter area transfers...................................     (61.2)     (79.1)     (99.7)
                                                           --------   --------   --------
          Total consolidated.............................  $  986.9   $1,025.7   $  994.6
                                                           ========   ========   ========
Operating income (loss)(1)(2):
  North America..........................................  $   95.7   $   35.7   $  (52.6)
  Europe.................................................     (50.7)     (26.0)     (48.3)
  Other regions..........................................      15.0       20.8        8.2
  Corporate items........................................     (27.2)     (28.4)     (41.8)
                                                           --------   --------   --------
Subtotal.................................................      32.8        2.1     (134.5)
          Total other (expenses)(3)......................     (86.9)     (32.4)     (25.4)
                                                           --------   --------   --------
Loss from continuing operations before income taxes......  $  (54.1)  $  (30.3)  $ (159.9)
                                                           ========   ========   ========
Identifiable assets:
  North America..........................................  $  895.4   $  777.3   $  776.8
  Europe.................................................     714.7      703.7      738.9
  Other regions..........................................     127.4      110.4       63.2
  Corporate items........................................      64.9       55.2       42.4
                                                           --------   --------   --------
          Total consolidated.............................  $1,802.4   $1,646.6   $1,621.3
                                                           ========   ========   ========

---------------

(1) Fiscal 1998, 1997 and 1996 include restructuring charges of $29.2, $26.8 and $85.3, respectively. These charges were allocated to the geographical areas of North America for $4.5, $23.9 and $57.2, respectively, and to Europe for $24.7, $2.9 and $28.1, respectively.
(2) Fiscal 1998, 1997 and 1996 include special charges of $13.8, $22.1 and $100.7, respectively. These charges were allocated to the geographical areas of North America for $7.1, $7.0 and $57.4, respectively, and to Europe for $6.7, $15.1 and $43.3, respectively.
(3) Fiscal 1998 includes a net litigation settlement charge of $45.7.
(4) Fiscal 1996 has been reclassified to conform to the fiscal 1997 presentation.

The Company operates in over fifteen European countries and one of these countries, the United Kingdom, is considered significant with assets of $349.0, $386.5 and $337.2 at June 30, 1998, 1997 and 1996, respectively. Fiscal 1998,
1997 and 1996 revenue for the United Kingdom was $109.0, $82.9 and $101.2, respectively and operating income (loss) was $1.6, $(15.1) and $(2.7), respectively.

In fiscal 1998, 1997, and 1996, export sales of $55.9, $31.7 and $37.6, respectively, are reported in North America revenues. Transfers from North America to Europe are accounted for at prices sufficient to recover a reasonable profit margin. Corporate expenses include general corporate expenses, research, development and engineering expenses and amortization of patents. Identifiable assets are comprised of those assets of the Company that are identified with the operations in each geographic area. Corporate assets are comprised principally of patents and deferred costs.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACQUISITIONS AND DIVESTMENTS

In connection with acquisitions during fiscal 1997 and 1996, the market value of the assets acquired was as follows:

                                                              1997    1996
                                                              -----   -----
Cash paid (net of cash acquired)............................  $15.5   $ 8.6
Liabilities assumed and/or incurred.........................    1.2     4.3
Common stock issued.........................................     --      --
                                                              -----   -----
Market value of assets acquired.............................  $16.7   $12.9
                                                              =====   =====

No acquisitions occurred in fiscal 1998.

In September 1997, the Company sold its U.S. Commercial/Industrial systems integration business. The Company also agreed, in such transaction, to sell its monitoring business, the sale of which was consummated in October 1997. The Company received total proceeds of approximately $10.5 from the sale of these operations. In addition, the Company retained ownership of all of the net accounts receivable related to these operations totaling approximately $30.7 at such time. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for June 30, 1998 and 1997 were $11.4 and approximately $80.0, respectively.

16. FINANCIAL INSTRUMENTS

At June 30, 1998 and 1997, the recorded value of all financial instruments reported as assets such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Fair value of balance sheet financial instruments
The recorded value of balance sheet financial instruments reported as liabilities, where there is a difference between recorded value and estimated market value, were as follows:

                                                               1998     1997
                                                              ------   ------
Senior Note debt
  Recorded value............................................  $485.0   $485.0
  Fair value................................................  $471.3   $467.9

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

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1998, the Company was a party to the following interest rate agreements:

FLOATING TO FIXED SWAP AGREEMENTS

NOTIONAL                                      EXPIRATION     FIXED RATE   FLOATING RATE
AMOUNT                                           DATE        TO BE PAID   TO BE RECEIVED
--------                                    --------------   ----------   --------------
$ 3.0.....................................  May 1999           7.75%      1 Month LIBOR
  2.5.....................................  September 1999      5.84      1 Month LIBOR
  4.0.....................................  May 2000            6.16      1 Month LIBOR
  1.0.....................................  April 2000          6.58      1 Month LIBOR
  0.4.....................................  April 1999          4.60      1 Month LIBOR
  0.1.....................................  August 1998         4.80      1 Month LIBOR
  0.1.....................................  March 1999          4.65      1 Month LIBOR
 30.0.....................................  March 2001          5.68      3 Month LIBOR
 30.0.....................................  March 2000          5.92      3 Month LIBOR
 30.0.....................................  March 2003          6.05      3 Month LIBOR
 30.0.....................................  March 2002          6.01      3 Month LIBOR

In the third quarter of fiscal 1998, the Company entered into four interest rate swap agreements with notional amounts totaling $120.0. As a result of these recent interest rate swap agreements combined with existing swap agreements and the terms of various finance agreements, approximately 70.0% of the Company's interest rate exposure is fixed and 30.0% is variable.

The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements in fiscal year 1998 were 6.03% and 5.69%, respectively, and would have been the same assuming market conditions existing at June 30, 1998.

The notional amount of the Company's interest rate agreements at June 30, 1998 and 1997 was $131.1 and $24.1, respectively. Notional amounts do not quantify risks or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the agreements.

The fair value of the interest rate agreements represents the discounted cash flow differential between offsetting interest rate agreements at market interest rates and existing interest rate agreements at their coupon rates. At June 30, 1998 and 1997 the fair value of these agreements, as determined by the financial institution counterparties, was immaterial.

In fiscal 1995, the Company entered into an interest rate cap agreement expiring in September 1999, with a notional amount at June 30, 1998, of $1.0. Under the agreement the Company will be paid an amount equal to the excess, if any, of the one month LIBOR over 7% multiplied by the notional amount. At June 30, 1998 there was no such excess.

The Company has entered into a floating to fixed interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of June 30, 1998 the notional amount of this interest rate swap agreement was L63.7 million. The interest rate agreement will expire when the underlying receivables are paid down. At June 30, 1998 the floating rate to be paid by the Company is the one month Fed AA commercial paper composite rate and the fixed rate to be received is approximately 7.67%. Under SFAS No. 125, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings. The fair market value of this interest rate swap agreement was not determinable due to the open ended expiration date and consequently has not been recognized in the Consolidated Balance Sheet at June 30, 1998.

                      SENSORMATIC ELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency contracts
The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge the Company's anticipatory intercompany commitments. At June 30, 1998 and 1997, the Company had contract principal amounts of approximately $260.6 and $173.1, respectively in contracts to sell foreign currency in the future. At June 30, 1998 and 1997, the Company would have gained $0.3 and $22.2, respectively, to retire these agreements in the OTC market as determined by the financial institution counterparties; such amounts represent the fair value of these instruments.

At June 30, 1998, the Company owned forward and option contracts which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1999 and 1998, as follows:

                                                              2000     1999
CURRENCIES                                                    -----   ------
German Mark.................................................  $  --   $ 65.9
Italian Lire................................................     --     40.6
French Francs...............................................     --     69.6
Swedish Krona...............................................     --     13.8
British Pounds..............................................     --     54.8
Spanish Pesetas.............................................     --     27.9
Irish Punts.................................................     --     (9.5)
Belgium Franc...............................................   (0.2)    (2.2)
Other.......................................................     --     (0.1)
                                                              -----   ------
          Total.............................................  $(0.2)  $260.8
                                                              =====   ======

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

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

The information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth in Part I under the caption "Executive Officers of the Registrant"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 1998, except that the "Report of the Governance and Stock Incentive Plan Committees" and the "Performance Graph" and the text describing it contained in the proxy statement are not incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The following documents are filed as a part of this report:

     Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

     (3) Listing of exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3(a)          Composite Restated Certificate of Incorporation of the
               Company filed pursuant to Rule 232.102(c) of Regulation S-T
               (incorporated by reference to Exhibit 4(d) to Registration
               Statement No. 33-61626).
 3(b)          By-Laws of the Company (incorporated by reference to Exhibit
               3(b) to Form 10-K for the fiscal year end June 30, 1996).
 4(a)          Article FOURTH of the Restated Certificate of Incorporation
               of the Company (incorporated by reference to Exhibit 4(d) to
               Registration Statement No. 33-61626).
 4(b)          Note Agreement, dated as of March 29, 1996, among the
               Company, and the other Purchasers named therein, including the form of 6.99% Senior Notes due March 2001, 7.74% Senior
               Notes due March 2001, and 7.11% Senior Notes due March 2001,
               issued thereunder (incorporated by reference to Exhibit 4(a)
               to Form 10-Q for the fiscal quarter ended March 31, 1996).
 4(c)          Note Agreement, dated as of January 15, 1993, among the
               Company, The Northwestern Mutual Life Insurance Company and
               the other Purchasers named therein, including the form of
               8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May
               31, 1993 (incorporated by reference to Exhibit 4.4 to
               Registration Statement No. 33-62750).
 4(d)          Certificate of Designations of the Powers Preferences and
               Relative, Participating Optional and Other Special Rights of
               Preferred Stock and Qualifications, Limitations and
               Restrictions thereof of 6 1/2% Convertible Preferred Stock of the Company, filed with the Secretary of State of the
               State of Delaware on April 9, 1998 (incorporated by
               reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended March 31, 1998).
 4(e)          The Registrant agrees to furnish copies of any instrument
               defining the rights of holders of long-term debt of the
               Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10(a)         Grant of Industrial Tax Exemption to Sensormatic Electronics
               Corporation (Puerto Rico) from the Commonwealth of Puerto
               Rico (incorporated by reference to Exhibit 10(n) to Form
               10-K for the fiscal year ended May 31, 1986) and Order of
               Conversion of Grant of Industrial Tax Exemption
               (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1988).
 10(b)         Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No. 2-74526) and
               representative form of non-qualified stock option
               (incorporated by reference to Exhibit 3(c) to Registration
               Statement No. 2-74526) and representative form of
               non-qualified stock option (incorporated by reference to
               Exhibit 3(c) to Registration Statement No. 2-74526).
10(c)          Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal
               year ended June 30, 1994).
10(d)          1995 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(d)
               to Form 10-K for the fiscal year ended June 30, 1995).
10(e)          Directors Stock Option Plan, amended and restated as of
               September 18, 1998, filed herewith, and representative form of a non-qualified stock option under such Plan
               (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992).
10(f)          Stock Purchase Loan Plan (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1986).
10(g)          Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1989).
10(h)          Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(h) to Form 10-K for the fiscal year ended May 31,
               1989).
10(i)          Senior Executive Defined Contribution Retirement Plan and
               representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).
10(j)          Employment Agreement, dated as of October 14, 1995, between the Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(v) to Form 10-K/A for the fiscal year ended
               June 30, 1995).
10(k)          Agreement, dated as of September 1, 1998, between the
               Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company.
10(l)          Employment Agreement, dated as of December 21, 1995, between the Company and Garrett E. Pierce, Senior Vice President,
               Chief Administrative Officer and Chief Financial Officer of
               the Company (incorporated by reference to Exhibit 10(m) to
               Form 10-K for the fiscal year ended June 30, 1996).
10(m)          Agreement, dated as of September 1, 1998, between the
               Company and Garrett E. Pierce, Senior Vice President, Chief
               Administrative Officer and Chief Financial Officer of the
               Company.
10(n)          Agreement, dated as of September 1, 1998, between the
               Company and Ronald G. Assaf, Chairman of the Board of the
               Company, amending and superseding Agreement, dated as of
               December 23, 1988, between the Company and Mr. Assaf.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(o)          Agreement, dated as of August 9, 1996, between the Company and Ronald G. Assaf, Chairman of the Board, and former
               President and Chief Executive Officer of the Company
               (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1996) and amendment thereto dated as of September 1, 1998 filed herewith.
10(p)          Agreement, dated as of September 1, 1998, between the
               Company and James E. Lineberger, Chairman of the Executive
               Committee and a director of the Company, amending and
               superseding Agreement, dated as of December 23, 1988,
               between the Company and Mr. Lineberger.
10(q)          Form of Agreement, dated as of September 1, 1998, between
               the Company and each of Thomas V. Buffett, Timothy P.
               Hartman and John T. Ray, Jr., directors of the Company,
               amending and superseding Agreements, dated as of February
               12, 1996, between the Company and such individuals.
10(r)          Form of Agreement, dated as of September 1, 1998, between
               the Company and each of Fred A. Breidenbach and J. Richard
               Munro, directors of the Company.
10(s)          Agreement, dated as of August 31, 1997, between the Company and Jerry T. Kendall, Senior Vice President of the Company
               and President of North America Retail Operations.
10(t)          Agreement, dated as of September 1, 1998, between the
               Company and Jerry T. Kendall, Senior Vice President of the
               Company and President of North America Retail Operations.
10(u)          Agreement, dated as of June 25, 1997, between the Company
               and Ronald F. Premuroso, Senior Vice President of the
               Company and President of Europe Retail Operations.
10(v)          Agreement, dated as of September 1, 1998, between the
               Company and Ronald F. Premuroso Senior Vice President of the
               Company and President of Europe Retail Operations.
10(w)          Directors and Officers Liability Insurance Policies
               (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1996).
10(x)          Amended and Restated Credit Agreement, dated as of December
               12, 1995, between the Company, Wachovia Bank of Georgia,
               N.A., ABN Amro Bank N.V., the other Borrowers listed therein and the domestic banks and foreign company banks listed
               therein (incorporated by reference to Exhibit 10(w) to Form
               10-K for the fiscal year ended June 30, 1996).
10(y)          Amended and Restated Multicurrency Revolving Credit
               Agreement, dated as of March 18, 1997, between the Company and The First National Bank of Boston as Agent and other
               lenders referred to therein (incorporated by reference to
               Exhibit 10(w) to Form 10-K for the fiscal year ended June
               30, 1997).
10(z)          Second Amendment, dated as of February 20, 1998, to the
               Amended and Restated Multicurrency Revolving Credit
               Agreement, dated as of March 18, 1997, between the Company and BankBoston, N.A. and other lending institutions
               (incorporated by reference to Exhibit 10 to Form 10-Q for
               the fiscal quarter ended March 31, 1998).
12             Computation of Ratio of Earnings to Fixed Charges
21             List of Subsidiaries of the Company.
23(a)          Consent of Independent Certified Public Accountants
               (reference to Exhibit 23(a) to Form S-8 Nos. 2-19339,
               33-26786, 33-38753, 33-54626 and 33-58299).
23(b)          Consent of Independent Certified Public Accountants
               (reference to Exhibit 23(b) to Form S-4 No. 33-51957).
27             Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1998.

                                          SENSORMATIC ELECTRONICS
                                          CORPORATION

                                          By: /s/  GARRETT E. PIERCE
                                            ------------------------------------
                                                 Garrett E. Pierce
                                                 Senior Vice President, Chief
                                                 Administrative Officer and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 1998.

                      SIGNATURE                                              TITLE
                      ---------                                              -----
/s/  ROBERT A. VANOUREK                                    President and Chief Executive Officer
-----------------------------------------------------      (Principal Executive Officer) and Director
     Robert A. Vanourek

/s/  GARRETT E. PIERCE                                     Senior Vice President, Chief
-----------------------------------------------------      Administrative Officer and Chief Financial
     Garrett E. Pierce                                     Officer
                                                           (Principal Financial Officer)

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

/s/  RONALD G. ASSAF                                       Chairman of the Board of Directors
-----------------------------------------------------
     Ronald G. Assaf

/s/  THOMAS V. BUFFETT                                     Director
-----------------------------------------------------
     Thomas V. Buffett

/s/  TIMOTHY P. HARTMAN                                    Director
-----------------------------------------------------
     Timothy P. Hartman

/s/  FRED A. BREIDENBACH                                   Director
-----------------------------------------------------
     Fred A. Breidenbach

/s/  JAMES E. LINEBERGER                                   Director
-----------------------------------------------------
     James E. Lineberger

/s/  J. RICHARD MUNRO                                      Director
-----------------------------------------------------
     J. Richard Munro

/s/  JOHN T. RAY, JR.                                      Director
-----------------------------------------------------
     John T. Ray, Jr.

                                                                     SCHEDULE II

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDING JUNE 30, 1998, 1997, AND 1996
                                 (In millions)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                              1998(1)   1997(1)   1996(1)
                                                              -------   -------   -------
Balance, beginning of period................................  $ 63.8    $ 62.8    $ 26.4
Additions charged to income.................................    23.4      21.1      25.8
Special charges(2)..........................................     0.4       6.1      56.5
Amounts written off.........................................   (22.4)    (28.7)    (47.3)
Other (including currency translation)......................    (6.1)      2.5       1.4
                                                              ------    ------    ------
Balance, end of period......................................  $ 59.1    $ 63.8    $ 62.8
                                                              ======    ======    ======

                         ALLOWANCE FOR INVENTORY LOSSES

                                                              1998(1)   1997(1)   1996(1)
                                                              -------   -------   -------
Balance, beginning of period................................   $29.1    $ 38.0    $ 10.3
Additions charged to income.................................     7.8      11.6      16.5
Restructuring and special charges...........................     3.9       4.2      39.8
Amounts written off.........................................    (7.6)    (19.2)    (30.2)
Other (including currency translation)......................    (0.4)     (5.5)      1.6
                                                               -----    ------    ------
Balance, end of period......................................   $32.8    $ 29.1    $ 38.0
                                                               =====    ======    ======

---------------

(1) Refer to Note 2 of the Notes to the Consolidated Financial Statements for discussion of restructuring and special charges.
(2) For the year ending June 30, 1997, a liability of $12.0 relating to the disposition of a non-core business has been reclassified to other liability.

                      SENSORMATIC ELECTRONICS CORPORATION

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (In millions, except ratio amounts)

                                                                  YEARS ENDED JUNE 30,
                                                       -------------------------------------------
                                                        1994     1995     1996      1997     1998
                                                       ------   ------   -------   ------   ------
Income (loss) from operations before income taxes....  $ 96.0   $ 89.0   $(159.9)  $(30.3)  $(54.1)
Add (deduct):
  Fixed charges less preferred stock dividends.......    23.7     30.8      40.5     49.8     52.4
  Minority interest in consolidated subsidiaries.....     0.5      1.0       1.6      2.7      4.5
  Minority interest adjustment for losses of majority
     owned subsidiaries..............................      --       --        --       --       --
  Net losses related to 50% or less owned
     subsidiaries....................................      --       --        --       --       --
                                                       ------   ------   -------   ------   ------
Adjusted Earnings....................................  $120.2   $120.8   $(117.8)  $ 22.2   $  2.8
                                                       ======   ======   =======   ======   ======
Fixed Charges:
  Interest...........................................  $ 22.7   $ 29.0   $  38.4   $ 47.9   $ 50.8
  Amortization of debt expense and debt discounts....      --      0.3       0.6      0.8      0.9
  Portion of Rents representive of interest factor...     1.0      1.5       1.5      1.1      0.7
  Preferred Stock dividends(1).......................
                                                       ------   ------   -------   ------   ------
          Total fixed charges........................  $ 23.7   $ 30.8   $  40.5   $ 49.8   $ 52.4
                                                       ======   ======   =======   ======   ======
       Ratio of Earnings to fixed charges(2).........    5.07     3.92        --     0.45     0.05
                                                       ======   ======   =======   ======   ======

---------------

(1) Preferred stock dividends declared in fiscal 1998 were in the form of common stock, thereby not effecting fixed charges or the income statement.
(2) Earnings for the year ended June 30, 1996 was not able to cover fixed charges by $158.3.