Form 10-Q
period 1998-09-30
SENSORMATIC ELECTRONICS CORP
filed 1998-11-13
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly

Period Ended   September 30, 1998                   Commission File No.  1-10739
             -----------------------                ----------------------------


                       SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)



         Delaware                                   34-1024665
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 951 YAMATO ROAD, BOCA RATON, FLORIDA         33431-0700
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

The Registrant had outstanding 74,912,307 shares of Common Stock (par value $.01 per share) as of November 1, 1998.

                       SENSORMATIC ELECTRONICS CORPORATION




                                      INDEX

                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                                PAGE

PART I.       FINANCIAL INFORMATION

        Item 1.       Financial Statements

                           Consolidated Condensed Balance Sheets................................................. 2
                           Consolidated Condensed Statements of Operations....................................... 3
                           Consolidated Condensed Statements of Cash Flows....................................... 4
                           Notes to Consolidated Condensed Financial Statements.................................. 5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations............................................................... 10


        Item 3.       Quantitative and Qualitative Disclosures
                            about Market Risk....................................................................14

PART II.      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K.......................................................... 15

     Signatures       .......................................................................................... 16

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)

                                                                               (Unaudited)
                                                                               September 30,    June 30,
                                                                                   1998           1998
                                                                               -------------  ------------
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $    105.4     $    127.0
Customer receivables                                                                  331.7          326.2
Inventories, net                                                                      203.8          203.6
Current portion of deferred income taxes                                               37.1           36.2
Other current assets                                                                   43.0           43.7
                                                                                 ----------     ----------
       TOTAL CURRENT ASSETS                                                           721.0          736.7

Customer receivables - noncurrent                                                     125.6          132.5
Revenue equipment, net                                                                 73.2           69.2
Property, plant and equipment, net                                                    137.1          137.2
Costs in excess of net assets acquired, net                                           471.0          465.5
Deferred income taxes                                                                 153.2          152.3
Patents and other assets, net                                                         116.1          109.0
                                                                                 ----------     ----------
       TOTAL ASSETS                                                              $  1,797.2     $  1,802.4
                                                                                 ==========     ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                  $     28.9     $     33.5
Accounts payable and accrued liabilities                                              123.7          118.5
Other current liabilities and deferred income taxes                                   180.7          192.1
                                                                                 ----------     ----------
       TOTAL CURRENT LIABILITIES                                                      333.3          344.1

Long-term debt                                                                        508.2          515.2
Other noncurrent liabilities and deferred income taxes                                 47.6           45.5
                                                                                 ----------     ----------
       TOTAL LIABILITIES                                                              889.1          904.8



STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                                --             --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                         166.7          166.7
Common stock, $.01 par value, 125.0 shares authorized, 74.6 and 74.4
   shares outstanding at September 30, 1998 and June 30, 1998, respectively           736.3          733.7
Retained earnings                                                                      99.6          103.9
Treasury stock at cost and other, 1.7 shares at September 30, 1998
   and June 30, 1998                                                                  (11.3)         (11.7)
Accumulated other comprehensive income                                                (83.2)         (95.0)
                                                                                 ----------     ----------
       TOTAL STOCKHOLDERS' EQUITY                                                     908.1          897.6
                                                                                 ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  1,797.2     $  1,802.4
                                                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)


                                                       (Unaudited)
                                             --------------------------------
                                             Three Months Ended September 30,
                                                  1998            1997
                                             ------------     ---------------
Revenues:
   Sales                                        $   187.9     $   204.5
   Rentals                                           11.0          12.6
   Installation, maintenance and other               28.3          28.3
                                                ---------     ---------
        Total revenues                              227.2         245.4
                                                ---------     ---------

Operating costs and expenses:
   Costs of sales                                   126.5         131.8
   Depreciation on revenue equipment                  5.2           4.9
                                                ---------     ---------
        Total cost of sales                         131.7         136.7
                                                ---------     ---------

Gross margin                                         95.5         108.7

Operating expenses:
   Selling, general and administrative               72.1          92.9
   Provision for doubtful accounts                    4.7           5.0
   Restructuring charges                               --          29.2
   Research, development and engineering              7.2           6.5
   Amortization of intangible assets                  5.3           5.2
                                                ---------     ---------
        Total operating costs and expenses           89.3         138.8
                                                ---------     ---------
Operating income (loss)                               6.2         (30.1)
                                                ---------     ---------
Other (expenses) income:
   Interest income                                    4.0           3.6
   Interest expense                                 (10.9)        (12.3)
   Litigation settlement                             --           (53.0)
   Other, net                                        (1.1)         (1.9)
                                                ---------     ---------
        Total other (expenses) income                (8.0)        (63.6)
                                                ---------     ---------
Loss before income taxes                             (1.8)        (93.7)

Benefit for income taxes                              0.3          27.8
                                                ---------     ---------
 Net loss                                       $    (1.5)    $   (65.9)
                                                =========     =========


 Basic and Diluted loss per common share        $   (0.02)    $   (0.89)
                                                =========     =========

 Number of shares used in computation
      of  Basic loss per common share                74.8          74.1
                                                =========     =========

 Number of shares used in computation
      of  Diluted loss per common share              74.8          74.3
                                                =========     =========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                         (Unaudited)
                                                                                         Three Months
                                                                                      Ended September 30,
                                                                                     --------------------
                                                                                       1998         1997
                                                                                     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $   (1.5)    $ (65.9)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                    16.5        17.0
        Restructuring charges, net                                                       (1.6)       26.2
        Litigation settlement charge                                                       --        53.0

        Net changes in operating assets and liabilities,
          net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases                  4.5       (27.9)
                Decrease/(increase) in inventories                                        0.7        (7.4)
                Increase in current and deferred income taxes
                  relating to restructuring and litigation charges                         --       (24.7)
                Other operating assets and liabilities, net                              (9.2)       (0.9)
                                                                                     --------     -------
            Net cash provided by (used in) operating activities                           9.4       (30.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (5.1)       (6.5)
   Proceeds from sale of business, net                                                     --         4.5
   Increase in revenue equipment, net of deletions                                       (8.3)       (8.5)
   Additional investment in acquisitions                                                 (6.8)       (4.5)
   Other, net                                                                             0.4         1.9
                                                                                     --------     -------
            Net cash used in investing activities                                       (19.8)      (13.1)
                                                                                     --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings (payments) and other debt                                            (13.1)       46.9
   Other, net                                                                             1.9         0.2
                                                                                     --------     -------
            Net cash (used in) provided by financing activities                         (11.2)       47.1
                                                                                     --------     -------

Net (decrease) increase in cash                                                         (21.6)        3.4
Cash and cash equivalents at beginning of the year                                      127.0        21.7
                                                                                     --------     -------

Cash and cash equivalents at end of the period                                       $  105.4     $  25.1
                                                                                     ========     =======


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

b)       RECLASSIFICATIONS

         Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the fiscal 1998 year-end presentation.

c)       RESTRUCTURING

         The following table sets forth the details and the activity of the restructuring charge reserves as of September 30, 1998:

                                                         Accrual                                Accrual
                                                         Balance                              Balance at
                                                       at June 30,          Utilization       September 30,
                                                          1998            ----------------         1998
                                                                          Cash    Non-cash
         -------------------------------------------------------------------------------------------------
         Product rationalization, related
              equipment charges and other                  $  1.7      $    --      $(1.1)        $   0.6
         Closure of facilities and related costs             15.1         (0.7)        --            14.4
         Employee termination and related costs              10.5         (0.7)        --             9.8
         Non-core business divestitures                      18.8         (0.2)      (0.1)           18.5
         -------------------------------------------------------------------------------------------------
                   Total                                   $ 46.1      $  (1.6)     $(1.2)        $  43.3
         -------------------------------------------------------------------------------------------------

         The total aggregate cash outlay related to the fiscal 1996, 1997 and 1998 restructuring charges, net of expected proceeds from the divestiture of non-core businesses, was estimated to be approximately $63.3. As of September 30, 1998, $36.0 had been disbursed and partially offset by the net proceeds received from the non-core business divestitures.

d)       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at September 30, and June 30, 1998 are summarized as follows :

                                                        September 30    June 30
                                                        ------------  -----------
Trade accounts receivable due in 1 year                   $  311.1     $  303.9
Allowance for doubtful accounts                              (35.6)       (33.2)
                                                          --------     ---------
     Total trade accounts receivable, net                 $  275.5     $  270.7
                                                          ========     =========


Deferred receivables                                      $    6.1     $    4.9
Installment receivables                                       35.3         38.8
Allowance for doubtful accounts                               (5.4)        (5.6)
Unearned interest and maintenance                            (13.3)       (14.5)
                                                          --------     ---------
     Total deferred and installment receivables, net          22.7         23.6
Less:  Amounts due in 1 year, net                            (18.2)       (19.0)
                                                          --------     ---------
     Total noncurrent deferred and
        installment receivables, net                      $    4.5     $    4.6
                                                          ========     =========


Sales-type leases-minimum lease payments receivable       $  217.7     $  225.1
Allowance for uncollectible minimum lease payments           (19.8)       (20.3)
Unearned interest and maintenance                            (38.8)       (40.4)
                                                          --------     ---------
    Total sales-type leases, net                             159.1        164.4
Less:  Amounts due in 1 year, net                            (38.0)       (36.5)
                                                          --------     ---------
    Total noncurrent sales-type leases, net               $  121.1     $  127.9
                                                          ========     =========

Total customer receivables                                $  457.3     $   458.7
Less: Amounts due in 1 year, net                             331.7         326.2
                                                          --------     ---------
Total noncurrent customer receivables                     $  125.6     $   132.5
                                                          ========     =========

e)       INVENTORY

         Inventories are summarized as follows:

                                            September 30, 1998      June 30, 1998
                                            ------------------      -------------
Finished goods                                  $  161.6               $  165.4
Parts                                               56.0                   56.3
Work-in-process                                     15.6                   14.7
                                                --------                 ------
                                                   233.2                  236.4
Less allowance for excess and
  obsolete inventory                               (29.4)                 (32.8)
                                                --------                 ------
     Total inventories, net                     $  203.8               $  203.6
                                                ========                 ======


f)       PENSION PLANS

         On June 11, 1998 the Company's Board of Directors approved a Supplemental Employee Retirement Plan ("SERP") for vice president level employees and officers. Selected vice presidents and officers who participated in the other Sensormatic retirement plans (Senior Executive Defined Contribution Retirement Plan, Key Executive Supplemental Retirement Plan and Salary Continuation Plan) and who elect to participate in the new SERP will be paid a benefit equal to the higher of what they would receive under the formula set forth in the SERP or under the former plan. The new SERP for vice presidents and officers is effective July 15, 1998. As of September 30, 1998, the Company did not have a liability under this new plan. Additionally, on August 20, 1998 the Company's Board of Directors approved a Supplemental Employee Retirement Plan for director level employees. Selected director level employees who participated in the Company's Key Executive Supplemental Retirement Plan and who elect to participate in the new SERP for director level employees will be paid a benefit equal to the higher of what they would receive under the formula set forth in the SERP or the former Plan. The SERP for director level employees is to be effective January 1, 1999. The Company does not anticipate a material impact on the financial statements as a result of the adoption of these plans.

g)       ACCOUNTS RECEIVABLE FINANCING

         Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and accordingly, subsequent to the adoption of SFAS No. 125, only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are recognized as sales. All other transfers of receivables are treated as financing transactions. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional discussion on the Company's accounts receivable financing program.

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $116.3 at September 30, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

h)       EARNINGS PER SHARE

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

                                                                      Three Months ended
                                                                        September 30,
                                                                  ----------------------
                                                                  1998              1997
                                                                  ----              ----
         NUMERATOR:
         Net Loss                                                   $(1.5)            $(65.9)
                                                                  =======           ========

         DENOMINATOR:
         Basic EPS - weighted average shares                         74.8               74.1

         Dilutive effect: Stock options                               0.0                0.2
                                                                  -------           --------
         Diluted EPS - weighted average shares                       74.8               74.3
                                                                  =======           ========

         Basic loss per share                                     $ (0.02)           $ (0.89)
                                                                  =======           ========
         Diluted loss per share                                   $    -- (a)       $     -- (a)
                                                                  =======           ========

-----------------
         (a) Excluded as result is anti-dilutive.






i)       COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended September 30, 1998 and September 30, 1997, comprehensive income was $10.3 and $(75.0), respectively. At September 30, 1998 and June 30, 1998, accumulated other comprehensive income was $(83.2) and $(95.0), respectively.

j)       DIVESTITURES

         In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business. The Company also agreed in such transaction to sell its monitoring business, which sale was consummated in October 1997. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the three months ended September 30, 1997 was $11.4.

k)       LITIGATION AND OTHER MATTERS

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

         The Company has settled the above-referenced consolidated class action. The settlement agreement, requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which had a policy limit of $10.0, and has also been paid $10.0 by one of its two excess directors and officers liability insurers. A pretax charge of $53.0, with an after-tax effect of $37.1, was recorded by the Company for payments made in connection with this settlement in the first quarter of fiscal 1998. Subsequently, during the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.6 after-tax). Subsequent to June 30, 1998, the Company also reached an agreement in principle providing for the payment of $6.25 by the other insurer (once documentation is finalized, the Company will record the related insurance recovery).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         The following discussion of operating results excludes the effects of restructuring and litigation charges recorded in fiscal 1998, which are discussed in Note 2 and Item 7, respectively, in the Company's 1998 Annual Report on Form 10-K.

         REVENUES

         Revenues of $227.2 for the first quarter of fiscal 1999 decreased 7.4%, or $18.2, compared to revenues of $245.4 for the same period in fiscal 1998. Results for the first quarter of fiscal 1999 were adversely affected by production and shipment delays at the Company's Puerto Rico manufacturing operations caused by hurricane Georges, resulting in a reduction in revenues of approximately $10.0. The first quarter of fiscal 1998 included revenues of $15.6 from businesses subsequently divested, the largest of which was the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of these non-core businesses, first quarter fiscal 1999 revenues were essentially flat in comparison with the first quarter of fiscal 1998.

         For the first quarter of fiscal 1999, North America Retail revenues increased 16.5% as compared to the same period for fiscal 1998. The increase in revenues was attributable to large shipments of electronic article surveillance equipment to major retail chains.

         Europe Retail revenues decreased 10.8% for the first quarter of fiscal 1999 as compared to the same period for fiscal 1998. The decrease in Europe retail revenues was due to an emphasis on more outright sales rather than sales-type leases, swaps and renewals and continued price competition.

         International Retail revenues, which include Latin America and Asia Pacific, decreased 17.4% for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. The decrease in International Retail was largely due to Latin America revenues which decreased 21.7% in the first quarter of fiscal 1999. The overall decrease in International revenues reflects the weakening currencies and unfavorable economic conditions which exist in the Asian and Latin American countries.

         Revenues generated by C/I Worldwide decreased 30.7% in the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales and service business. Excluding the effect on revenues of divested non-core businesses, C/I Worldwide indirect revenues decreased 7.8% in the first quarter of fiscal 1999 as compared with the same period of fiscal 1998 principally due to declines in Asia and Latin America resulting from the currency and economic conditions existing in those areas. Subsequent to September 30, 1998, certain steps were taken by the Company to reposition the Commercial/Industrial unit in light of the lack of revenue growth.

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

         Gross margins on revenues were 42.0% for the three month period ended September 30, 1998 compared with 44.3% for the comparable period of the prior year. Included in cost of sales for the three month period ended September 30, 1997 is $3.0 of incremental charges (margin impact of 1.2%) related to the Company's extensive review of its balance sheet. The decrease in margins was partially due to volume discounts on major orders in North America Retail and continued price competition in Europe Retail. The Company anticipates a continued impact on margin levels in upcoming quarters as a result of further high-volume sales to individual retail customers. This impact is expected to be more than offset by additional expense reductions in the second half of the fiscal year.

         Selling, general and administrative expenses, as a percentage of total revenues, was 31.7% for the first quarter of fiscal 1999 as compared to 37.9% for the comparable period in fiscal 1998. The decrease in expenses as a percentage of revenues for the first quarter of fiscal 1999 reflects the Company's continued effort to implement the headcount and facilities reductions associated with its previously announced restructuring plans, the divestiture of the U.S. commercial/industrial direct sales and service business, which typically had a higher operating expense level in relation to revenues, and the effect of the cost reductions resulting from an extensive review performed by the Company, beginning in fiscal year 1996, to realign its business. Ongoing cost containment and rationalization efforts are expected to generate significant additional declines in operating expenses before the end of the fiscal year. Included in selling, general and administrative expenses for the first quarter of fiscal 1998 are incremental charges of $10.8, or 4.4% of revenues, for certain employee separation and contract resolution costs.

         Provision for doubtful accounts, as a percentage of total revenues, was 2.1% and 2.0% in the first quarter of fiscal 1999 and 1998, respectively.

         Research, development and engineering expenses increased to 3.2% of revenue in the three months ended September 30, 1998 as compared to 2.6% for the same period in fiscal 1998. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product developments in all product categories. Research, development and engineering expenses will be substantially unchanged for fiscal 1999 as a result of the Company's continued effort to reduce corporate overhead expenses.

         Before restructuring, operating income increased from $(0.9) in the first quarter of fiscal 1998 to $6.2 in the first quarter of fiscal 1999. The impact of the incremental charges discussed under selling, general and administrative expenses above and under gross margins above, was to reduce operating income by $13.8 million in fiscal 1998.

         OTHER (EXPENSES) INCOME AND TAXES

         Net interest and other expenses of $8.0 for the first quarter of fiscal 1999 reflected a decrease of $2.6 over the comparable period of fiscal 1998, excluding litigation settlement charges in the first quarter of fiscal 1998. This decrease is primarily due to the decrease in interest expense as a result of lower debt levels due to cash raised in the Company's recent preferred stock offering.

         The benefit for income taxes for the first quarter of fiscal 1999 and fiscal 1998 is based on an estimated effective annual consolidated tax benefit rate of 30.0%. The tax benefit for the prior year related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported a net loss of $1.5, or $0.02 per share, for the first quarter of fiscal 1999 as compared to a net loss of $65.9, or $0.89 per share, for the same period of fiscal 1998. Excluding restructuring and litigation charges, the Company reported a net loss of $8.4, or $0.11 per share, for the first quarter of fiscal 1998. The foregoing net loss includes the effect of the incremental charges of $10.8 discussed under selling, general and administrative expense, and of $3.0 discussed under gross margins, which had a negative after-tax impact of $9.7 or $0.13 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 1999, cash and cash equivalents decreased $21.6 primarily due to expenditures related to fixed assets and the repayment of debt. For the three month period ended September 30, 1998, cash flow provided by operating activities was $9.4 compared with cash used in operations for the three month period ended September 30, 1997 of $30.6. The improvement in operating cash flow in the three month period ended September 30, 1998 was primarily a result of relatively flat levels of receivables and inventories in fiscal 1999.

         In the first three months of fiscal 1999, the Company used $19.8 of cash in investing activities, compared to $13.1 in the first three months of fiscal 1998. The fiscal 1998 amount included $4.5 million of net proceeds from the sale of a non-core business.

         For the three month period ended September 30, 1998, $11.2 of cash was used for financing activities as compared to cash being generated of $47.1 as a result of financing activities during the three month period ended September 30, 1997. The principal use of cash in financing activities during the first quarter of fiscal 1999 was to repay approximately $13.0 of short-term debt.

         The Company's percentage of total debt to total capital was 37.1% at September 30, 1998 as compared to 37.9% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 355,359 shares of common stock in payment of the October 1, 1998 dividends on the Preferred Stock.

         The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. The $11.8 decrease in currency translation adjustments at September 30, 1998 compared to June 30, 1998, which is reflected in the balance sheet caption "Accumulated other comprehensive income", resulted primarily from the translation of the balance sheets denominated in British pounds and French francs, reflecting the weakening of the U.S. dollar relative to such currencies at September 30, 1998. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         The Company requires significant cash flow to meet its debt service and other continuing obligations. As of September 30, 1998, the Company had $537.1 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures and interest on the Senior Notes.
         At September 30, 1998, the Company's principal sources of liquidity are
         (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, of which none was utilized, and (iv) receivable securitization facilities. The Company believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See the Company's 1998 Annual Report on Form 10-K (Item 7A). There has been no material change in this information.

                           PART II. OTHER INFORMATION



         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                         a) Exhibits

                            10a) Agreement, dated November 2, 1998, between the Company and Olin S. Giles, Senior Vice President and Chief Technical Officer of the Company.

                            10b) Agreement, dated November 2, 1998, between the Company and Olin S. Giles, Senior Vice President and Chief Technical Officer of the Company.

                            27)   Financial Data Schedule (for SEC use only).

                         b) Reports on Form 8-K:

                                  There were no reports on Form 8-K filed during the three - month period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.











                             SENSORMATIC ELECTRONICS CORPORATION



                             By       /s/ Garrett E. Pierce
                                      -----------------------------------
                                      Garrett E. Pierce
                                      Senior Vice President, Chief
                                      Administrative Officer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



Date:    November 13, 1998