Form 10-Q/A
period 1998-03-31
SENSORMATIC ELECTRONICS CORP
filed 1998-11-17
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A-1

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended      MARCH 31, 1998                    Commission File No.  1-10739
             -------------------                                         -------


                       SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                     34-1024665
----------------------------             ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

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


                               Yes    X          No
                                   -------         --------


The Registrant had outstanding 74,367,523 shares of Common Stock (par value $.01 per share) as of July 31, 1998.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                  FORM 10-Q/A-1
                        NINE MONTHS ENDED MARCH 31, 1998

                                                                                               Page
                                                                                               ----

PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings....................................................       1

        Signatures.........................................................................       3

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

         The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million, and from one of its two excess insurance carriers, Reliance Insurance Company ("Reliance"), under a policy with a limit of $10.0 million. Pursuant to the Company's agreement with certain of its current and former directors and officers, certain of such insurance proceeds will be held in escrow for the benefit of such directors and officers to satisfy certain additional claims they may have under the policies, with any balance in such escrow account thereafter being paid over to the Company. The Company has reached an agreement in principle to settle its litigation with the other such excess insurance carrier, Federal Insurance Company ("Federal"), with respect to a policy with a limit of $ 10.0 million, as further described below.

         In the GILFORD action described in the Form 10-K and referred to in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, previous settlement negotiations failed to resolve the matter and the plaintiff moved for leave to amend the complaint again to add allegations relating to plaintiffs transactions in options on the Company's securities. The court has denied that motion as moot, and has dismissed the action pursuant to defendants' previously-filed motion to dismiss in light of the injunction against such litigation entered by the United States District Court for the Southern District of Florida in connection with the class action settlement described above.

         In the three derivative actions in the Delaware Court of Chancery described in the Form 10-K, the Company has reached an agreement in principle to settle the matter. The settlement provides for payment of legal fees by the Company in an amount that would not be material. The agreement in principle is subject to final documentation and Court approval.

         The Company, certain former Company officers and Ronald G. Assaf, the Company's non-executive Chairman of the Board and former Chief Executive Officer, entered into agreements, without admitting or denying any wrongdoing, with the Securities and Exchange Commission (the "SEC") to resolve the investigation described in the Form 10-K. Pursuant to the agreements, the SEC instituted and simultaneously settled several enforcement actions. Generally, the SEC alleged in an administrative proceeding that the Company violated the antifraud, reporting, internal controls and books and records provisions of the federal securities laws from at least July 1, 1993 through July 10, 1995. Specifically, the SEC alleged, among other things, that during that period the Company improperly recognized and recorded revenue in one quarter from product shipped to customers in the next quarter and misstated its quarterly earnings in certain financial statements contained in periodic reports and registration statements. As part of its settlement, the Company agreed to an Order of the SEC that it will not in the future violate certain periodic reporting, books and records, internal controls and antifraud provisions of the Federal securities laws. There were no penalties imposed upon the Company.

         In its related civil injunctive complaint, the SEC alleged, among other things, that, during the relevant period, certain former officers of the Company, other than Mr. Assaf (see below), knew of certain improper revenue recognition practices and condoned or directed those practices, and knew that certain Company periodic reports filed with the SEC were false and misleading. Those officers agreed, without admitting or denying any wrongdoing, to, among other things, final judgments or orders prohibiting them from violating certain antifraud provisions and certain record keeping and periodic reporting provisions of the Federal securities laws and ordering certain of them to pay civil penalties.

         Further, the SEC alleged, among other things, in the civil complaint that, during the relevant period, Mr. Assaf knew of certain improper recognition practices and knew or was generally aware that certain Company periodic reports filed with the SEC were false and misleading. Mr. Assaf agreed, without admitting or denying any wrongdoing, to a civil final judgment enjoining him from future violations of certain record keeping and periodic reporting provisions of the Federal securities laws and ordering him to pay a civil penalty of $50,000.

         The complaint in the WOLF action described in the Form 10-K was dismissed by the Delaware Court of Chancery in June 1998.

         The action brought by Reliance, described in the Form 10-K, has been settled, with Reliance having paid, pursuant to that settlement, $10.0 million as described above in connection with the settlement of the shareholder class action.

         The Company has reached an agreement in principle to settle its litigation with Federal described in the Form 10-K. The agreement in principle, which is subject to final documentation, provides for the payment by Federal of $6.25 million in settlement of its insurance obligations in connection with, among other things, the settlements of the shareholder class action and derivative actions referred to above.

         In addition, reference is made to Item 3 of Part I of the Form 10-K and to Item 1 of Part II of each of the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30 and December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned hereunto duly authorized.





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



         Date: November 17, 1998