Form 10-Q
period 1998-12-31
SENSORMATIC ELECTRONICS CORP
filed 1999-02-16
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended      December 31, 1998            Commission File No.  1-10739
             ----------------------                                ---------


                       SENSORMATIC ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                                  34-1024665
---------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
 organization)


      951 Yamato Road, Boca Raton, Florida                    33431-0700
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


                 Yes   X   .       No        .
                     ------           -------

The Registrant had outstanding 75,318,853 shares of Common Stock (par value $.01 per share) as of January 30, 1999.

                       SENSORMATIC ELECTRONICS CORPORATION



                                      INDEX


                                    FORM 10-Q
                       SIX MONTHS ENDED DECEMBER 31, 1998


                                                                                                                Page
PART I.       FINANCIAL INFORMATION

        Item 1.       Financial Statements

                           Consolidated Condensed Balance Sheets................................................. 2
                           Consolidated  Condensed Statements of  Operations..................................... 3
                           Consolidated Condensed Statements of Cash Flows....................................... 4
                           Notes to Consolidated Condensed Financial Statements.................................. 5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations............................................................... 10

        Item 3.       Quantitative and Qualitative Disclosures about
                            Market Risk......................................................................... 17



PART II.      OTHER INFORMATION

        Item 1.       Legal Proceedings......................................................................... 18

        Item 2.       Changes in Securities and Use of Proceeds................................................. 19

        Item 4.       Submission of Matters to a Vote of Security Holders....................................... 20

        Item 6.       Exhibits and Reports on Form 8-K.......................................................... 21

Signatures            .......................................................................................... 22

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                                                                (Unaudited)
                                                                                               December 31,      June 30,
                                                                                                   1998            1998
                                                                                               ------------     ---------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                       $    107.4     $    127.0
Customer receivables                                                                                 324.9          326.2
Inventories, net                                                                                     194.7          203.6
Current portion of deferred income taxes                                                              36.4           36.2
Other current assets                                                                                  56.9           43.7
                                                                                                ----------     ----------
       TOTAL CURRENT ASSETS                                                                          720.3          736.7

Customer receivables - noncurrent                                                                    114.7          132.5
Revenue equipment, net                                                                                78.7           69.2
Property, plant and equipment, net                                                                   137.9          137.2
Costs in excess of net assets acquired, net                                                          464.0          465.5
Deferred income taxes                                                                                150.5          152.3
Patents and other assets, net                                                                        121.8          109.0
                                                                                                ----------     ----------
       TOTAL ASSETS                                                                             $  1,787.9     $  1,802.4
                                                                                                ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                                 $     21.3     $     33.5
Accounts payable and accrued liabilities                                                             112.6          118.5
Other current liabilities and deferred income taxes                                                  189.8          192.1
                                                                                                ----------     ----------
       TOTAL CURRENT LIABILITIES                                                                     323.7          344.1

Long-term debt                                                                                       504.9          515.2
Other noncurrent liabilities and deferred income taxes                                                45.6           45.5
                                                                                                ----------     ----------
       TOTAL LIABILITIES                                                                             874.2          904.8

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                                                 --             --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                                        166.7          166.7
Common stock, $.01 par value, 125.0 shares authorized, 74.9 and 74.4
   shares outstanding at December 31, 1998 and June 30, 1998, respectively                           739.4          733.7
Retained earnings                                                                                    104.0          103.9
Treasury stock at cost and other, 1.7 shares at December 31, 1998
   and June 30, 1998                                                                                 (11.2)         (11.7)
Accumulated other comprehensive income                                                               (85.2)         (95.0)
                                                                                                ----------     ----------
       TOTAL STOCKHOLDERS' EQUITY                                                                    913.7          897.6
                                                                                                ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  1,787.9     $  1,802.4
                                                                                                ==========     ==========

    The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)

                                                           Three Months                       Six Months
                                                        Ended December 31,               Ended December 31,
                                                    --------------------------         ------------------------
                                                       1998            1997              1998           1997
                                                    ----------      ----------         --------       ---------
Revenues:
   Sales                                            $    202.9       $   206.4         $  390.8       $   410.9
   Rentals                                                11.3            12.7             22.3            25.2
   Installation, maintenance and other                    36.2            24.6             64.5            53.0
                                                    ----------       ---------         --------       ---------
        Total revenues                                   250.4           243.7            477.6           489.1
                                                    ----------       ---------         --------       ---------
Cost of Sales:
   Costs of sales                                        141.9           125.3            268.4           257.2
   Depreciation on revenue equipment                       5.5             4.9             10.7             9.8
                                                    ----------       ---------         --------       ---------
       Total cost of sales                               147.4           130.2            279.1           267.0
                                                    ----------       ---------         --------       ---------
Gross margin                                             103.0           113.5            198.5           222.1

Operating expenses:
   Selling, general and administrative                    73.1            76.7            145.2           169.6
   Provision for doubtful accounts                         5.2             5.3              9.9            10.2
   Restructuring charges                                    --              --               --            29.2
   Research, development and engineering                   6.4             6.9             13.5            13.4
   Amortization of intangible assets                       5.5             5.4             10.8            10.6
                                                    ----------       ---------         --------       ---------
        Total operating costs and expenses                90.2            94.3            179.4           233.0
                                                    ----------       ---------         --------       ---------
Operating income (loss)                                   12.8            19.2             19.1           (10.9)
                                                    ----------       ---------         --------       ---------
Other (expenses) income:
   Interest income                                         4.0             3.4              8.0             7.0
   Interest expense                                      (11.6)          (13.4)           (22.6)          (25.7)
   Litigation recoveries/(settlement)                      6.3              --              6.3           (53.0)
   Other, net                                             (0.6)           (1.2)            (1.7)           (3.1)
                                                    ----------       ---------         --------       ---------
        Total other (expenses) income                     (1.9)          (11.2)           (10.0)          (74.8)
                                                    ----------       ---------         --------       ---------
Income (loss) before income taxes                         10.9             8.0              9.1           (85.7)
Provision (benefit) for income taxes                       3.6             2.6              3.2           (25.2)
                                                    ----------       ---------         --------       ---------
 Net income (loss)                                  $      7.3       $     5.4         $    5.9       $   (60.5)
                                                    ==========       =========         ========       =========
 Basic and diluted earnings (loss)
      per common share                              $     0.10       $    0.07         $   0.08       $   (0.82)
                                                    ==========       =========         ========       =========

 Number of shares used in computation
      of basic earnings (loss) per share                  75.2            74.2             75.0            74.1
                                                    ==========       =========         ========       =========

 Number of shares used in computation
      of diluted earnings (loss) per share                75.2            74.4             75.0            74.3
                                                    ==========       =========         ========       =========



   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)



                                                                                                  (Unaudited)
                                                                                                   Six Months
                                                                                                Ended December 31,
                                                                                            ------------------------
                                                                                              1998            1997
                                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $ 5.9         $ (60.5)
   Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
        Depreciation and amortization                                                          33.4            33.7
        Restructuring charges/(payments), net                                                  (3.9)           24.1
        Litigation settlement charge                                                             --            53.0

        Net changes in operating assets and liabilities,
          net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases                       23.3           (39.4)
                Decrease/(increase) in inventories                                             10.0           (10.4)
                Increase in current and deferred income taxes
                       relating to restructuring and litigation charges                          --           (24.7)
                Other operating assets and liabilities, net                                   (23.0)          (28.6)
                                                                                            -------         -------
            Net cash provided by (used in) operating activities                                45.7           (52.8)
                                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (13.3)          (15.0)
   Proceeds from sale of business, net                                                           --             7.4
   Increase in revenue equipment, net of deletions                                            (19.3)          (16.4)
   Additional investment in acquisitions                                                      (11.3)          (10.2)
   Other, net                                                                                   0.5             2.2
                                                                                            -------         -------
            Net cash used in investing activities                                             (43.4)          (32.0)
                                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings/(payments) and other debt                                                  (23.5)           77.3
   Other, net                                                                                   1.6             1.6
                                                                                            -------         -------
            Net cash (used in) provided by financing activities                               (21.9)           78.9
                                                                                            -------         -------

Net decrease in cash                                                                          (19.6)           (5.9)
Cash and cash equivalents at beginning of the year                                            127.0            21.7
                                                                                            -------         -------
Cash and cash equivalents at end of the period                                              $ 107.4         $  15.8
                                                                                            =======         =======



   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

a)       Basis of Presentation

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


b)       Reclassifications

         Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the fiscal 1998 year-end presentation.


c)       Restructuring

         The following table sets forth the details and the activity of the restructuring charge reserves as of December 31, 1998:


                                                          Accrual                               Accrual
                                                         Balance at                            Balance at
                                                          June 30,                              December
                                                            1998           Utilization          31, 1998
                                                                        ------------------
                                                                        Cash      Non-cash
         -------------------------------------------------------------------------------------------------
         Product rationalization, related
              equipment charges and other                  $  1.7      $    --      $ (1.1)     $   0.6
         Closure of facilities and related costs             15.1         (1.4)       (0.1)        13.6
         Employee termination and related costs              10.5         (2.2)         --          8.3
         Non-core business divestitures                      18.8         (0.3)       (0.1)        18.4
         -------------------------------------------------------------------------------------------------
                   Total                                   $ 46.1      $  (3.9)     $ (1.3)     $  40.9
         -------------------------------------------------------------------------------------------------

         The total aggregate cash outlay related to the fiscal 1996, 1997 and 1998 restructuring charges, net of expected proceeds from the divestiture of non-core businesses, was estimated to be approximately $63.3. As of December 31, 1998, the remaining accrual balance relates primarily to expected cash payments the Company will pay over time after the restructuring activity occurs. The restructuring activity is expected to be substantially complete by June 30, 1999, or shortly thereafter, and the Company believes the provisions recorded are adequate to cover the costs associated with these plans.

d)       Customer Receivables

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at December 31, and June 30, 1998 are summarized as follows :



                                                                               December 31                   June 30
                                                                               -----------                  --------

         Trade accounts receivable due in 1 year                                $   309.4                   $  303.9
         Allowance for doubtful accounts                                            (36.6)                     (33.2)
                                                                                ---------                   --------
         Total trade accounts receivable, net                                   $   272.8                   $  270.7
                                                                                =========                   ========

         Deferred receivables                                                   $     6.3                   $    4.9
         Installment receivables                                                     32.5                       38.8
         Allowance for doubtful accounts                                             (4.8)                      (5.6)
         Unearned interest and maintenance                                          (11.3)                     (14.5)
                                                                                ---------                   --------
              Total deferred and installment receivables, net                        22.7                       23.6
         Less:  Amounts due in 1 year, net                                          (17.4)                     (19.0)
                                                                                ---------                   --------
              Total noncurrent deferred and
                 installment receivables, net                                   $     5.3                   $    4.6
                                                                                =========                   ========


         Sales-type leases-minimum lease payments receivable                    $   197.0                   $  225.1
         Allowance for uncollectible minimum lease payments                         (17.9)                     (20.3)
         Unearned interest and maintenance                                          (35.0)                     (40.4)
                                                                                ---------                   --------
             Total sales-type leases, net                                           144.1                      164.4
         Less:  Amounts due in 1 year, net                                          (34.7)                     (36.5)
                                                                                ---------                   --------
             Total noncurrent sales-type leases, net                            $   109.4                   $  127.9
                                                                                =========                   ========
         Total customer receivables                                             $   439.6                   $  458.7
         Less: Amounts due in 1 year, net                                           324.9                      326.2
                                                                                ---------                   --------
         Total noncurrent customer receivables                                  $   114.7                   $  132.5
                                                                                =========                   ========

e)       Inventory

         Inventories are summarized as follows:

                                                                              December 31, 1998            June 30, 1998
                                                                              -----------------            -------------
         Finished goods                                                          $  160.7                      $  165.4
         Parts                                                                       51.0                          56.3
         Work-in-process                                                             14.9                          14.7
                                                                                 --------                      --------
                                                                                    226.6                         236.4
         Less allowance for excess and obsolete inventory                           (31.9)                        (32.8)
                                                                                 --------                      --------
              Total inventories, net                                             $  194.7                      $  203.6
                                                                                 ========                      ========


f)       Benefit Plans

         In June 1998 the Company's Board of Directors approved a Supplemental Employee Retirement Plan ("SERP") for vice president level employees and officers. Selected vice presidents and officers who participated in the other Sensormatic retirement plans (Senior Executive Defined Contribution Retirement Plan, Key Executive Supplemental Retirement Plan and Salary Continuation Plan) and who elect to participate in the new SERP will be paid a benefit equal to the higher of what they would receive under the formula set forth in the SERP or under the former plan. The new SERP for vice presidents and officers is effective July 15, 1998. Additionally, in August 1998 the Company's Board of Directors approved a Supplemental Employee Retirement Plan for director level employees. Selected director level employees who participated in the Company's Key Executive Supplemental Retirement Plan and who elect to participate in the new SERP for director level employees will be paid a benefit equal to the higher of what they would receive under the formula set forth in the SERP or the former Plan. The SERP for director level employees was effective as of January 1, 1999. The Company does not anticipate a material impact on the financial statements as a result of the adoption of these plans.


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

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled

         $100.8 at December 31, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.


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


                                                                 Three Months ended            Six Months ended
                                                                     December 31,                 December 31,
                                                                     ------------                 ------------
                                                                  1998          1997            1998            1997
                                                                  ----          ----            ----            ----
         NUMERATOR:
         Net Income                                              $ 7.3          $ 5.4          $ 5.9          $  (60.5)
                                                                 =====          =====          =====          ========

         DENOMINATOR:
         Basic EPS - weighted average shares                      75.2           74.2           75.0              74.1

         Dilutive effect: Stock options                            0.0            0.2            0.0               0.2
                                                                 -----          -----          -----          --------

         Diluted EPS - weighted average shares                    75.2           74.4           75.0              74.3
                                                                 =====          =====          =====          ========

         Basic earnings per share                                $0.10          $0.07          $0.08          $  (0.82)
                                                                 =====          =====          =====          ========

         Diluted earnings per share                              $0.10          $0.07          $0.08                --  (a)
                                                                 =====          =====          =====          ========

         (a) Excluded as result is anti-dilutive.


i)       Comprehensive Income

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended December 31, 1998 and December 31, 1997, comprehensive income was $5.3 and $3.4, respectively. For the six months ended December 31, 1998 and December 31, 1997, comprehensive income was $15.6 and $(71.6), respectively. At December 31, 1998 and June 30, 1998, accumulated other comprehensive income was $(85.2) and $(95.0), respectively.

j)       Divestitures

         In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business. The Company also agreed in such transaction to sell its monitoring business, which sale was consummated in October 1997. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the six months ended December 31, 1997 were $11.4.

k)       Subsequent Event

         The Company has a 51% interest in a Brazilian joint venture with fiscal 1998 revenues of approximately $30 million. Subsequent to December 31, 1998, the Brazilian currency ("Real") lost value significantly against the U.S. Dollar. As of February 10, 1999, the Real has been devalued approximately 35% against the U.S. Dollar as compared to December 31, 1998. The Company estimates that the change in exchange rates would not have had a material impact on the Consolidated Balance Sheet as of December 31, 1998 nor the Statements of Operations for the three and six months ended December 31, 1998.

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

         The Company has settled the above-referenced consolidated class action. The settlement agreement, requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which had a policy limit of $10.0, and has also been paid $10.0 by one of its two excess directors and officers liability insurers. A pretax charge of $53.0, with an after-tax effect of $37.1, was recorded by the Company for payments made in connection with this settlement in the first quarter of fiscal 1998. During the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.6 after-tax). During the second quarter of fiscal 1999, the Company recorded an insurance recovery of $6.3 ($4.4 after-tax) received pursuant to a settlement agreement reached with the other excess liability insurer.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

         The following discussion of operating results excludes the effects of restructuring and net litigation charges recorded in fiscal 1998, which are discussed in Note 2 and Item 7, respectively, in the Company's 1998 Annual Report on Form 10-K.

         Revenues
         Revenues of $250.4 for the second quarter of fiscal 1999 increased 2.7% compared with revenues of $243.7 for the same period in fiscal 1998. Revenues of $477.6 for the six months ended December 31, 1998 decreased 2.4% compared with revenues of $489.1 for the same period in fiscal 1998. The increase in second quarter revenues, as compared with the same period in fiscal 1998, was due to increases in the Company's North American Retail unit partially offset by decreases in the Company's Europe, International and C/I Worldwide business units. The second quarter and first six months of fiscal 1998 included revenues of $1.8 and $17.4, respectively, from subsequently divested businesses, the largest of which was the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of these non-core businesses, fiscal 1999 revenues increased approximately 3.5% for the second quarter and 1.2% for the first six months, as compared with the same periods in fiscal 1998.

         For the second quarter and first six months of fiscal 1999, North America Retail revenues increased 18.9% and 17.6%, respectively, as compared with the same periods for fiscal 1998. The increase in revenues was attributable to continued large orders and shipments of electronic article surveillance equipment to major retail chains.

         Europe Retail revenues decreased 1.6% and 5.9% for the second quarter and first six months of fiscal 1999, respectively, as compared with the same periods for fiscal 1998. The decrease in Europe Retail revenues continues to be driven by an emphasis on more outright sales rather than sales-type lease revenue and continued pricing pressure on electromagnetic systems. Second quarter revenues reflect improvements in the Company's United Kingdom, Scandinavia and Eastern Europe businesses offset by reductions in France.

         International Retail revenues, which include Latin America and Asia Pacific, decreased 3.4% and 10.2% for the second quarter and first six months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. The overall decrease in International Retail revenues reflects the unfavorable economic conditions in the retail market and weakening currencies which continue to exist in most of the Asian and Latin American countries.

         Revenues generated by C/I Worldwide decreased 11% and 21.5% in the second quarter and first six months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. Excluding the effect on revenues of divested non-core businesses, C/I Worldwide revenues decreased 8.1% and 7.9% in the second quarter and the first six months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. While C/I revenues in North America and Europe indirect were up 5% and 10%, respectively, in the second quarter of fiscal 1999 as compared with the same period of fiscal 1998, overall revenue declines were due principally to worldwide price competition and continued declines in Asia and Latin America resulting from reduced direct business and economic conditions existing in those areas. In light of the lack of revenue growth, during the second quarter of fiscal 1999, steps were taken by the Company to reduce costs and more tightly focus sales and marketing activities around the Company's C/I product offerings.

         Gross Margins, Operating Expenses and Operating Income
         Gross margins on revenues were 41.1% and 41.6% for the three and six month periods ended December 31, 1998, respectively, compared with 46.5% and 45.4% for the comparable periods of the prior year. The decrease in margins was partially due to continued volume discounts on major orders in North America Retail, a higher mix of service revenues at lower margins than product margins and, in Europe Retail, a lower level of sales-type lease revenue which historically has had margins higher than the Company's overall margin. Additionally, continued price competition in the market for electromagnetic systems sold in Europe Retail and global pricing pressure in the market for multiplexers contributed to the decrease in margins. The Company expects margins to improve in upcoming quarters due to improvements in revenue levels and mix, enhanced service profitability and additional expense reductions.

         Selling, general and administrative expenses, as a percentage of total revenues, was 29.2% and 30.4% for the second quarter and first six months of fiscal 1999, respectively, as compared with 31.5% and 34.7% for the comparable periods in fiscal 1998. The decrease in expenses as a percentage of revenues for the second quarter and first six months of fiscal 1999, as compared with the comparable periods of the prior year, reflects the Company's continued effort to implement the headcount and facilities reductions associated with its previously announced restructuring plans and the effect of the cost reductions resulting from an extensive review performed by the Company, beginning in fiscal year 1996, to realign its business. Ongoing cost containment and rationalization efforts are expected to generate lower levels and ratios of selling, general and administrative expense in relation to revenues in the second half of fiscal 1999 as the Company completes the cost reductions outlined in its restructuring plans and further reduces expenses in the current fiscal year. Included in selling, general and administrative expenses for the first six months of fiscal 1998 are incremental charges of $10.8, or 2.2% of revenues, for certain employee separation and contract resolution costs.

         Provision for doubtful accounts, as a percentage of total revenues, was 2.1% in the second quarter and first six months of fiscal 1999, as compared with 2.2% and 2.1% for the same periods in fiscal 1998.

         Research, development and engineering expenses were 2.5% of revenue in the three months ended December 31, 1998 as compared with 2.8% for the same period in fiscal 1998. For the first six months of fiscal 1999, research, development and engineering expenses were 2.8% of revenue as compared with 2.7% for the same period in fiscal 1998.

         Operating income decreased from $19.2 in the second quarter of fiscal 1998 to $12.8 in the second quarter of fiscal 1999. Before restructuring, operating income increased from $18.3 for the first six months of fiscal 1998 to $19.1 for the comparable period in fiscal 1999. The impact of the incremental charges discussed under selling, general and administrative expenses above, and $3.0 of additional incremental charges included in cost of sales, was to reduce operating income by $13.8 million in the first six months of fiscal 1998.

         Other (Expenses) Income and Taxes
         Net interest and other expenses of $8.2 and $16.3 for the second quarter and first six months of fiscal 1999, respectively, reflected a decrease of $3.0 and $5.5, respectively, over the comparable periods of fiscal 1998, excluding litigation settlement charges in the first quarter of fiscal 1998 and insurance recoveries during the second quarter of fiscal 1999. These decreases are primarily due to the decrease in interest expense and improved cash flow from reductions in working capital. Lower debt levels resulted primarily from the use of a portion of the proceeds from the Company's April 1998 preferred stock offering to repay the outstanding balance under the Company's revolving credit line. The second quarter fiscal 1999 insurance recovery of $6.3 ($4.4 after-tax) is related to a settlement agreement reached with one of the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

         The provision for income taxes for the second quarter and first six months of fiscal 1999 and the second quarter of fiscal 1998 is based on an estimated effective annual consolidated tax provision rate of 30.0%. The benefit for income taxes for the first six months of fiscal 1998 is based on an estimated effective annual consolidated tax benefit rate of 30.0%. The tax benefit for the first six months of fiscal 1998 related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported net income of $7.3, or $0.10 per share, and $5.9, or $0.08 per share, for the second quarter and first six months of fiscal 1999, respectively, as compared with net income of $5.4, or $0.07 per share, for the second quarter of fiscal 1998 and a net loss of $60.5, or $0.82 per share, for the first six months of fiscal 1998. Excluding restructuring and litigation charges and associated insurance recoveries, the Company reported net income of $2.9, or $0.04 per share, and $1.5, or $0.02 per share, for the second quarter and first six months of fiscal 1999, respectively, as compared with net income of $5.4, or $0.07 per share, for the second quarter of fiscal 1998 and a net loss of $3.0, or $0.04 per share, for the first six months of fiscal 1998. The foregoing net loss includes the effect of the incremental charges of $13.8 discussed under operating income, above, which had a negative after-tax impact of $9.7 or $0.13 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 1999, cash and cash equivalents decreased $19.6 primarily due to the repayment of debt and expenditures related to revenue equipment, offset by reductions in receivables. For the six month period ended December 31, 1998, cash flow provided by operating activities was $45.7 compared with cash used in operations for the six month period ended December 31, 1997 of $52.8. The improvement in operating cash flow in the six month period ended December 31, 1998 was primarily a result of reduced levels of receivables and inventories in fiscal 1999, as compared with increases in inventory and receivables in the comparable period in fiscal 1998. Included in operating cash flow in the six month period ended December 31, 1998 is an insurance recovery of $6.3 ($4.4 after-tax) related to a settlement agreement reached with one of the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

         In the first six months of fiscal 1999, the Company used $43.4 of cash in investing activities, compared with $32.0 in the first six months of fiscal 1998. The fiscal 1998 amount included $7.4 million of net proceeds from the sale of a non-core business.

         For the six month period ended December 31, 1998, $21.9 of cash was used for financing activities as compared with cash being generated of $78.9 as a result of financing activities during the six month period ended December 31, 1997. The principal use of cash in financing activities during the first six months of fiscal 1999 was to repay approximately $23.5 of debt.

         The Company's percentage of total debt to total capital was 36.5% at December 31, 1998 as compared with 37.9% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 414,532 shares of common stock in payment of the January 4, 1999 dividend on the Preferred Stock.

         The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. See Note k to the Consolidated Condensed Financial Statements for a further discussion of the recent developments regarding the Brazilian currency. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. The $9.8 decrease in currency translation adjustments at December 31, 1998 compared to June 30, 1998, which is reflected in the balance sheet caption "Accumulated other comprehensive income", resulted primarily from the translation of the balance sheets denominated in French francs and Belgian francs, reflecting the weakening of the U.S. dollar relative to such currencies at December 31, 1998. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         The Company requires significant cash flow to meet its debt service and other continuing obligations. As of December 31, 1998, the Company had $526.2 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures and interest on the Senior Notes. At December 31, 1998, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, of which none was utilized, and (iv) receivable securitization facilities. The Company believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

         YEAR 2000 UPDATE

         Year 2000

         Many computer applications, processor chips embedded in many products and computers and operating systems that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their Year 2000 Issues. The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem. In 1996, the Company began a project to implement a global enterprise resource planning system. The Company has completed this implementation at all manufacturing locations and many of the sales and service subsidiaries around the world. This project continues to address the Company's key non-compliant IT systems. Scheduled implementation dates for those remaining locations are as follows:

             Mexico                                         July 1, 1999
             North America                                  July 1, 1999
             United Kingdom                                 September 6, 1999

         The Company's State of Readiness

         The Company centralized its focus on addressing the Year 2000 Issue by establishing a Year 2000 Program Management Office in order to implement a consistent approach to minimizing Year 2000 risks across the Company worldwide. The Company also assigned Project Teams in each Business Unit. The Program Management Office and the Project Teams are assisted by specialists and consultants. The Company's key dates relative to its program focusing on IT and non-IT systems that the Company uses in its business operations are as follows:

             Inventory and assessment completed       March 31, 1999
             All Critical components in testing       May 31, 1999
             Critical components Year 2000 compliant  August 31, 1999
             Address non-critical components          September 30, 1999

         The Company has substantially completed testing of its manufactured products. To aid in communication with the Company's customers and suppliers, the Company has developed an Internet Web site that identifies the current Year 2000 status for each of the Company's products.

         A survey of the Company's suppliers and service providers has begun to insure they are working on this effort and will remain viable suppliers through and after January 1, 2000. The process of evaluating the Year 2000 status of the Company's principal suppliers and service providers will be on-going through the remainder of the calendar year.

         The Costs to Address the Company's Year 2000 Issues

         The cost of implementing the enterprise resource planning system is estimated at $40.0 million. In addition to the enterprise resource planning system, the Company estimates approximately $1.0 million for the cost associated with the Company's Year 2000 project. Remediation efforts are not currently expected to be significant, however, this can not be assured until after the inventory and assessment is completed. Should significant remediation efforts be required, the project cost would exceed $1.0.

         The Risks of the Company's Year 2000 Issues

         The Company presently believes that the Year 2000 issue will not cause material operational problems for the Company. However, if the Company is not successful in identifying all material Year 2000 problems, or its assessment and remediation of identified Year 2000 problems is not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. This risk includes unforeseen delays in the implementation of the Company's enterprise resource planning system. Such interruptions, failures or delays in implementing the enterprise resource planning system could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers or others.

         The Company's Contingency Plans

         The Company expects to have developed by June 30, 1999, or shortly thereafter, a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

         Year 2000 Forward-Looking Statements

         The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant IT and non-IT systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

         PART II.            OTHER INFORMATION

Item 1.  Legal Proceedings

         In connection with the settlement of the Federal Insurance Company ("Federal") action referred to in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 ("Form 10-K"), the Company and Federal have entered into a final settlement agreement and the $6.3 million payable by Federal thereunder in settlement of its insurance obligations has been received by the Company.

         In addition, reference is made to Item 3 of Part I of the Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to the terms of the Preferred Stock, the Company issued approximately 414,532 shares of common stock in payment of the dividend payable, and certain liquidated damages under the registration agreement, on January 4, 1999. (Registration of these shares is not required because no additional consideration was paid therefor.)

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on November 20, 1998. The following business was transacted:

         Three company directors were voted on for re-election. The re-election of James Lineberger and John Ray was voted on by 89% of the outstanding shares with 97% of those voting for both nominees and 3% voting against. The re-election of Thomas Buffett was voted on by 89% of the outstanding shares with 95% of those voting for the nominee and 5% voting against. All three were re-elected for a three year term expiring in the year 2001.

         A proposal to approve the Company's 1999 Stock Incentive Plan, which provides 3.65 million additional shares available for grant, was voted on by 75% of the outstanding shares with 71% of those voting in favor of the proposal and 29% voting against. The proposal was approved. Additionally, there were 320,471 abstention votes.

         A proposal to amend the Company's Directors Stock Option Plan to increase the total number of shares that may be issued under the plan by 350,000 shares was voted on by 75% of the outstanding shares with 72% of those voting in favor of the proposal and 28% voting against. The proposal was approved. Additionally, there were 380,089 abstention votes.

         A stockholder proposal by the New York City Teachers' Retirement System (NYCTRS) that shareholders request the Company's Board of Directors to reinstate the rights of shareholders to take action by written consent and to call special meeting was voted on by 67% of the outstanding shares with 56% of those voting in favor of the proposal and 44% voting against. The proposal was approved. Additionally, there were 6,290,018 abstention votes. After review and consideration of the proposal and the results of the vote, the Board of Directors approved amendments to the By-Laws of the Company which, among other things, provide for the calling of special meetings of stockholders at the request of stockholders. The By-Laws of the Company, as amended, are filed as an exhibit to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

          a)     Exhibits

                  3)       By-Laws of the Company

                 27)       Financial Data Schedule (for SEC use only).

          b)     Reports on Form 8-K:

                           There were no reports on Form 8-K filed during the three - month period ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








                                            SENSORMATIC ELECTRONICS CORPORATION



                                            By  /S/ Garrett E. Pierce
                                                ------------------------------
                                                Garrett E. Pierce
                                                Senior Vice President, Chief
                                                Administrative Officer and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                            Date:    February 16, 1999