Form 10-Q
period 1999-03-31
SENSORMATIC ELECTRONICS CORP
filed 1999-05-17
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT                        ( ) TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended    March 31, 1999                  Commission File No.  1-10739
             -------------------                                   ----------


                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                 DELAWARE                                34-1024665
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                 951 YAMATO ROAD, BOCA RATON, FLORIDA   33431-0700
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

The Registrant had outstanding 75,611,090 shares of Common Stock (par value $.01 per share) as of April 30, 1999.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX
                                      -----

                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 1999

                                                                                                                  Page
                                                                                                                  ----
PART I.       FINANCIAL INFORMATION

        Item 1.       Financial Statements
                           Consolidated Condensed Balance Sheets................................................. 2
                           Consolidated  Condensed Statements of Operations.......................................3
                           Consolidated Condensed Statements of Cash Flows....................................... 4
                           Notes to Consolidated Condensed Financial Statements.................................. 5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations............................................................... 10

        Item 3.       Quantitative and Qualitative Disclosures about
                            Market Risk......................................................................... 17



PART II.      OTHER INFORMATION

        Item 2.       Changes in Securities and Use of Proceeds................................................. 18

        Item 6.       Exhibits and Reports on Form 8-K.......................................................... 19

Signatures...................................................................................................... 20

                       SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                    (In millions, except par value amounts)


                                                                           March 31,   June 30,
                                                                             1999        1998
                                                                          ----------  ---------
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $    143.7  $    127.0
Customer receivables, net                                                      310.7       326.2
Inventories, net                                                               189.5       203.6
Current portion of deferred income taxes                                        36.0        36.2
Other current assets                                                            55.7        43.7
                                                                          ----------  ----------
       TOTAL CURRENT ASSETS                                                    735.6       736.7

Customer receivables - noncurrent, net                                         102.8       132.5
Revenue equipment, net                                                          70.2        69.2
Property, plant and equipment, net                                             138.3       137.2
Costs in excess of net assets acquired, net                                    450.3       465.5
Deferred income taxes                                                          144.1       152.3
Patents and other assets, net                                                  124.4       109.0
                                                                          ----------  ----------
       TOTAL ASSETS                                                       $  1,765.7  $  1,802.4
                                                                          ==========  ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                                           $     83.5  $     33.5
Accounts payable and accrued liabilities                                       129.4       118.5
Other current liabilities and deferred income taxes                            187.6       192.1
                                                                          ----------  ----------
       TOTAL CURRENT LIABILITIES                                               400.5       344.1

Long-term debt                                                                 431.2       515.2
Other noncurrent liabilities and deferred income taxes                          47.1        45.5
                                                                          ----------  ----------
       TOTAL LIABILITIES                                                       878.8       904.8

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                         --          --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                  166.7       166.7
Common stock, $.01 par value, 125.0 shares authorized, 75.3 and 74.4
   shares outstanding at March 31, 1999 and June 30, 1998, respectively        742.3       733.7
Retained earnings                                                              110.3       103.9
Treasury stock at cost and other, 1.7 shares at March 31, 1999
   and June 30, 1998                                                           (11.1)      (11.7)
Accumulated other comprehensive income                                        (121.3)      (95.0)
                                                                          ----------  ----------
       TOTAL STOCKHOLDERS' EQUITY                                              886.9       897.6
                                                                          ----------  ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,765.7  $  1,802.4
                                                                          ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (In millions, except per share amounts)

                                                 Three Months            Nine Months
                                                Ended March 31,        Ended March 31,
                                             --------------------  --------------------
                                                1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Revenues:
   Sales                                     $   203.6  $   199.2  $   594.4  $   610.1
   Rentals                                        11.1       11.4       33.4       36.6
   Installation, maintenance and other            30.8       26.4       95.3       79.4
                                               -------    -------   --------    -------
        Total revenues                           245.5      237.0      723.1      726.1
                                               -------    -------   --------    -------

Cost of Sales:
   Costs of sales                                134.9      127.0      403.3      384.2
   Depreciation on revenue equipment               5.4        4.3       16.0       14.1
                                               -------    -------   --------    -------
        Total cost of sales                      140.3      131.3      419.3      398.3
                                               -------    -------   --------    -------

Gross margin                                     105.2      105.7      303.8      327.8

Operating expenses:
   Selling, general and administrative            66.7       67.6      212.0      237.2
   Provision for doubtful accounts                 5.0        5.2       14.8       15.4
   Restructuring charges                            --         --         --       29.2
   Research, development and engineering           5.9        6.5       19.5       20.0
   Amortization of intangible assets               5.6        5.4       16.4       16.0
                                               -------    -------   --------    -------
        Total operating costs and expenses        83.2       84.7      262.7      317.8
                                               -------    -------   --------    -------
Operating income                                  22.0       21.0       41.1       10.0
                                               -------    -------   --------    -------

Other (expenses) income:
   Interest income                                 4.9        3.6       12.9       10.6
   Interest expense                              (11.0)     (12.7)     (33.5)     (38.3)
   Litigation recoveries/(settlement)               --        7.3        6.3      (45.7)
   Other, net                                     (2.2)      (1.8)      (4.0)      (4.9)
                                               -------    -------   --------    -------
        Total other (expenses) income             (8.3)      (3.6)     (18.3)     (78.3)
                                               -------    -------   --------    -------

Income (loss) before income taxes                 13.7       17.4       22.8      (68.3)

Provision (benefit) for income taxes               4.5        4.4        7.7      (20.8)
                                               -------    -------   --------    -------

 Net income (loss)                             $   9.2    $  13.0   $   15.1    $ (47.5)
                                               =======    =======   ========    =======

 Basic and diluted earnings (loss)
      per common share                         $  0.12    $  0.17   $   0.20    $ (0.64)
                                               =======    =======   ========    =======

 Number of shares used in computation
      of basic earnings (loss) per share          75.5       74.2       75.2       74.2
                                               =======    =======   ========    =======

 Number of shares used in computation
      of diluted earnings (loss) per share        76.0       74.8       75.4         --
                                               =======    =======   ========    =======

The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                                             Nine Months
                                                                            Ended March 31,
                                                                           -----------------
                                                                             1999      1998
                                                                           --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   15.1  $ (47.5)
   Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
        Depreciation and amortization                                          49.1     49.2
        Restructuring charges/(payments), net                                  (7.6)    20.1
        Litigation settlement charge                                             --     35.7

        Net changes in operating assets and liabilities,
          net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases       45.7    (27.1)
                Decrease/(increase) in inventories                             10.4    (36.1)
                Increase in current and deferred income taxes
                 relating to restructuring and litigation charges                --    (22.9)
                Other operating assets and liabilities, net                    (6.3)   (25.7)
                                                                           --------  -------
            Net cash provided by (used in) operating activities               106.4    (54.3)
                                                                           --------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (20.7)   (21.9)
   Proceeds from sale of business, net                                           --      8.2
   Increase in revenue equipment, net of deletions                            (17.6)   (17.5)
   Additional investment in acquisitions                                      (16.9)   (15.2)
   Other, net                                                                   1.1      4.6
                                                                           --------  -------
            Net cash used in investing activities                             (54.1)   (41.8)
                                                                           --------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt, net of repayments                          (33.5)    89.3
   Other, net                                                                  (2.1)     1.4
                                                                           --------  -------
            Net cash (used in) provided by financing activities               (35.6)    90.7
                                                                           --------  -------

Net increase (decrease) in cash and cash equivalents                           16.7     (5.4)
Cash and cash equivalents at beginning of the year                            127.0     21.7
                                                                           --------  -------
Cash and cash equivalents at end of the period                             $  143.7  $  16.3
                                                                           ========  =======


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Dollars in Millions)

1)       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2)       RECLASSIFICATIONS

         Certain amounts in the consolidated condensed financial statements for the nine months ended March 31, 1998 have been reclassified to conform to the fiscal 1998 year-end presentation.

3)       RESTRUCTURING

         The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of March 31, 1999:

1996 Reserve

                                                                        Accrual                                          Accrual
                                                     Utilization       Balance at       Utilization                     Balance at
                                        1996    ----------------------  June 30,   ---------------------     Reserve     June 30,
                                      Provision    Cash     Non-Cash     1996         Cash       Non-Cash  Reallocations   1997
                                      ---------    ----     --------     ----         ----       --------  -------------   ----
Product rationalization, related
equipment charges and other ........  $  45.3     $   --    $ (34.2)   $  11.1       $    --     $ (12.4)    $   2.8       $  1.5
Closure of facilities and related
 costs .............................     23.5       (1.0)      (1.6)      20.9          (1.4)       (6.5)       (7.3)         5.7
Employee termination and related
costs ..............................     16.5      (10.4)      (0.7)       5.4          (6.6)         --         4.5          3.3
Non-core business divestitures .....       --         --         --         --            --          --          --           --
                                      -------    -------    -------    -------       -------      ------     -------       ------
  Total ............................  $  85.3    $ (11.4)   $ (36.5)   $  37.4       $  (8.0)     $(18.9)    $    --       $ 10.5
                                      =======    =======    =======    =======       =======      ======     =======       ======

Less: Inventory write downs recorded
 as component of cost of sales: ....    (19.6)                 10.6       (9.0)                      9.0                       --
                                      -------    -------    -------    -------       -------      ------     -------       ------
  Total ............................  $  65.7    $ (11.4)   $ (25.9)   $  28.4       $  (8.0)     $ (9.9)    $    --       $ 10.5
                                      =======    =======    =======    =======       =======      ======     =======       ======

                                       Accrual                                     Accrual                                Accrual
                                     Balance at                  Utilization      Balance at         Utilization        Balance at
                                       June 30,    1998    ----------------------  June 30,     ---------------------     June 30,
                                        1997     Additions    Cash     Non-Cash     1998          Cash       Non-Cash      1999
                                      ---------  ---------    ----     --------     ----          ----       --------      ----
Product rationalization, related
equipment charges and other ........  $   1.5     $   --    $    --    $  (1.1)      $   0.4     $    --     $    --       $  0.4
Closure of facilities and related
costs ..............................      5.7         --       (0.7)       0.2           5.2        (0.3)         --          4.9
Employee termination and related
costs ..............................      3.3         --       (3.3)        --            --          --          --           --
Non-core business divestitures .....       --         --         --         --            --          --          --           --
                                      -------    -------    -------    -------       -------      ------     -------       ------
  Total ............................  $  10.5    $    --    $  (4.0)   $  (0.9)      $   5.6      $ (0.3)    $    --       $  5.3
                                      =======    =======    =======    =======       =======      ======     =======       ======

Less: Inventory write downs recorded
as a component of cost of sales: ....      --                                             --                                   --
                                      -------    -------    -------    -------       -------      ------     -------       ------
  Total ............................  $  10.5    $    --    $  (4.0)   $  (0.9)      $   5.6      $ (0.3)    $    --       $  5.3
                                      =======    =======    =======    =======       =======      ======     =======       ======

1997/1998 Reserve

                                                Accrual                                  Accrual                        Accrual
                                               Balance at                Utilization    Balance at     Utilization     Balance at
                                        1997    June 30,     1998    ------------------  June 30,  -----------------    June 30,
                                     Provision    1997     Additions  Cash     Non-Cash    1998     Cash    Non-Cash      1999
                                     --------- ---------  ---------   ----     --------    ----     ----    --------      ----
Product rationalization, related
equipment charges and other ........  $   2.9    $  2.9    $    --   $    --   $  (1.6)  $   1.3  $    --    $ (1.1)    $    0.2
Closure of facilities and related
costs ..............................      3.6       3.6        8.8       0.2      (5.6)      7.0     (1.8)     (0.1)         5.1
Employee termination and related
costs ..............................      0.5       0.5       20.4     (10.4)       --      10.5     (5.0)       --          5.5
Non-core business divestitures .....     16.9      16.9         --       2.0      (0.1)     18.8     (0.5)     (0.1)        18.2
                                      -------   -------    -------   -------   -------    ------  -------    ------     --------
  Total ............................  $  23.9   $  23.9    $  29.2   $  (8.2)  $  (7.3)   $ 37.6  $  (7.3)   $ (1.3)    $   29.0
                                      =======   =======    =======   =======   =======    ======  =======    ======     ========

Less: Inventory write downs recorded
as a component of cost of sales:.....    (4.2)     (4.2)                           3.6      (0.6)               0.6           --
                                      -------   -------    -------   -------   -------    ------  -------    ------     --------
  Total ............................  $  19.7   $  19.7    $  29.2   $  (8.2)  $  (3.7)   $ 37.0  $  (7.3)   $ (0.7)    $   29.0
                                      =======   =======    =======   =======   =======    ======  =======    ======     ========



         The total aggregate cash outlay related to the fiscal 1996, 1997 and 1998 restructuring charges, net of expected proceeds from the divestiture of non-core businesses, was estimated to be approximately $63.3. As of March 31, 1999, the remaining accrual balance relates primarily to expected cash payments the Company will pay over time after the restructuring activity occurs.

         The Company is currently in discussions with the Staff of the Securities and Exchange Commission relating to its questioning of the establishment in fiscal 1997 of the restructuring reserve for certain non-core business divestitures. These discussions may result in a reversal of a substantial portion of such reserve which would be reflected in restated financial statements for fiscal 1997. It is also expected that a portion of any such reversed reserve would be re-established in fiscal 1998.


4)       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at March 31, 1999 and June 30, 1998 are summarized as follows :

                                                              March 31          June 30
                                                              --------         --------
         Trade accounts receivable due in 1 year             $   297.1         $  303.9
         Allowance for doubtful accounts                         (33.8)           (33.2)
                                                             ---------         --------
         Total trade accounts receivable, net                $   263.3         $  270.7
                                                             =========         ========

                                                                               March 31                     June 30
                                                                               --------                     -------
         Deferred receivables                                                 $       4.8                   $    4.9
         Installment receivables                                                     32.5                       38.8
         Allowance for doubtful accounts                                             (6.4)                      (5.6)
         Unearned interest and maintenance                                          (12.8)                     (14.5)
                                                                               -----------                 ---------
              Total deferred and installment receivables, net                        18.1                       23.6
         Less:  Amounts due in 1 year, net                                          (14.4)                     (19.0)
                                                                               -----------                 ---------
              Total noncurrent deferred and
                 installment receivables, net                                  $      3.7                  $     4.6
                                                                               ===========                  ========

         Sales-type leases-minimum lease payments receivable                   $    179.1                   $  225.1
         Allowance for uncollectible minimum lease payments                         (14.1)                     (20.3)
         Unearned interest and maintenance                                          (32.9)                     (40.4)
                                                                               -----------                 ---------
             Total sales-type leases, net                                           132.1                      164.4
         Less:  Amounts due in 1 year, net                                          (33.0)                     (36.5)
                                                                               -----------                 ---------
             Total noncurrent sales-type leases, net                           $     99.1                   $  127.9
                                                                               ===========                  ========

         Total customer receivables                                            $    413.5                   $  458.7
         Less: Amounts due in 1 year, net                                           310.7                      326.2
                                                                               -----------                 ---------
         Total noncurrent customer receivables                                 $    102.8                   $  132.5
                                                                               ===========                  ========

5)       INVENTORY

         Inventories are summarized as follows:

                                                                             March 31, 1999                 June 30, 1998
                                                                             --------------                 -------------
         Finished goods                                                          $  156.2                      $  165.4
         Parts                                                                       47.9                          56.3
         Work-in-process                                                             14.3                          14.7
                                                                                ----------                  -----------
                                                                                    218.4                         236.4
         Less allowance for excess and obsolete inventory                           (28.9)                        (32.8)
                                                                                ----------                  -----------
              Total inventories, net                                               $189.5                      $  203.6
                                                                                ==========                  ===========


6)       ACCOUNTS RECEIVABLE FINANCING

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

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $76.1 at March 31, 1999. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

7)       EARNINGS PER SHARE

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

                                                                Three Months ended               Nine Months ended
                                                                    March 31,                      March 31,
                                                             ------------------------     ----------------------------
                                                                1999           1998          1999              1998
                                                             ---------     ----------     ----------        ----------
         NUMERATOR:
         Net Income                                              $ 9.2         $ 13.0         $ 15.1          $ (47.5)
                                                             =========     ==========     ==========        ==========

         DENOMINATOR:
         Basic EPS - weighted average shares                      75.5           74.2           75.2              74.2

         Dilutive effect: Stock options                            0.5            0.6            0.2               0.3
                                                             ---------     ----------     ----------        ----------

         Diluted EPS - weighted average shares                    76.0           74.8           75.4              74.5
                                                             =========     ==========     ==========        ==========

         Basic earnings per share                                $0.12          $0.17          $0.20          $ (0.64)
                                                             =========     ==========     ==========        ==========
         Diluted earnings per share                              $0.12          $0.17          $0.20               -- (a)
                                                             =========     ==========     ==========        ==========

----------------------

         (a) Excluded as result is anti-dilutive.

8)       COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended March 31, 1999 and March 31, 1998, comprehensive income was $(26.9) and $18.6, respectively. For the nine months ended March 31, 1999 and March 31, 1998, comprehensive income was $(11.3) and $(53.0), respectively.

9)       DIVESTITURES

         In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business. The Company also agreed in such transaction to sell its monitoring business, which sale was consummated in October 1997. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the nine months ended March 31, 1998 were $11.4.

10)      LITIGATION AND OTHER MATTERS

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

         RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

         The following discussion of operating results excludes the effects of restructuring and net litigation charges recorded in fiscal 1998, which are discussed in Note 2 and Item 7, respectively, in the Company's 1998 Annual Report on Form 10-K.

         REVENUES

         Revenues of $245.5 for the third quarter of fiscal 1999 increased 3.6% compared with revenues of $237.0 for the same period in fiscal 1998. The increase in third quarter revenues, as compared with the same period in fiscal 1998, was due to increases in the Company's North American Retail unit partially offset by decreases in the Company's Europe, International and C/I Worldwide business units. Revenues of $723.1 for the nine months ended March 31, 1999 were relatively unchanged compared with revenues of $726.1 for the same period in fiscal 1998. The results for the nine months ended March 31, 1999, as compared with the same period in fiscal 1998, reflect increases in the Company's North American Retail unit offset by decreases in the Company's Europe, International and C/I Worldwide business units. The first nine months of fiscal 1998 included revenues of $17.4 from subsequently divested businesses, the largest of which was the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of these non-core businesses, fiscal 1999 revenues increased approximately 2.0% for the first nine months, as compared with the same period in fiscal 1998.

         For the third quarter and first nine months of fiscal 1999, North America Retail revenues increased 21.7% and 19.0%, respectively, as compared with the same periods for fiscal 1998. The increase in revenues was attributable to significant increases in sales of electronic article surveillance equipment, primarily Ultra*Max technology, to major retail chains.

         Europe Retail revenues decreased 7.0% and 6.3% for the third quarter and first nine months of fiscal 1999, respectively, as compared with the same periods for fiscal 1998. The decrease in Europe Retail revenues, occurring primarily in southern Europe, was due primarily to an emphasis on more outright sales rather than sales-type lease revenue and the competitive challenges in that area, relating to sales of electro-magnetic technology products.

         International Retail revenues, which include Latin America and Asia Pacific, decreased 8.2% and 9.5% for the third quarter and first nine months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. The overall decrease in International Retail revenues reflects the unfavorable macro economic conditions in most of the Asian and Latin American countries.

         Revenues generated by C/I Worldwide decreased 6.9% and 16.9% in the third quarter and first nine months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. Excluding the effect on revenues of divested non-core businesses, C/I Worldwide revenues decreased 6.9% and 8.4% in the third quarter and the first nine months of fiscal 1999, respectively, as compared with the same periods of fiscal 1998. Overall revenue declines in the third quarter of fiscal 1999, as compared with the same period of fiscal 1998, were due principally to continued declines in International C/I resulting from macro economic conditions existing in that area along with a reduced emphasis on the sale of direct C/I products and services.

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

         Gross margins on revenues were 42.9% and 42.0% for the three and nine month periods ended March 31, 1999, respectively, compared with 44.6% and 45.1% for the comparable periods of the prior year. The decrease in margins was due to continued volume discounts on major orders in North America Retail and a higher mix of service revenues at lower margins than product margins. Gross margins for the three month period ended March 31, 1999 were 42.9% compared to 41.1% for the three month period ended December 31, 1998. The Company expects a continued sequential improvement in margins in the upcoming quarter from the current quarter due to typically high capacity utilization and a high percentage of product sales relative to lower-margin service revenues during this period.

         Selling, general and administrative expenses, as a percentage of total revenues, was 27.2% and 29.3% for the third quarter and first nine months of fiscal 1999, respectively, as compared with 28.5% and 32.7% for the comparable periods in fiscal 1998. The decrease in expenses as a percentage of revenues for the third quarter and first nine months of fiscal 1999, as compared with the comparable periods of the prior year, reflects the Company's continued effort to implement the headcount and facilities reductions associated with its previously announced restructuring plans and the impact of the Company's focused programs to improve profitability. Ongoing cost containment and rationalization efforts are expected to generate lower levels and ratios of selling, general and administrative expense in relation to revenues in the fourth quarter of fiscal 1999 as the Company completes the cost reductions outlined in its restructuring plans and further reduces expenses in the current fiscal year. Included in selling, general and administrative expenses for the first nine months of fiscal 1998 are incremental charges of $10.8, or 1.5% of revenues, for certain employee separation and contract resolution costs.

         Provision for doubtful accounts, as a percentage of total revenues, was 2.0% in the third quarter and first nine months of fiscal 1999, as compared with 2.2% and 2.1%, respectively, for the same periods in fiscal 1998.

         Research, development and engineering expenses were 2.4% of revenue in the three months ended March 31, 1999 as compared with 2.7% for the same period in fiscal 1998. For the first nine months of fiscal 1999, research, development and engineering expenses were 2.7% of revenue, as compared with 2.8% for the same period in fiscal 1998.

         Operating income increased from $21.0 in the third quarter of fiscal 1998 to $22.0 in the third quarter of fiscal 1999. Before restructuring, operating income increased from $39.2 for the first nine months of fiscal 1998 to $41.1 for the comparable period in fiscal 1999. The impact of the incremental charges discussed under selling, general and administrative expenses above, and $3.0 of additional incremental charges included in cost of sales, was to reduce operating income by $13.8 million in the first nine months of fiscal 1998.

         OTHER (EXPENSES) INCOME AND TAXES

         Net interest and other expenses of $8.3 and $24.6 for the third quarter and first nine months of fiscal 1999, respectively, reflected a decrease of $2.6 and $8.0, respectively, from the comparable periods of fiscal 1998, excluding litigation settlement charges and insurance recoveries in the first quarter and the third quarter of fiscal 1998, respectively, and insurance recoveries during the second quarter of fiscal 1999. These net decreases are primarily due to decreases in interest expense and increases in interest income. Lower debt levels resulted primarily from the use of a portion of the proceeds from the Company's April 1998 preferred stock offering to repay the outstanding balance under the Company's revolving credit line. Additionally, improvements in the Company's cash flow during fiscal 1999 have contributed to the reduction in interest expense. The third quarter fiscal 1998 insurance recovery of $7.3 ($5.5 after tax) and the second quarter fiscal 1999 insurance recovery of $6.3 ($4.4 after-tax) are related to settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

         The provision for income taxes for the third quarter and first nine months of fiscal 1999 is based on an estimated effective annual consolidated tax provision rate of 30.0%. The provision for income taxes for the third quarter of fiscal 1998 and the benefit for income taxes for the first nine months of fiscal 1998 are based on an estimated effective annual consolidated tax rate of 32.0%. The tax benefit for the first nine months of fiscal 1998 related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported net income of $9.2, or $0.12 per share, and $15.1, or $0.20 per share, for the third quarter and first nine months of fiscal 1999, respectively, as compared with net income of $13.0, or $0.17 per share, for the third quarter of fiscal 1998 and a net loss of $47.5, or $0.64 per share, for the first nine months of fiscal 1998. Excluding restructuring and litigation charges and associated insurance recoveries, the Company reported net income of $9.2, or $0.12 per share, and $10.8, or $0.14 per share, for the third quarter and first nine months of fiscal 1999, respectively, as compared with net income of $7.5, or $0.10 per share, and $4.4, or $0.06 per share, for the third quarter and first nine months of fiscal 1998, respectively. The results for the nine months of fiscal 1998 include the effect of the incremental charges of $13.8 discussed under operating income, above, which had a negative after-tax impact of $9.7 or $0.13 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 1999, cash and cash equivalents increased $16.7 primarily due to an increase in net income (adjusted for non cash items) and a decrease in receivables and inventories, offset by the repayment of debt and expenditures related to capital equipment and revenue equipment. For the nine month period ended March 31, 1999, cash flow provided by operating activities was $106.4 compared with cash used in operations for the nine month period ended March 31, 1998 of $54.3. The improvement in operating cash flow in the nine month period ended March 31, 1999 was primarily a result of reduced levels of receivables and inventories in fiscal 1999, as compared with increases in inventory and receivables in the comparable period in fiscal 1998. Included in operating cash flow in the first nine months of fiscal 1998 is a net insurance recovery of $7.3 ($5.5 after-tax) and in the first nine months of fiscal 1999 an insurance recovery of $6.3 ($4.4 after-tax) related to settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

         In the first nine months of fiscal 1999, the Company used $54.1 of cash in investing activities, compared with $41.8 in the first nine months of fiscal 1998. The fiscal 1998 amount included $8.2 million of net proceeds from the sale of a non-core business.

         For the nine month period ended March 31, 1999, $35.6 of cash was used for financing activities as compared with cash being generated of $90.7 as a result of financing activities during the nine month period ended March 31, 1998. The principal use of cash in financing activities during the first nine months of fiscal 1999 was to repay approximately $33.5 of debt.

         The Company's percentage of total debt to total capital was 36.7% at March 31, 1999 as compared with 37.9% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 295,059 shares of common stock in payment of the April 1, 1999 dividend on the Preferred Stock.

         The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. The $26.3 increase in currency translation adjustments at March 31, 1999 compared to June 30, 1998, which is reflected in the balance sheet caption "Accumulated other comprehensive income", resulted primarily from the strengthening of the U.S. dollar relative to European currencies at March 31, 1999. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         The Company requires significant cash flow to meet its debt service and other continuing obligations. As of March 31, 1999, the Company had $514.7 million of total indebtedness outstanding of which $83.5 was due within 12 months. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures and interest on the Senior Notes. At

         March 31, 1999, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, which remains fully available, and (iv) receivable securitization facilities. The Company believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

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

             Mexico                                           July 31, 1999
             North America                                    July 31, 1999
             United Kingdom                                   September 6, 1999

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

             Inventory and assessment completed        May 31, 1999
             All Critical components in testing        June 30, 1999
             Critical components Year 2000 compliant   August 31, 1999
             Address non-critical components           September 30, 1999

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

         The Costs to Address the Company's Year 2000 Issues

         The cost of implementing the enterprise resource planning system is estimated at $40.0 million. In addition to the enterprise resource planning system, the Company currently estimates approximately $1.0 million for the cost associated with the Company's Year 2000 project. Remediation efforts are not currently expected to be significant; however, this cannot be assured until after the inventory and assessment is completed. Should significant remediation efforts be required, the project cost would exceed $1.0 million.

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

         PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the terms of the Preferred Stock, the Company issued approximately 295,059 shares of common stock in payment of the dividend payable, and certain liquidated damages under the registration agreement, on April 1, 1999. (Registration of these shares is not required because no additional consideration was paid therefor.)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a)     Exhibits

                  10a) Vice President Level Employees and Officers Supplemental Employee Retirement Plan and representative forms of agreement thereunder.

                  27)          Financial Data Schedule (for SEC use only).

           b)     Reports on Form 8-K:

                               On March 2, 1999, the Company filed a current report on Form 8-K with respect to a change in the Company's certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                       SENSORMATIC ELECTRONICS CORPORATION

                       By     /s/ Garrett E. Pierce
                              ----------------------------------------
                              Garrett E. Pierce
                              Senior Vice President,    Chief
                              Administrative Officer and
                              Chief Financial Officer
                              (Principal Financial Officer)

                       Date:  May 17, 1999