Form 10-Q/A
period 1997-09-30
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q/A-1

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended   SEPTEMBER 30, 1997                 Commission File No.  1-10739
             -----------------------                                 ----------


                      SENSORMATIC ELECTRONICS CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                                  34-1024665
------------------------------------------------                ---------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
 organization)


              951 YAMATO ROAD, BOCA RATON, FLORIDA              33431-0700
            ----------------------------------------            ----------
            (Address of principal executive offices)            (Zip Code)

                                 (561) 989-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       SAME
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X   .      No        .
                               -------         --------

The Registrant had outstanding 74,328,433 shares of Common Stock (par value $.01 per share) as of October 31, 1997.

                      SENSORMATIC ELECTRONICS CORPORATION

                                     INDEX

                                 FORM 10-Q/A-1

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

PART II.      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K...................................................... 18

Signatures            ...................................................................................... 19



                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                                                      (Unaudited)
                                                                                      September 30,    June 30,
                                                                                          1997           1997
                                                                                      -------------    ---------
                                                                                (Restated - See Note 2)
                                                   ASSETS
Current assets:
Cash and cash equivalents                                                                 $ 25.1         $ 21.7
Customer receivables                                                                       333.2          303.6
Inventories, net                                                                           202.2          199.6
Current portion of deferred income taxes                                                    43.0           42.9
Other current assets                                                                        49.3           54.4
                                                                                    -------------  -------------
       TOTAL CURRENT ASSETS                                                                652.8          622.2

Customer receivables - noncurrent                                                          132.5          138.5
Revenue equipment, net                                                                      69.5           66.8
Property, plant and equipment, net                                                         138.2          145.5
Costs in excess of net assets acquired, net                                                476.3          482.7
Deferred income taxes                                                                      127.1          102.5
Patents and other assets, net                                                               85.0           88.4
                                                                                    -------------  -------------
       TOTAL ASSETS                                                                     $1,681.4       $1,646.6
                                                                                    =============  =============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                           $ 65.8         $ 21.8
Accounts payable and accrued liabilities                                                   116.9          126.1
Other current liabilities and deferred income taxes                                        251.5          184.5
                                                                                    -------------  -------------
       TOTAL CURRENT LIABILITIES                                                           434.2          332.4

Long-term debt                                                                             504.2          501.5
Other noncurrent liabilities and deferred income taxes                                      37.6           39.8
                                                                                    -------------  -------------
       TOTAL LIABILITIES                                                                   976.0          873.7


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued                          --             --
Common stock, $.01 par value, 125.0 shares authorized, 74.3 shares
                      outstanding at September 30, 1997 and June 30, 1997                  730.5          730.5
Retained earnings                                                                           85.1          143.7
Treasury stock at cost and other, 1.7 shares at September 30, 1997
                   and June 30, 1997                                                       (13.8)         (14.0)
Currency translation adjustments                                                           (96.4)         (87.3)
                                                                                    -------------  -------------
       TOTAL STOCKHOLDERS' EQUITY                                                          705.4          772.9
                                                                                    -------------  -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,681.4       $1,646.6
                                                                                    =============  =============


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)


                                                                        (Unaudited)
                                                                -----------------------------
                                                                     Three Months Ended
                                                                       September 30,
                                                                -----------------------------
                                                                   1997              1996
                                                                -----------       -----------
                                                          (Restated - See Note 2)
Revenues:
   Sales                                                        $     204.5        $   205.0
   Rentals                                                             12.6             12.5
   Installation, maintenance and other                                 28.3             28.5
                                                                -----------        ---------
        Total revenues                                                245.4            246.0
                                                                -----------        ---------
Operating costs and expenses:
   Costs of sales                                                     131.8            130.1
   Depreciation on revenue equipment                                    4.9              4.6
                                                                -----------        ---------
        Total cost of sales                                           136.7            134.7
                                                                -----------        ---------

Gross margin                                                          108.7            111.3

Operating expenses:
   Selling, general and administrative                                 92.9             86.2
   Provision for doubtful accounts                                      5.0              4.2
   Restructuring charges                                               17.2               --
   Research, development and engineering                                6.5              5.4
   Amortization of intangible assets                                    5.2              4.6
                                                                -----------        ---------
        Total operating costs and expenses                            126.8            100.4
                                                                -----------        ---------
Operating (loss) income                                               (18.1)            10.9
                                                                -----------        ---------
Other (expenses) income:
   Interest income                                                      3.6              4.3
   Interest expense                                                   (12.3)           (11.6)
   Litigation settlement                                              (53.0)              --
   Other, net                                                          (1.9)            (0.7)
                                                                -----------        ---------
        Total other (expenses) income                                 (63.6)            (8.0)
                                                                -----------        ---------
(Loss) Income before income taxes                                     (81.7)             2.9
(Benefit) Provision for income taxes                                  (23.1)             0.8
                                                                -----------        ---------
 Net (loss) income                                              $     (58.6)       $     2.1
                                                                ===========        =========
 Basic and Diluted (loss) earnings per common share             $     (0.79)       $    0.03
                                                                ===========        =========
 Cash dividends per common share                                $        --        $   0.055
                                                                ===========        =========

 Common shares used in computation
      of (loss) earnings per common share                              74.3             74.0
                                                                ===========        =========





   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                                                                (Unaudited)
                                                                                               Three Months
                                                                                            Ended September 30,
                                                                                   --------------------------------------
                                                                                       1997                    1996
                                                                                   --------------          --------------
                                                                              (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                   $  (58.6)                $   2.1
   Adjustments to reconcile net (loss) income to net cash
                 used in operating activities:
        Depreciation and amortization                                                      17.0                    14.6
        Restructuring charges, net                                                         14.2                    (1.6)
        Litigation settlement charge                                                       53.0                      --

        Net changes in operating assets and liabilities,
                       net of effects of acquisitions and divestitures:
                Increase in receivables and sales-type leases                             (27.9)                  (27.9)
                Increase in inventories                                                    (7.4)                   (3.3)
                Increase in current and deferred income taxes
                     relating to restructuring and litigation charges                     (20.0)                     --
                Other operating assets and liabilities, net                                (0.9)                  (32.3)
                                                                                   --------------          --------------
            Net cash used in operating activities                                         (30.6)                  (48.4)
                                                                                   --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (6.5)                  (12.9)
   Proceeds from sale of business, net                                                      4.5                      --
   Increase in revenue equipment, net of deletions                                         (8.5)                   (7.4)
   Additional investment in acquisitions                                                   (4.5)                   (5.2)
   Other, net                                                                               1.9                     3.2
                                                                                   --------------          --------------
            Net cash used in investing activities                                         (13.1)                  (22.3)
                                                                                   --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt                                                          46.9                    21.1
   Proceeds from issuance of common stock under employee
                    benefit plans and for acquisitions                                       --                     2.7
   Dividends paid                                                                            --                    (4.1)
   Other, net                                                                               0.2                      --
                                                                                   --------------          --------------
            Net cash provided by financing activities                                      47.1                    19.7
                                                                                   --------------          --------------

Net increase (decrease) in cash                                                             3.4                   (51.0)
Cash and cash equivalents at beginning of the year                                         21.7                   113.7
                                                                                   --------------          --------------
Cash and cash equivalents at end of the period                                           $ 25.1                 $  62.7
                                                                                   ==============          ==============


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

2)       RESTATEMENT OF FINANCIAL STATEMENTS

         In May 1997, the Company agreed in principle with Pinkertons Inc. ("Pinkertons") to the principal terms of the sale of the Company's U.S. commercial/industrial direct sales and service business subject to completion of due diligence and definitive agreements.

         During the fourth quarter of fiscal 1997, the Company recognized a $12.0 restructuring liability for estimated losses due to the Company's plan to sell this business. In August 1997, the Company discontinued negotiations with Pinkertons due to the companies' inability to reach mutually acceptable terms.

         In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business to Securities Technology Group ("STG"). Unlike the Pinkertons transaction, as one of the terms of the sale, the Company is required to reimburse STG for costs to complete certain jobs in process if those costs exceed defined amounts. The Company originally retained the $12.0 restructuring liability as an estimate of losses under its new agreement with STG which the Company viewed as addressing the same underlying business and risk profile as in the Pinkertons agreement in principle.

         In connection with a review of its financial statements incorporated by reference in the Company's pending registration statement registering the Company's 6 1/2% Convertible Preferred Stock and related Depository Shares, the Company has determined that all of the requirements to recognize the indicated loss under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", were not met as a result of the new agreement with STG. Accordingly, the $12.0 liability for estimated losses due to the Company's plan to sell this business which was originally recorded during the fourth quarter of fiscal 1997 was reversed in the first quarter of fiscal 1998. The Company's consolidated financial statements for the quarter ended September 30, 1997 have been restated to include the effects of reversing this liability. Any probable losses associated with the Company's sale of this business to STG will be recognized in future periods when reasonably estimable. The effects of this adjustment on the Company's previously reported consolidated financial statements for the quarter ended September 30, 1997 are as follows:

       Consolidated Condensed Statements of Operations:


                                                                 Quarter Ended
                                                               September 30, 1997
                                                     -------------------------------------
                                                     As Reported               As Restated
                                                     -----------               -----------
         Restructuring Charges                         $ 29.2                     $ 17.2
         Operating loss                                $(30.1)                    $(18.1)
         Loss from continuing operations               $(65.9)                    $(58.6)
         Net loss                                      $(65.9)                    $(58.6)
         Basic and diluted loss per share              $ (.89)                    $ (.79)


       Consolidated Condensed Balance Sheets:


                                                               September 30, 1997
                                                     -------------------------------------
                                                     As Reported               As Restated
                                                     -----------               -----------
         Total assets                                 $1,683.1                   $1,681.4
         Total current liabilities                    $  443.2                   $  434.2
         Total shareholders' equity                   $  698.1                   $  705.4



3)      RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. During the fourth quarter of fiscal 1997, the Company announced additional restructuring activities principally pertaining to workforce reductions in the Company's European operations and the divestiture of non-core businesses. The restructuring charges recorded in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, net of the reversal of $12.0 million described in Note 2, totaled $44.0 million with an after-tax impact of $29.0 million. Included in the total of $44.0 million were inventory write-downs related to restructuring activities of $4.2 million which were recorded in "cost of sales".

         The following table sets forth the details and the activity of the restructuring charge reserves as of September 30, 1997:

1996 Reserve

                                                                       Accrual                                       Accrual
                                                     Utilization      Balance at     Utilization                    Balance at
                                       1996       -----------------    June 30,   -----------------    Reserve       June 30,
                                     Provision    Cash     Non-Cash      1996      Cash    Non-Cash  Reallocations     1997
                                     ---------    ----     --------   ----------  -----    --------  -------------  ----------
Product rationalization, related
  equipment charges and other......   $ 45.3      $   --    $(34.2)     $11.1      $  --    $(12.4)     $ 2.8           $ 1.5
Closure of facilities and
  related costs....................     23.5        (1.0)     (1.6)      20.9       (1.4)     (6.5)      (7.3)            5.7
Employee termination and related
  costs............................     16.5       (10.4)     (0.7)       5.4       (6.6)       --        4.5             3.3
                                      ------      ------    ------      -----      -----    ------      -----           -----
    Total..........................   $ 85.3      $(11.4)   $(36.5)     $37.4      $(8.0)   $(18.9)     $  --           $10.5
                                      ======      ======    ======      =====      =====    ======      =====           =====

Inventory write downs
  recorded as a component of
  cost of sales(2).................    (19.6)                 10.6       (9.0)                 9.0                         --
                                      ------      ------    ------      -----      -----    ------      -----           -----
    Total..........................   $ 65.7      $(11.4)   $(25.9)     $28.4      $(8.0)   $ (9.9)     $  --           $10.5
                                      ======      ======    ======      =====      =====    ======      =====           =====



1996 Reserve (continued)

                                                Accrual                                Accrual
                                               Balance at           Utilization       Balance at
                                                June 30,       -------------------   September 30,
                                                  1997         Cash       Non-Cash       1997
                                               ---------       ----       --------    ----------
Product rationalization, related
  equipment charges and other................    $ 1.5        $  --         $  --        $1.5
Closure of facilities and related costs......      5.7         (0.4)          0.2         5.5
Employee termination and  related costs......      3.3         (1.3)           --         2.0
                                                 -----        -----         -----        ----
    Total....................................    $10.5        $(1.7)        $ 0.2        $9.0
                                                 =====        =====         =====        ====






1997/1998 Reserve(1)

                                                   Accrual                                                     Accrual
                                                 Balance at          1998                Utilization          Balance at
                                       1997        June 30,        Additions          -----------------      September 30,
                                     Provision      1997          (Reversals)         Cash       Non-Cash        1997
                                     ---------    ---------       -----------         -----      --------    -------------
Product rationalization, related
  equipment charges and other......   $ 2.9        $ 2.9            $  --             $  --      $(1.4)          $ 1.5
Closure of facilities and
  related costs....................     6.5          6.5              8.8                         (1.3)           14.0
Closure of facilities(2)...........      --         (2.9)                                                         (2.9)
Employee termination and related
  costs............................     0.5          0.5             20.4              (1.3)        --            19.6
Non-core business divestitures.....    16.9         16.9            (12.0)               --         --             4.9
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $23.9            $17.2             $(1.3)     $(2.7)          $37.1
                                      =====        =====            =====             =====      =====           =====

Inventory write downs recorded
  as a component of
  cost of sales(2).................      --         (4.2)                                          0.9            (3.3)
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $19.7            $17.2             $(1.3)     $(1.8)          $33.8
                                      =====        =====            =====             =====      =====           =====

---------------------------------

(1) Certain amounts related to non-core business divestitures have been restated. See Note 2.

(2)   Amounts classified directly to the impaired assets.

4)      CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at September 30, 1997 and June 30, 1997 are summarized as follows :


                                                                               September 30                   June 30
                                                                               ------------                  --------
         Accounts receivable                                                    $   315.5                   $  291.2
         Allowance for doubtful accounts                                            (38.2)                     (39.6)
                                                                                ---------                   --------
              Total accounts receivable, net                                    $   277.3                   $  251.6
         Less:  Amounts due in 1 year, net                                         (276.9)                    (251.6)
                                                                                ---------                   --------
             Total noncurrent accounts receivable , net                         $      .4                   $     --
                                                                                =========                   ========
         Deferred receivables                                                   $     8.0                   $    7.3
         Installment receivables                                                     48.3                       46.0
         Allowance for doubtful accounts                                            (10.2)                      (7.8)
         Unearned interest and maintenance                                          (17.3)                     (18.0)
                                                                                ---------                   --------
              Total deferred and installment receivables, net                        28.8                       27.5
                                                                                ---------                   --------
         Less:  Amounts due in 1 year, net                                          (22.6)                     (17.6)
                                                                                ---------                   --------
              Total noncurrent deferred and
                 installment receivables, net                                   $     6.2                   $    9.9
                                                                                =========                   ========

         Sales-type leases-minimum lease payments receivable                    $   210.5                   $  215.5
         Allowance for uncollectible minimum lease payments                         (17.9)                     (16.4)
         Unearned interest and maintenance                                          (33.0)                     (36.1)
                                                                                ---------                   --------
             Total sales-type leases, net                                           159.6                      163.0
                                                                                ---------                   --------
         Less:  Amounts due in 1 year, net                                          (33.7)                     (34.4)
                                                                                ---------                   --------
             Total noncurrent sales-type leases, net                            $   125.9                   $  128.6
                                                                                =========                   ========
         Total customer receivables                                             $   465.7                   $  442.1
         Less: Amounts due in 1 year, net                                           333.2                      303.6
                                                                                ---------                   --------
         Total noncurrent customer receivables                                  $   132.5                   $  138.5
                                                                                =========                   ========

5)      ACCOUNTS RECEIVABLE FINANCING

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

6)      INVENTORY

         Inventories are summarized as follows:


                                                                            SEPTEMBER 30, 1997              JUNE 30, 1997
                                                                            ------------------              -------------
         Finished goods                                                         $   154.2                    $    145.0
         Parts                                                                       56.8                          58.8
         Work-in-process                                                             22.2                          24.9
                                                                                ---------                    ----------
                                                                                    233.2                         228.7
         Less allowance for excess and obsolete inventory                           (31.0)                        (29.1)
                                                                                ---------                    ----------
              Total inventories, net                                            $   202.2                    $    199.6
                                                                                =========                    ==========


7)      DIVESTITURES

         In September 1997, the Company sold its U.S commercial/industrial direct sales and service business to Securities Technology Group ("STG") for total proceeds of $10.5. The Company also agreed in such transaction to sell its monitoring business, which was consummated in October 1997. The Company retained ownership of all of the accounts receivable related to these operations totaling approximately $30.7.

         As one of the terms of the sale, the Company is required to reimburse STG for costs to complete certain jobs in process if those costs exceed defined amounts. While there is no stated "cap" or limit on the amount the Company is obligated to pay the buyer under this provision, the range of the probable loss that may be incurred by the Company under this provision is estimated to be between $4.7 and $8.0. No gain on the sale has been recognized pending the outcome of this uncertainty.

         The U.S. commercial/industrial direct sales and service business had annual sales of approximately $80.0. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the three months ended September 30, 1997 were $11.4.

8)      FINANCIAL INSTRUMENTS

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

         At September 30, 1997, the Company was a party to the following significant interest rate agreements:


          Notional                Expiration               Fixed Rate                           Floating Rate
          Amount                   Date                    to be Paid                           to be Received
--------------------------------------------------------------------------------------------------------------
            $5.0               May 1999                       7.75%                              1 Month LIBOR
             4.5               September 1999                 5.84%                              1 Month LIBOR
             5.0               May 2000                       6.16%                              1 Month LIBOR
             1.8               April 2000                     6.58%                              1 Month LIBOR
             1.0               April 1999                     4.60%                              1 Month LIBOR
             0.9               August 1998                    4.80%                              1 Month LIBOR
             0.7               May 1998                       4.94%                              1 Month LIBOR
             0.5               March 1999                     4.65%                              1 Month LIBOR
--------------------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at September 30, 1997 were 6.3% and 5.7%, respectively.

         In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of September 30, 1997 the notional amount of this interest rate swap agreement was Pounds 52.1 million. The interest rate agreement will expire when the underlying receivables are paid down. At September 30, 1997 the floating rate to be paid by the Company is the one month Fed AA commercial paper composite rate and the fixed rate to be received is approximately 10.5%.

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

         At September 30, 1997, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                           1998        1999
-----------------------------------------------------------------------------
                  French Francs                           $ 57.1      $   9.3
                  British Pounds                            28.8          2.7
                  German Marks                              79.2         10.7
                  Italian Lire                              46.7           --
                  Other                                     29.0           --
-----------------------------------------------------------------------------
                           Total                          $240.8      $  22.7
-----------------------------------------------------------------------------

9)      LITIGATION AND OTHER MATTERS

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

         The Company has reached an agreement to settle the above-referenced class actions. The agreement provides, among other things, for the payment by the Company of approximately $53.0. The agreement will be submitted to the Court for approval. The Company expects to recover a portion of the settlement and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0. In addition, the Company is seeking payment from its excess insurance carriers having combined policy limits of $20.0. As noted above, the Company is currently in litigation with such excess carriers. A pretax charge of $53.0, with an after-tax effect of $37.0, has been recorded by the Company for payments to be made in connection with this settlement.

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

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         The following discussion of operating results excludes the effects of restructuring charges (and the reversal of certain of such charges) and net litigation charges recorded in fiscal 1998, which are discussed in the Notes to Consolidated Condensed Financial Statements included herein.

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

         Revenues generated by the Commercial/Industrial Worldwide Operations ("C/I Worldwide") decreased 13.6% in the first quarter of fiscal 1998 as compared to fiscal 1997. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales business. Excluding the effect on revenues of non-core businesses, C/I Worldwide indirect revenues increased 19.0% in the first quarter of fiscal 1998 as compared with the same period of fiscal 1997.

         In September 1997, the Company sold its U.S. commercial/industrial systems integration business which had annual fiscal year 1997 sales of approximately $80.0, to Securities Technologies Group ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, which was consummated in October 1997.

         For the first quarter of fiscal 1998, North America Retail revenues increased 12.8% as compared to the same period for fiscal 1997. Market penetration continues to increase in the following markets: hardware, music, sporting goods, cosmetics, fragrances, discounters, mass merchants and hypermarkets. Excluding the effect on revenues of non-core businesses, North America Retail revenues increased 16.0% in the first quarter of fiscal 1998 as compared with the same period from fiscal 1997. In addition, source tagging unit label volume increased 64.0% for the first quarter of 1998 as compared to the same period of fiscal 1997.

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

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

         Gross margins on revenues were 44.3% for the three month period ended September 30, 1997 compared with 45.2% for the comparable periods of the prior year. Included in cost of sales for the three month period ended September 30, 1997 is $3.0 of incremental charges (margin impact of 1.2%) related to the Company's extensive review of its balance sheet.

         Selling, general and administrative expenses, as a percentage of total revenues, was 37.9% for the first quarter of fiscal 1998 as compared to 35.0% for the comparable periods in fiscal 1997. Included in selling, general and administrative expenses for the first quarter of fiscal 1998 are incremental charges of $10.8, or 4.4% of revenues, for certain employee separation and contract resolution costs.

         Research, development and engineering expenses increased to 2.6% of revenue in the three months ended September 30, 1997 as compared to 2.2% for the same periods in fiscal 1997. Research, development and engineering spending has increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product developments in all product categories.

         Operating income for the three months ended September 30, 1997 decreased to $(.9) versus $10.9 for the comparable period of fiscal 1997. The impact of the incremental charges discussed under gross margins and under selling, general and administrative expenses above, was to reduce operating income by $13.8 million in fiscal 1998.

         INTEREST EXPENSE, OTHER INCOME AND TAXES

         Net interest expense of $8.7 for the first quarter of fiscal 1998 reflected an increase of $1.4 over the comparable periods of fiscal 1997. This increase is primarily due to increased debt levels outstanding during the period.

         The benefit for income taxes for the first quarter of fiscal 1998, including the restructuring and litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 28.6% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first quarter of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported a net loss of $9.6, or $0.13 per share, for the first quarter of fiscal 1998 as compared to net income of $2.1, or $0.03 per share, for the same period of fiscal 1997, as a result of the factors discussed above. The net loss for the first quarter of fiscal 1998 includes the effect of the incremental charges of $3.0 discussed under gross margins and of $10.8 discussed under selling, general and administrative expense, which had a negative after-tax impact of $9.7 or $.13 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended September 30, 1997, cash flow used in operating activities was $30.6 compared with cash used in operations for the three month period ended September 30, 1996 of $48.4. The use of cash in the three month period ended September 30, 1997 was primarily a result of increases in customer receivables.

         The Company's investing activities used $13.1 of cash in the first three months of fiscal 1998, compared to $22.3 of cash used in the first three months of fiscal 1997. The investing activity in fiscal 1998 was principally due to capital expenditures of $6.5, increases in the Company's investment in revenue equipment of $8.5 and additional investments in acquisitions of $4.5; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the three month period ended September 30, 1997, financing activities generated $47.1 of cash as compared to $19.7 in the three month period ended September 30, 1996. Cash flows from financing activities were principally due to additional borrowings of approximately $46.9, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 44.7% at September 30, 1997 as compared to 40.4% at June 30, 1997.

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

         RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control;
         (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestment of non-core businesses and additional cost-reduction plans, which mainly include staff reductions within its European operations. During the fourth quarter of fiscal 1997, the Company recognized $26.8 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $17.2 in restructuring charges during the first quarter of fiscal 1998, net of the reversal of $12.0 described in Note 2 to the Consolidated Condensed Financial Statements. These charges related primarily to product rationalization and related equipment impairment charges, facility closures and severance costs.

         The Company expects to record additional restructuring charges in future periods related to the Company's sale of its U.S.
         commercial/industrial direct sales and service business to STG as any probable losses become reasonably estimable.

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

                           PART II. OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                      a)   Exhibits

                           Note: Unless otherwise indicated below, the
                                 following Exhibits were filed with the
                                 original Report and are not being
                                 re-filed with this Amendment.

                           4) First Amendment, dated as of October 31, 1997, to the Note Agreement, dated as of March 29, 1996, among the Company and Purchasers named therein (see exhibit 4 (b) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

                           10) First Amendment dated as of October 31, 1997, to the Amended and Restated Multicurrency Revolving Credit Agreement, dated as of March 18, 1997, between the Company and the First National Bank of Boston as Agent and other lenders referred to therein (see exhibit 10 (w) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

                           11) Computation of Earnings Per Common Share (Amended schedule is filed herewith).

                           27) Financial Data Schedule (for SEC use only) (Amended schedule is filed herewith).

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


                                     SENSORMATIC ELECTRONICS CORPORATION




                                     By /s/ Garrett E. Pierce
                                        ---------------------------------------
                                        Garrett E. Pierce
                                        Senior Vice President, Chief
                                        Administrative Officer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)





                                     Date:    August 17, 1999