Form 10-Q/A
period 1997-12-31
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-Q/A-1

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended      DECEMBER 31, 1997               Commission File No.  1-10739
             ----------------------                                  ----------


                      SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                                      34-1024665
------------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
 organization)

                951 YAMATO ROAD, BOCA RATON, FLORIDA          33431-0700
              ---------------------------------------         ----------
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

                              Yes     X   .   No      .
                                   -------      ------

The Registrant had outstanding 74,363,735 shares of Common Stock (par value $.01 per share) as of January 31, 1998.

                      SENSORMATIC ELECTRONICS CORPORATION

                                     INDEX

                                 FORM 10-Q/A-1
                       SIX MONTHS ENDED DECEMBER 31, 1997


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

        Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations......................................................................... 14

PART II.      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K...................................................... 22

Signatures            ...................................................................................... 23



                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                                                           (Unaudited)
                                                                                           December 31,       June 30,
                                                                                              1997              1997
                                                                                         --------------     --------------
                                                                                    (Restated - See Note 2)
                                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                    $  15.8          $  21.7
Customer receivables                                                                           336.6            303.6
Inventories, net                                                                               206.3            199.6
Current portion of deferred income taxes                                                        44.6             42.9
Other current assets                                                                            61.8             54.4
                                                                                       --------------   --------------
       TOTAL CURRENT ASSETS                                                                    665.1            622.2

Customer receivables - noncurrent                                                              141.0            138.5
Revenue equipment, net                                                                          71.5             66.8
Property, plant and equipment, net                                                             138.5            145.5
Costs in excess of net assets acquired, net                                                    471.4            482.7
Deferred income taxes                                                                          136.7            102.5
Patents and other assets, net                                                                  103.9             88.4
                                                                                       --------------   --------------
       TOTAL ASSETS                                                                        $ 1,728.1         $1,646.6
                                                                                       ==============   ==============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                              $  89.5          $  21.8
Accounts payable and accrued liabilities                                                       109.5            126.1
Other current liabilities and deferred income taxes                                            260.1            184.5
                                                                                       --------------   --------------
       TOTAL CURRENT LIABILITIES                                                               459.1            332.4

Long-term debt                                                                                 510.5            501.5
Other noncurrent liabilities and deferred income taxes                                          48.6             39.8
                                                                                       --------------   --------------
       TOTAL LIABILITIES                                                                     1,018.2            873.7


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued                              --               --
Common stock, $.01 par value, 125.0 shares authorized, 74.3 shares
                      outstanding at December 31, 1997 and June 30, 1997                       731.2            730.5
Retained earnings                                                                               90.4            143.7
Treasury stock at cost and other, 1.7 shares at December 31, 1997
                   and June 30, 1997                                                           (13.3)           (14.0)
Currency translation adjustments                                                               (98.4)           (87.3)
                                                                                       --------------   --------------
       TOTAL STOCKHOLDERS' EQUITY                                                              709.9            772.9
                                                                                       --------------   --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,728.1         $1,646.6
                                                                                       ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)


                                                     Three Months                    Six Months
                                                  Ended December 31,             Ended December 31,
                                              ----------------------------   ----------------------------
                                                 1997            1996           1997             1996
                                              -----------     ------------   ------------     -----------
                                                                        (Restated - See Note 2)
Revenues:
   Sales                                        $  206.4         $  212.2       $  410.9        $  417.2
   Rentals                                          12.7             14.6           25.2            27.1
   Installation, maintenance and other              24.6             29.8           53.0            58.3
                                              -----------     ------------   ------------     -----------
        Total revenues                             243.7            256.6          489.1           502.6
                                              -----------     ------------   ------------     -----------
Cost of Sales:
   Costs of sales                                  125.3            132.1          257.2           262.2
   Depreciation on revenue equipment                 4.9              5.7            9.8            10.3
                                              -----------     ------------   ------------     -----------
        Total cost of sales                        130.2            137.8          267.0           272.5
                                              -----------     ------------   ------------     -----------
Gross margin                                       113.5            118.8          222.1           230.1

Operating expenses:
   Selling, general and administrative              76.7             84.7          169.6           170.9
   Provision for doubtful accounts                   5.3              6.0           10.2            10.2
   Restructuring charges                              --               --           17.2              --
   Research, development and engineering             6.9              6.1           13.4            11.5
   Amortization of intangible assets                 5.4              4.7           10.6             9.3
                                              -----------     ------------   ------------     -----------
        Total operating costs and expenses          94.3            101.5          221.0           201.9
                                              -----------     ------------   ------------     -----------
Operating income (loss)                             19.2             17.3            1.1            28.2
                                              -----------     ------------   ------------     -----------
Other (expenses) income:
   Interest income                                   3.4              4.3            7.0             8.6
   Interest expense                                (13.4)           (12.0)         (25.7)          (23.6)
   Litigation settlement                              --               --          (53.0)             --
   Other, net                                       (1.2)            (1.1)          (3.1)           (1.8)
                                              -----------     ------------   ------------     -----------
        Total other (expenses) income              (11.2)            (8.8)         (74.8)          (16.8)
                                              -----------     ------------   ------------     -----------
Income (Loss) before income taxes                    8.0              8.5          (73.7)           11.4
Provision (Benefit) for income taxes                 2.6              2.4          (20.5)            3.2
                                              -----------     ------------   ------------     -----------
 Net income (loss)                               $   5.4          $   6.1      $   (53.2)        $   8.2
                                              ===========     ============   ============     ===========

 Basic and Diluted earnings (loss)
      per common share                           $  0.07          $  0.08      $   (0.72)        $  0.11
                                              ===========     ============   ============     ===========
 Cash dividends per common share                 $    --          $ 0.055      $      --         $ 0.110
                                              ===========     ============   ============     ===========
 Number of shares used in computation
      of Basic earnings (loss) per share            74.2             73.9           74.1            73.9
                                              ===========     ============   ============     ===========
 Number of shares used in computation
      of Diluted earnings (loss) per share          74.4             74.2             --            74.1
                                              ===========     ============   ============     ===========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                                                    (Unaudited)
                                                                                    Six Months
                                                                                Ended December 31,
                                                                               ----------------------
                                                                                 1997         1996
                                                                               ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                             $(53.2)      $ 8.2
   Adjustments to reconcile net (loss) income to net cash
                 used in operating activities:
        Depreciation and amortization                                              33.7        32.4
        Restructuring charges, net                                                 12.1        (3.6)
        Litigation settlement charge                                               53.0          --

        Net changes in operating assets and liabilities,
                               net of effects of acquisitions and divestitures:
                Increase in receivables and sales-type leases                     (39.4)      (35.3)
                Increase in inventories                                           (10.4)      (10.3)
                Increase in current and deferred income taxes
                   relating to restructuring and litigation charges               (20.0)         --
                Other operating assets and liabilities, net                       (28.6)       (3.3)
                                                                               ----------   ---------
            Net cash used in operating activities                                 (52.8)      (11.9)
                                                                               ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (15.0)      (20.8)
   Proceeds from sale of business, net                                              7.4          --
   Increase in revenue equipment, net of deletions                                (16.4)      (18.8)
   Cash paid for acquisitions, net of cash acquired                                  --       (14.8)
   Additional investment in acquisitions                                          (10.2)       (8.6)
   Other, net                                                                       2.2         0.7
                                                                               ----------   ---------
            Net cash used in investing activities                                 (32.0)      (62.3)
                                                                               ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt                                                  77.3        37.1
   Proceeds from issuance of common stock under employee
               benefit plans and for acquisitions                                    --         3.5
   Dividends paid                                                                    --        (8.3)
   Other, net                                                                       1.6        (0.4)
                                                                               ----------   ---------
            Net cash provided by financing activities                              78.9        31.9
                                                                               ----------   ---------

Net decrease in cash                                                               (5.9)      (42.3)
Cash and cash equivalents at beginning of the year                                 21.7       113.7
                                                                               ----------   ---------
Cash and cash equivalents at end of the period                                    $15.8      $ 71.4
                                                                               ==========   =========



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

         In connection with a review of its financial statements incorporated by reference in the Company's pending registration statement registering the Company's 6 1/2% Convertible Preferred Stock and related Depository Shares, the Company has determined that all of the requirements to recognize the indicated loss under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", were not met as a result of the new agreement with STG. Accordingly, the $12.0 liability for estimated losses due to the Company's plan to sell this business which was originally recorded during the fourth quarter of fiscal 1997 was reversed in the first quarter of fiscal 1998. The Company's consolidated financial statements for the quarter ended September 30, 1997 have been restated to include the effects of reversing this liability. Any probable losses associated with the Company's sale of this business to STG will be recognized in future periods when reasonably estimable. The effects of this adjustment on the Company's previously reported consolidated financial statements for the six months ended December 31, 1997 are as follows:

       Consolidated Condensed Statements of Operations:


                                                                         Six Months Ended
                                                                         December 31, 1997
                                                              -------------------------------------
                                                              As Reported               As Restated
                                                              -----------               -----------
         Restructuring Charges                                   $ 29.2                    $ 17.2
         Operating (loss) income                                 $(10.9)                   $  1.1
         Loss from continuing operations                         $(60.5)                   $(53.2)
         Net loss                                                $(60.5)                   $(53.2)
         Basic and diluted loss per share                        $ (.82)                   $ (.72)


       Consolidated Condensed Balance Sheets:


                                                                         December 31, 1997
                                                              -------------------------------------
                                                              As Reported               As Restated
                                                              -----------               -----------
         Total assets                                           $1,729.8                 $1,728.1
         Total current liabilities                              $  468.1                 $  459.1
         Total shareholders' equity                             $  702.6                 $  709.9


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

         The following table sets forth the details and the activity of the Company's restructuring charge reserves as of December 31, 1997:

1996 Reserve

                                                                       Accrual                                       Accrual
                                                     Utilization      Balance at     Utilization                    Balance at
                                       1996       -----------------    June 30,   -----------------    Reserve       June 30,
                                     Provision    Cash     Non-Cash      1996      Cash    Non-Cash  Reallocations     1997
                                     ---------    ----     --------   ----------  -----    --------  -------------  ----------
Product rationalization, related
  equipment charges and other......   $ 45.3      $   --    $(34.2)     $11.1     $   --    $(12.4)     $ 2.8           $ 1.5
Closure of facilities and
  related costs....................     23.5        (1.0)     (1.6)      20.9       (1.4)     (6.5)      (7.3)            5.7
Employee termination and related
  costs............................     16.5       (10.4)     (0.7)       5.4       (6.6)       --        4.5             3.3
                                      ------      ------    ------      -----     ------    ------      -----           -----
    Total..........................   $ 85.3      $(11.4)   $(36.5)     $37.4     $ (8.0)   $(18.9)     $  --           $10.5
                                      ======      ======    ======      =====     ======    ======      =====           =====

Inventory write downs
  recorded as a component of
  cost of sales(2).................    (19.6)                 10.6       (9.0)                 9.0                         --
                                      ------      ------    ------      -----      -----    ------      -----           -----
    Total..........................   $ 65.7      $(11.4)   $(25.9)     $28.4      $(8.0)   $ (9.9)     $  --           $10.5
                                      ======      ======    ======      =====      =====    ======      =====           =====



1996 Reserve (continued)

                                                Accrual                                Accrual
                                               Balance at           Utilizaton        Balance at
                                                June 30,       -------------------    December 31,
                                                  1997         Cash       Non-Cash       1997
                                               ---------       ----       --------    ----------
Product rationalization, related
  equipment charges and other................    $ 1.5        $  --         $  --        $1.5
Closure of facilities and related costs......      5.7         (0.4)          0.1         5.4
Employee termination and  related costs......      3.3         (3.3)           --          --
                                                 -----        -----         -----        ----
    Total....................................    $10.5        $(3.7)        $ 0.1        $6.9
                                                 =====        =====         =====        ====






1997/1998 Reserve(1)

                                                   Accrual                                                     Accrual
                                                 Balance at          1998                Utilization          Balance at
                                       1997        June 30,        Additions          -----------------      December 31,
                                     Provision      1997          (Reversals)         Cash       Non-Cash        1997
                                     ---------    ---------       -----------         -----      --------     ----------
Product rationalization, related
  equipment charges and other......   $ 2.9        $ 2.9            $  --             $  --      $(1.4)          $ 1.5
Closure of facilities and
  related costs....................     6.5          6.5              8.8               0.4       (2.6)           13.1
Closure of facilities(2)...........      --         (2.9)                                                         (2.9)
Employee termination and related
  costs............................     0.5          0.5             20.4              (2.6)        --            18.3
Non-core business divestitures.....    16.9         16.9            (12.0)               --         --             4.9
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $23.9            $17.2             $(2.2)     $(4.0)          $34.9
                                      =====        =====            =====             =====      =====           =====

Inventory write downs recorded
  as a component of
  cost of sales(2).................      --         (4.2)                                          1.9            (2.3)
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $19.7            $17.2             $(2.2)     $(2.1)          $32.6
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


                                                                               December 31                   June 30
                                                                               -----------                 ---------
         Accounts receivable                                                   $    319.1                  $   291.2
         Allowance for doubtful accounts                                            (36.6)                     (39.6)
                                                                                ---------                  ---------
              Total accounts receivable, net                                   $    282.5                  $   251.6
         Less:  Amounts due in 1 year, net                                         (282.5)                    (251.6)
                                                                                ---------                  ---------
             Total noncurrent accounts receivable , net                        $       --                  $      --
                                                                                =========                  =========
         Deferred receivables                                                  $      5.0                  $     7.3
         Installment receivables                                                     44.1                       46.0
         Allowance for doubtful accounts                                             (9.1)                      (7.8)
         Unearned interest and maintenance                                          (15.3)                     (18.0)
                                                                               ----------                  ---------
              Total deferred and installment receivables, net                        24.7                       27.5
                                                                               ----------                  ---------
         Less:  Amounts due in 1 year, net                                          (17.1)                     (17.6)
                                                                               ----------                  ---------
              Total noncurrent deferred and
                 installment receivables, net                                  $      7.6                  $     9.9
                                                                               ==========                  =========
         Sales-type leases-minimum lease payments receivable                   $    224.5                  $   215.5
         Allowance for uncollectible  minimum  lease payments                       (17.9)                     (16.4)
         Unearned interest and maintenance                                          (36.2)                     (36.1)
                                                                               ----------                  ---------
             Total sales-type leases, net                                           170.4                      163.0
                                                                               ----------                  ---------
         Less:  Amounts due in 1 year, net                                          (37.0)                     (34.4)
                                                                               ----------                  ---------
             Total noncurrent sales-type leases, net                           $    133.4                  $   128.6
                                                                               ==========                  =========
         Total customer receivables                                            $    477.6                  $   442.1
         Less: Amounts due in 1 year, net                                           336.6                      303.6
                                                                               ----------                  ---------
         Total noncurrent customer receivables                                  $   141.0                  $   138.5
                                                                               ==========                  =========

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

6)       EARNINGS PER SHARE

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


                                                                Three Months ended             Six Months ended
                                                                   December 31,                   December 31,
                                                                -------------------          ---------------------
                                                                1997           1996          1997             1996
                                                                ----           ----          ----             ----
         NUMERATOR:
         Net income (loss)(a)                                   $ 5.4          $ 6.1        $(53.2)           $ 8.2
                                                                =====          =====        ======            =====
         DENOMINATOR:
         Basic EPS - weighted average shares                     74.2           73.9          74.1             73.9

         Dilutive effect: Stock options                            .2             .3            .2               .2
                                                                -----          -----        ------            -----
         Diluted EPS - weighted average shares                   74.4           74.2          74.3             74.1
                                                                =====          =====        ======            =====

         Basic earnings (loss) per share                        $0.07          $0.08        $(0.72)           $ .11
                                                                =====          =====        ======            =====
         Diluted earnings per share                             $0.07          $0.08            -- (b)        $ .11
                                                                =====          =====        ======            =====

-----------------------
(a) The net loss for the six months ended December 31,1997 has been restated. See Note 2.
(b)      Excluded as result is anti-dilutive.

7)      INVENTORY

         Inventories are summarized as follows:


                                                                            December 31, 1997               June 30, 1997
                                                                            -----------------               -------------
         Finished goods                                                         $   160.3                    $     145.0
         Raw materials and parts                                                     54.9                           58.8
         Work-in-process                                                             21.4                           24.9
                                                                                ---------                    -----------
                                                                                    236.6                          228.7
         Less allowance for excess and obsolete inventory                           (30.3)                         (29.1)
                                                                                ---------                    -----------
              Total inventories, net                                            $   206.3                    $     199.6
                                                                                =========                    ===========

8)      DIVESTITURES

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

         The U.S. commercial/industrial direct sales and service business had annual sales of approximately $80.0. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the six months ended December 31, 1997 and 1996 were $11.4 and $43.1, respectively.

9)      FINANCIAL INSTRUMENTS

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

         At December 31, 1997, the Company was a party to the following significant interest rate agreements:

         (1) FLOATING TO FIXED SWAP AGREEMENTS


          Notional                Expiration               Fixed Rate                           Floating Rate
          Amount                   Date                    to be Paid                           to be Received
--------------------------------------------------------------------------------------------------------------
            $5.0               May 1999                       7.75%                              1 Month LIBOR
             4.5               September 1999                 5.84%                              1 Month LIBOR
             4.5               May 2000                       6.16%                              1 Month LIBOR
             1.5               April 2000                     6.58%                              1 Month LIBOR
             0.7               April 1999                     4.60%                              1 Month LIBOR
             0.6               August 1998                    4.80%                              1 Month LIBOR
             0.4               May 1998                       4.94%                              1 Month LIBOR
             0.4               March 1999                     4.65%                              1 Month LIBOR
--------------------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at December 31, 1997 were 5.8% and 6.5%, respectively.

         In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of December 31, 1997 the notional amount of this interest rate swap agreement was 55.8 million. The interest rate agreement will expire when the underlying receivables are paid down. At December 31, 1997 the floating rate to be paid by the Company is the one month Fed AA CP Composite rate and the fixed rate to be received is approximately 10.5%.

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

         At December 31, 1997, the Company owned forward contracts and options which allow it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                             1998        1999
------------------------------------------------------------------------------
                 French Francs                              $ 34.2      $ 33.5
                 British Pounds                               12.1         9.4
                 German Marks                                 50.1        33.7
                 Italian Lire                                 35.3        12.0
                 Spanish Pesetas                                --        14.4
                 Other                                        11.2       (10.2)
------------------------------------------------------------------------------
                       Total                                $142.9      $ 92.8
------------------------------------------------------------------------------


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

         Consolidated Electronic Article Surveillance ("EAS") systems revenues remained relatively unchanged from the second quarter of fiscal 1997 with $124.6 of revenues in the second quarter of fiscal 1998, as compared to $126.4 in the year ago quarter, and increased 3.7% to $251.2 in the first six months of fiscal 1998 from the comparable period of fiscal 1997. The increase in EAS revenues for the first six months of fiscal 1998 over the comparable period in the prior year resulted principally from Ultra-Max product line revenues, which increased 25.8% as compared to the year ago period. These increases were offset by decreases of 18.0%, when compared to the prior year period, in revenues from the Company's SensorStrip Checkout technology, which is sold principally in Europe.

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

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING  INCOME

         Gross margins on revenues were 46.6% and 45.4.0% for the three and six month periods ended December 31, 1997, respectively, compared with 46.3% and 45.8% for the comparable periods of the prior year. The relatively stable gross margins reflect improved procurement as well as manufacturing efficiencies at certain plants, offset by intense price competition in certain market segments.

         Selling, general and administrative expenses, as a percentage of total revenues, was 31.5% and 34.7% for the second quarter and first six months of fiscal 1998, respectively, as compared to 33.0% and 34.0% for the comparable periods in fiscal 1997. The decrease in expenses as a percentage of revenues for the second quarter of fiscal 1998 reflects the initial benefit from the cost reduction efforts implemented as a result of the restructuring actions announced during the first quarter of fiscal 1998.

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

         Operating income for the three and six months ended December 31, 1997 was $19.2, or 7.9% of revenues, and $18.3, or 3.7% of revenues, respectively, versus $17.3, or 6.7% and $28.2, or 5.6% of revenues, respectively, for the comparable period of fiscal 1997.

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

         The benefit for income taxes for the first six months of fiscal 1998, including the restructuring and litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 28.4% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first six months of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and litigation charges recorded during fiscal 1998.

         The Company reported net income of $5.4, or $0.07 per share, and a net loss of $4.2, or $0.06 per share, for the second quarter and first six months of fiscal 1998, respectively, as compared to net income of $6.1, or $0.08 per share, and $8.2, or $0.11 per share, respectively, for the same periods of fiscal 1997, as a result of the factors discussed above. Including the restructuring and litigation charges, the Company reported a net loss of $53.2, or $0.72 per share, for the first six months of fiscal 1998

         LIQUIDITY AND CAPITAL RESOURCES

         For the six month period ended December 31, 1997, cash flow used in operating activities was $52.8 compared with cash used in operations for the six month period ended December 31, 1996 of $11.9. The use of cash in the six month period ended December 31, 1997 was primarily a result of increases in customer receivables and receivables due from financing institutions related to the Company's various securitization programs and included as a component of other assets.

         The Company's investing activities used $32.0 of cash in the six month period ended December 31, 1997, compared to $62.3 of cash used in the six month period ended December 31, 1996. The investing activity in fiscal 1998 was principally due to capital expenditures of $15.0, increases in the Company's investment in revenue equipment of $16.4 and additional investments in acquisitions of $10.2; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the six month period ended December 31, 1997, financing activities generated $78.9 of cash as compared to $31.9 in the six month period ended December 31, 1996. Cash flows from financing activities were principally due to additional borrowings of approximately $77.3, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 45.8% at December 31, 1997 as compared to 40.4% at June 30, 1997.

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

         The Company expects to record additional restructuring charges in future periods related to the Company's sale of its U.S.
         commercial/industrial direct sales and service business to STG as any possible losses become reasonably estimable.

         YEAR 2000 ISSUE

         Year 2000

         Many computer applications, processor chips embedded in many products and computers and operating systems that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their Year 2000 Issues. The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem. In 1996, the Company began a project to implement a global enterprise resource planning system. The Company has completed this implementation at all manufacturing locations and many of the sales and service subsidiaries around the world. The Company's key non-compliant IT systems remaining are in the United Kingdom and implementation is scheduled for September 6, 1999.

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

             Inventory and assessment completed              August 31, 1999
             All Critical components in testing              September 30, 1999
             Critical components Year 2000 compliant         November 30, 1999

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

         The Company's Contingency Plans

         The Company expects to have developed by September 30, 1999, or shortly thereafter, a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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



                                   SENSORMATIC ELECTRONICS CORPORATION




                                   By /s/ Garrett E. Pierce
                                      -----------------------------------------
                                      Garrett E. Pierce
                                      Senior Vice President, Chief
                                      Administrative Officer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                                   Date:    August 17, 1999