Form 10-Q/A
period 1998-03-31
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-Q/A-2

   ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended    March 31, 1998                     Commission File No. 1-10739
             -------------------                                      ---------


                      SENSORMATIC ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                                   34-1024665
------------------------------------------------                 --------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
 organization)


            951 Yamato Road, Boca Raton, Florida                 33431-0700
            -----------------------------------------------      ----------
            (Addres of principal exectuive offices)              (Zip Code)


                                 (561) 989-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      Same
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      SENSORMATIC ELECTRONICS CORPORATION

                                     INDEX

                                 FORM 10-Q/A-2
                        NINE MONTHS ENDED MARCH 31, 1998


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

    Item 2.       Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations......................................................................... 15

PART II.      OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K.......................................................... 23

Signatures        .......................................................................................... 24


                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                                                       (Unaudited)
                                                                                         March 31,            June 30,
                                                                                            1998                1997
                                                                                        ------------       --------------
                                                                                  (Restated - See Note 2)
                                                           ASSETS
Current assets:
Cash and cash equivalents                                                                    $ 16.3              $  21.7
Customer receivables                                                                          325.5                303.6
Inventories, net                                                                              229.4                199.6
Current portion of deferred income taxes                                                       47.5                 42.9
Other current assets                                                                           66.7                 54.4
                                                                                        ------------       --------------
       Total current assets                                                                   685.4                622.2

Customer receivables - noncurrent                                                             142.2                138.5
Revenue equipment, net                                                                         67.9                 66.8
Property, plant and equipment, net                                                            135.0                145.5
Costs in excess of net assets acquired, net                                                   469.8                482.7
Deferred income taxes                                                                         145.0                102.5
Patents and other assets, net                                                                 118.1                 88.4
                                                                                        ------------       --------------
       Total assets                                                                        $1,763.4            $ 1,646.6
                                                                                        ============       ==============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt                                                                             $ 100.5              $  21.8
Accounts payable and accrued liabilities                                                      124.0                126.1
Other current liabilities and deferred income taxes                                           245.2                184.5
                                                                                        ------------       --------------
       Total current liabilities                                                              469.7                332.4

Long-term debt                                                                                511.4                501.5
Other noncurrent liabilities and deferred income taxes                                         55.6                 39.8
                                                                                        ------------       --------------
       Total liabilities                                                                    1,036.7                873.7


Stockholders' equity:
Preferred stock, $.01 par value, 10.0 shares authorized, none issued                             --                   --
Common stock, $.01 par value, 125.0 shares authorized, 74.4 and 74.3
   shares outstanding at March 31, 1998 and June 30, 1997, respectively                       731.6                730.5
Retained earnings                                                                             100.4                143.7
Treasury stock at cost and other, 1.7 shares at March 31, 1998
  and June 30, 1997                                                                           (12.5)               (14.0)
Currency translation adjustments                                                              (92.8)               (87.3)
                                                                                        ------------       --------------
       Total stockholders' equity                                                             726.7                772.9
                                                                                        ------------       --------------

       Total liabilities and stockholders' equity                                          $1,763.4            $ 1,646.6
                                                                                        ============       ==============




   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)


                                                                                   Unaudited
                                                      --------------------------------------------------------------------
                                                                Three Months                             Nine Months
                                                               Ended March 31,                         Ended March 31,
                                                      ----------------------------------      --------------------------------
                                                          1998                 1997               1998               1997
                                                      -------------        -------------      -------------      -------------
                                                 (Restated - See Note 2)                 (Restated - See Note 2)
Revenues:
   Sales                                                   $ 199.2              $ 205.8            $ 610.1            $ 623.0
   Rentals                                                    11.4                 15.0               36.6               42.1
   Installation, maintenance and other                        26.4                 29.3               79.4               87.6
                                                      -------------        -------------      -------------      -------------
        Total revenues                                       237.0                250.1              726.1              752.7
                                                      -------------        -------------      -------------      -------------
Cost of Sales:
   Costs of sales                                            127.0                126.6              384.2              388.8
   Depreciation on revenue equipment                           4.3                  5.2               14.1               15.5
                                                      -------------        -------------      -------------      -------------
        Total cost of sales                                  131.3                131.8              398.3              404.3
                                                      -------------        -------------      -------------      -------------
Gross margin                                                 105.7                118.3              327.8              348.4
Operating expenses:
   Selling, general and administrative                        67.6                 85.2              237.2              256.1
   Provision for doubtful accounts                             5.2                  6.8               15.4               17.0
   Restructuring charges                                       4.7                   --               21.9                 --
   Research, development and engineering                       6.5                  6.0               20.0               17.5
   Amortization of intangible assets                           5.4                  5.3               16.0               14.6
                                                      -------------        -------------      -------------      -------------
        Total operating costs and expenses                    89.4                103.3              310.5              305.2
                                                      -------------        -------------      -------------      -------------
Operating income                                              16.3                 15.0               17.3               43.2
                                                      -------------        -------------      -------------      -------------
Other (expenses) income:
   Interest income                                             3.6                  4.1               10.6               12.7
   Interest expense                                          (12.7)               (12.1)             (38.3)             (35.7)
   Litigation recoveries (settlement), net                     7.3                   --              (45.7)                --
   Other, net                                                 (1.8)                  1.1              (4.9)              (0.7)
                                                      -------------        -------------      -------------      -------------
        Total other (expenses) income                         (3.6)                (6.9)             (78.3)             (23.7)
                                                      -------------        -------------      -------------      -------------
Income (Loss) before income taxes                             12.7                  8.1              (61.0)              19.5
Provision (Benefit) for income taxes                           2.6                  2.3              (17.9)               5.5
                                                      -------------        -------------      -------------      -------------
 Net income (loss)                                         $  10.1               $  5.8           $  (43.1)           $  14.0
                                                      =============        =============      =============      =============
 Basic and Diluted earnings (loss)
      per common share                                     $  0.14              $  0.08           $  (0.58)           $  0.19
                                                      =============        =============      =============      =============
 Cash dividends per common share                           $    --              $ 0.055           $     --            $ 0.165
                                                      =============        =============      =============      =============
 Number of shares used in computation
      of  Basic earnings (loss) per share                     74.2                 74.0               74.2               73.9
                                                      =============        =============      =============      =============
 Number of shares used in computation
      of  Diluted earnings (loss) per share                   74.8                 74.2                 --               74.1
                                                      =============        =============      =============      =============



   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                         (Unaudited)
                                                                                         Nine Months
                                                                                       Ended March 31,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
                                                                         (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                              $(43.1)             $14.0
   Adjustments to reconcile net (loss) income to net cash
                 used in operating activities:
        Depreciation and amortization                                               49.2               49.3
        Restructuring charges, net                                                  12.8               (6.2)
        Litigation settlement charges and (recoveries/payouts), net                 35.7                 --

        Net changes in operating assets and liabilities,
              net of effects of acquisitions:
                (Increase)/decrease in receivables and sales-type leases           (27.1)               2.2
                Increase in inventory                                              (36.1)             (40.4)
                Increase in current and deferred income taxes relating to
                  restructuring, special and litigation settlement charges         (20.0)                --
                Other operating assets and liabilities, net                        (25.7)             (24.1)
                                                                                ----------        ----------
            Net cash used in operating activities                                  (54.3)              (5.2)
                                                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (21.9)             (31.7)
   Net proceeds from sale of business                                                8.2                 --
   Increase in revenue equipment, net                                              (17.5)             (23.9)
   Cash paid for acquisitions, net of cash acquired                                   --              (14.8)
   Additional investment in acquisitions                                           (15.2)             (13.1)
   Other, net                                                                        4.6                0.7
                                                                                ----------        ----------
            Net cash used in investing activities                                  (41.8)             (82.8)
                                                                                ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt net of repayments                                 89.3               44.6
   Proceeds from issuance of common stock under employee
            benefit plans                                                             --                4.5
   Dividends paid                                                                     --              (12.5)
   Other, net                                                                        1.4               (1.7)
                                                                                ----------        ----------
            Net cash provided by financing activities                               90.7               34.9
                                                                                ----------        ----------
Net decrease in cash                                                                (5.4)             (53.1)
Cash and cash equivalents at beginning of the year                                  21.7              113.7
                                                                                ----------        ----------
Cash and cash equivalents at end of the period                                     $16.3             $ 60.6
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

         In connection with a review of its financial statements incorporated by reference in the Company's pending registration statement registering the Company's 6 1/2% Convertible Preferred Stock and related Depository Shares, the Company has determined that all of the requirements to recognize the indicated loss under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", were not met as a result of the new agreement with STG. Accordingly, the $12.0 liability for estimated losses due to the Company's plan to sell this business which was originally recorded during the fourth quarter of fiscal 1997 was reversed in the first quarter of fiscal 1998. The Company's consolidated financial statements for the quarter ended September 30, 1997 have been restated to include the effects of reversing this liability. During the third quarter of fiscal 1998, the Company recognized a $4.7 restructuring liability for probable losses resulting from the Company's sale of this business to STG. The effects of these adjustments on the Company's previously reported consolidated financial statements for the nine months ended March 31, 1998 are as follows:

       Consolidated Condensed Statements of Operations:

                                                          Nine Months Ended
                                                           March 31, 1998
                                                     --------------------------
                                                     As Reported    As Restated
                                                     -----------    -----------
         Restructuring Charges                         $ 29.2          $ 21.9
         Operating income                              $ 10.0          $ 17.3
         Loss from continuing operations               $(47.5)         $(43.1)
         Net loss                                      $(47.5)         $(43.1)
         Basic and diluted loss per share              $ (.64)         $ (.58)

       Consolidated Condensed Balance Sheets:


                                                           March 31, 1998
                                                     --------------------------
                                                     As Reported    As Restated
                                                     -----------    -----------
         Total assets                                  $1,763.3       $1,763.4
         Total current liabilities                     $  474.0       $  469.7
         Total shareholders' equity                    $  722.3       $  726.7



3)      RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive review of the Company's operations and cost structure. During the fourth quarter of fiscal 1997, the Company announced additional restructuring activities principally pertaining to workforce reductions in the Company's European operations and the divestiture of non-core businesses. The restructuring charges recorded in the fourth quarter of fiscal 1997 and the first and third quarters of fiscal 1998, net of the reversal of $12.0 million described in Note 2, totaled $48.7 million with an after-tax impact of $32.3 million. Included in the total of $48.7 million were inventory write-downs related to restructuring activities of $4.2 million which were recorded in "cost of sales".

         The following table sets forth the details and the activity of the Company's restructuring charge reserves as of March 31, 1998:

1996 Reserve

                                                                       Accrual                                       Accrual
                                                     Utilization      Balance at     Utilization                    Balance at
                                       1996       -----------------    June 30,   -----------------    Reserve       June 30,
                                     Provision    Cash     Non-Cash      1996      Cash    Non-Cash  Reallocations     1997
                                     ---------    ----     --------   ----------  -----    --------  -------------  ----------
Product rationalization, related
  equipment charges and other......   $ 45.3      $   --    $(34.2)     $11.1     $   --    $(12.4)     $ 2.8           $ 1.5
Closure of facilities and
  related costs....................     23.5        (1.0)     (1.6)      20.9       (1.4)     (6.5)      (7.3)            5.7
Employee termination and related
  costs............................     16.5       (10.4)     (0.7)       5.4       (6.6)       --        4.5             3.3
                                      ------      ------    ------      -----     ------    ------      -----           -----
    Total..........................   $ 85.3      $(11.4)   $(36.5)     $37.4     $ (8.0)   $(18.9)     $  --           $10.5
                                      ======      ======    ======      =====     ======    ======      =====           =====

Inventory write downs
  recorded as a component of
  cost of sales(2).................    (19.6)                 10.6       (9.0)                 9.0                         --
                                      ------      ------    ------      -----      -----    ------      -----           -----
                                      $ 65.7      $(11.4)   $(25.9)     $28.4      $(8.0)   $ (9.9)     $  --           $10.5
                                      ======      ======    ======      =====      =====    ======      =====           =====



1996 Reserve (continued)

                                                Accrual                                Accrual
                                               Balance at           Utilizaton        Balance at
                                                June 30,       -------------------     March 31,
                                                  1997         Cash       Non-Cash       1998
                                               ---------       ----       --------    ----------
Product rationalization, related
  equipment charges and other................    $ 1.5        $  --         $  --        $1.5
Closure of facilities and related costs......      5.7          1.1          (2.0)        4.8
Employee termination and  related costs......      3.3         (3.3)           --          --
                                                 -----        -----         -----        ----
    Total....................................    $10.5        $(2.2)        $(2.0)       $6.3
                                                 =====        =====         =====        ====

1997/1998 Reserve(1)

                                                   Accrual                                                     Accrual
                                                 Balance at          1998                Utilization          Balance at
                                       1997        June 30,        Additions          -----------------        March 31,
                                     Provision      1997          (Reversals)         Cash       Non-Cash        1998
                                     ---------    ---------       -----------         -----      --------     ----------
Product rationalization, related
  equipment charges and other......   $ 2.9        $ 2.9            $  --             $  --      $(1.4)          $ 1.5
Closure of facilities and
  related costs....................     6.5          6.5              8.8               0.4       (3.4)           12.3
Closure of facilities(2)...........      --         (2.9)                                                         (2.9)
Employee termination and related
  costs............................     0.5          0.5             20.4              (6.5)        --            14.4
Non-core business divestitures.....    16.9         16.9             (7.3)               --         --             9.6
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $23.9            $21.9             $(6.1)     $(4.8)          $34.9
                                      =====        =====            =====             =====      =====           =====

Inventory write downs
  recorded as a component of
  cost of sales(2).................      --         (4.2)                                          2.7            (1.5)
                                      -----        -----            -----             -----      -----           -----
    Total..........................   $26.8        $19.7            $21.9             $(6.1)     $(2.1)          $33.4
                                      =====        =====            =====             =====      =====           =====

---------------------------------

(1) Certain amounts related to non-core business divestitures have been restated. See Note 2.

(2)   Amounts classified directly to the impaired assets.

4)      CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five to six years) at March 31, 1998 and June 30, 1997 are summarized as follows :


                                                                                March 31                    June 30
                                                                                ---------                   --------
         Accounts receivable                                                    $   308.3                   $  291.2
         Allowance for doubtful accounts                                            (37.3)                     (39.6)
                                                                                ---------                   --------
              Total accounts receivable, net                                    $   271.0                   $  251.6
         Less:  Amounts due in 1 year, net                                         (271.0)                    (251.6)
                                                                                ---------                   --------
             Total noncurrent accounts receivable , net                         $      --                   $     --
                                                                                =========                   ========
         Deferred receivables                                                   $     4.7                   $    7.3
         Installment receivables                                                     42.5                       46.0
         Allowance for doubtful accounts                                             (7.3)                      (7.8)
         Unearned interest and maintenance                                          (16.4)                     (18.0)
                                                                                ---------                   --------
              Total deferred and installment receivables, net                        23.5                       27.5

         Less:  Amounts due in 1 year, net                                          (18.4)                     (17.6)
                                                                                ---------                   --------
              Total noncurrent deferred and
                 installment receivables, net                                   $     5.1                   $    9.9
                                                                                =========                   ========
         Sales-type leases-minimum lease payments receivable                    $   227.6                   $  215.5
         Allowance for uncollectible  minimum  lease payments                       (18.6)                     (16.4)
         Unearned interest and maintenance                                          (35.8)                     (36.1)
                                                                                ---------                   --------
             Total sales-type leases, net                                           173.2                      163.0
         Less:  Amounts due in 1 year, net                                          (36.1)                     (34.4)
                                                                                ---------                   --------
             Total noncurrent sales-type leases, net                            $   137.1                   $  128.6
                                                                                =========                   ========

         Total customer receivables                                             $   467.7                   $  442.1
         Less: Amounts due in 1 year, net                                           325.5                      303.6
                                                                                ---------                   --------

         Total noncurrent customer receivables                                  $   142.2                   $  138.5
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


                                                                Three Months Ended             Nine Months Ended
                                                                    March 31,                      March 31,
                                                                -------------------          ---------------------
                                                                1998           1997          1998             1997
                                                                ----           ----          ----             ----
         NUMERATOR:
         Net income (loss) (a)                                 $10.1          $ 5.8         $(43.1)          $14.0
                                                               =====          =====         ======           =====
         DENOMINATOR:
         Basic EPS - weighted average shares                    74.2           74.0           74.2            73.9
         Dilutive effect: Stock options                          0.6            0.2            0.3             0.2
                                                               -----          -----         ------           -----
         Diluted EPS - weighted average shares                  74.8           74.2           74.5            74.1
                                                               =====          =====         ======           =====
         Basic earnings (loss) per share                       $0.14          $0.08         $(0.58)          $ .19
                                                               =====          =====         ======           =====
         Diluted earnings per share                            $0.14          $0.08         $   -- (b)       $ .19
                                                               =====          =====         ======           =====

----------------------------
(a) The net income (loss) for the three and nine months ended March 31, 1998 has been restated. See Note 2.
(b) Excluded as result is anti-dilutive.

7)      INVENTORY

         Inventories are summarized as follows:


                                                                               MARCH 31, 1998               JUNE 30, 1997
                                                                               --------------               -------------
         Finished goods                                                          $  185.6                      $  145.0
         Raw materials and parts                                                     54.8                          58.8
         Work-in-process                                                             19.2                          24.9
                                                                                 --------                      --------
                                                                                    259.6                         228.7
         Less allowance for excess and obsolete inventory                           (30.2)                        (29.1)
                                                                                 --------                      --------
              Total inventories,  net                                            $  229.4                      $  199.6
                                                                                 ========                      ========

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

         During the third quarter of fiscal 1998, the Company recognized a $4.7 restructuring liability for probable losses resulting from the Company's sale of this business to STG. See Note 2.

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

         At March 31, 1998, the Company was a party to the following significant interest rate agreements:

         (1) FLOATING TO FIXED SWAP AGREEMENTS


          Notional                Expiration                 Fixed Rate                          Floating Rate
          Amount                   Date                    to be Paid                            to be Received
--------------------------------------------------------------------------------------------------------------
            $4.0               May 1999                       7.75%                              1 Month LIBOR
             3.0               September 1999                 5.84%                              1 Month LIBOR
             4.5               May 2000                       6.16%                              1 Month LIBOR
             1.3               April 2000                     6.58%                              1 Month LIBOR
             0.6               April 1999                     4.60%                              1 Month LIBOR
             0.3               August 1998                    4.80%                              1 Month LIBOR
             0.2               May 1998                       4.94%                              1 Month LIBOR
             0.2               March 1999                     4.65%                              1 Month LIBOR
            30.0               March 2001                     5.70%                              1 Month LIBOR
            30.0               March 2000                     5.92%                              1 Month LIBOR
            30.0               March 2003                     6.05%                              1 Month LIBOR
            30.0               March 2002                     6.00%                              1 Month LIBOR
--------------------------------------------------------------------------------------------------------------

         The weighted average interest rates paid and received under all such Floating to Fixed Swap Agreements at March 31, 1998 were 5.7% and 6.0%, respectively.

         In fiscal 1997, the Company entered into an interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert from the financing party to the Company the differential between the fixed rate imputed on the receivables sold under this program and the floating rate to be paid to the investors in the receivables. As of March 31, 1998, the notional amount of this interest rate swap agreement was Pounds 60.3 million. The interest rate agreement will expire when the underlying receivables are paid down. At March 31, 1998, the floating rate to be paid by the Company is the one month Fed AA CP Composite rate and the fixed rate to be received is approximately 10.0%.

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

         At March 31, 1998, the Company owned forward contracts and options which allow it to sell or (buy) currencies for the indicated U.S. dollar amounts, in fiscal year 1998 and 1999, as follows:

                                                              1998       1999
------------------------------------------------------------------------------
                           German Marks                      $ 41.4     $ 66.4
                           Italian Lire                        32.3       24.3
                           French Francs                       14.8       66.7
                           Swedish Krona                        9.1       10.3
                           British Pounds                       8.1       25.9
                           Spanish Pesetas                       --       27.4
                           Irish Punts                         (4.4)      (9.5)
                           Other                                5.9       (0.7)
------------------------------------------------------------------------------
                                    Total                    $107.2     $210.8
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

         The Company has settled the above-referenced class action. The settlement agreement requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0, and has also been paid an amount equal to the policy limit of $10.0 by one of its two excess directors and officers liability insurers pursuant to a settlement of one of the actions referred to in the preceding paragraph. In addition, the Company is seeking payment from its other excess insurance carrier having a policy limit of $10.0. As noted above, the Company is currently in litigation with such excess carrier. A pretax charge of $53.0, with an after-tax effect of $37.0, was recorded by the Company for payments made in connection with this settlement in the first quarter of fiscal 1998. Subsequently, during the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.1 after-tax).

         The Company intends to vigorously defend against the derivative actions and the remaining insurance carrier action referred to above, and to vigorously pursue the recovery of insurance proceeds from such remaining excess directors and officers insurance carrier.

11)     CONVERTIBLE PREFERRED STOCK

         In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5, or $166.6 net of commissions, discounts and other expenses. Each Depositary Share represents a one-tenth interest in a share of 61/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share. Dividends on the preferred stock will accrue at a rate per annum equal to 61/2% of the liquidation preference per share of preferred stock and will be payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing July 1, 1998. Dividends will be payable in cash or, at the option of the Company, in shares of common stock of the Company or a combination thereof. The Company's ability to pay cash dividends, purchase or redeem shares or make other payments or distributions is restricted by various covenants and conditions contained in certain of its financial agreements, and it is likely that the Company would not be able to pay cash dividends on the preferred stock until after the preparation of its audited financial statements for fiscal 1999 at the earliest. The Depositary Shares will be convertible, subject to prior redemption, at any time after July 13, 1998, at the option of the holder thereof into shares of common stock at a conversion price of $19.52 per share, subject to certain adjustments. The preferred stock is redeemable, at the option of the Company, in whole or in part, at any time on or after April 4, 2001, at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on April 4, 2005. The preferred stock ranks junior in right of payment to all indebtedness and other liabilities of the Company.

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

         RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997

         The following discussion of operating results excludes the effects of restructuring charges (and the reversal of certain of such charges), net litigation charges and net estimated insurance recoveries recorded in fiscal 1998, which are discussed in the Notes to Consolidated Condensed Financial Statements included herein.

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

         REVENUES BY PRODUCT LINE

         Consolidated Electronic Article Surveillance ("EAS") system revenues remained relatively unchanged from the third quarter and the first nine months of fiscal 1997. However, Ultra-Max revenues increased for the first nine months of fiscal 1998 over the comparable period in the prior year by 23.6%. This increase was partially offset by a decrease of 16.2%, when compared to the prior year period, in revenues from the Company's SensorStrip Checkout technology, which is sold principally in Europe.

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

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING  INCOME

         Gross margins on revenues were 44.6% and 45.1% for the three and nine month periods ended March 31, 1998, respectively, compared with 47.3% and 46.3% for the comparable periods of the prior year. The decrease in gross margins reflects lower volumes as well as pricing pressures in the market for retail article protection equipment.

         Selling, general and administrative expenses, as a percentage of total revenues, was 28.5% and 32.7% for the third quarter and first nine months of fiscal 1998, respectively, as compared to 34.1% and 34.0% for the comparable periods in fiscal 1997. The decrease in expenses as a percentage of revenues for the third quarter of fiscal 1998 reflects the benefit from cost reduction efforts implemented as a result of the restructuring actions previously announced. The remaining decrease in expenses as a percentage of revenues for the first nine months of fiscal 1998 reflects the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

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

         Operating income for the three and nine months ended March 31, 1998 was $21.0, or 8.9% of revenues, and $39.2, or 5.4% of revenues, respectively, versus $15.0, or 6.0% of revenues and $43.2, or 5.7% of revenues, respectively, for the comparable period of fiscal 1997.

         INTEREST EXPENSE, OTHER INCOME AND TAXES

         Net interest and other expenses of $10.9 and $32.6 for the third quarter and first nine months of fiscal 1998, respectively, reflected an increase of $4.0 and $8.9, respectively, over the comparable periods of fiscal 1997. This increase is primarily due to increased debt levels outstanding during the period.

         The benefit for income taxes for the first nine months of fiscal 1998, including the restructuring and net litigation charge, is based on an estimated effective annual consolidated tax benefit rate of 31.0% compared to an estimated effective annual consolidated tax provision rate of 29.0% utilized for the first nine months of fiscal 1997. The tax benefit for the current year related primarily to the restructuring and net litigation charges recorded during fiscal 1998.

         The Company reported net income of $8.3, or $0.11 per share, and $4.1, or $0.06 per share, for the third quarter and first nine months of fiscal 1998, respectively, as compared to net income of $5.8, or $0.08 per share, and $14.0, or $0.19 per share, respectively, for the same periods of fiscal 1997, as a result of the factors discussed above. Including the restructuring, litigation charges and net estimated insurance recoveries, the Company reported a net loss of $43.1, or $0.58 per share, for the first nine months of fiscal 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended March 31, 1998, cash flow used in operating activities was $54.3 compared with cash used in operations for the nine month period ended March 31, 1997 of $5.2. The use of cash in the nine month period ended March 31, 1998 was primarily a result of cash payments related to the Company's restructuring programs and litigation settlement, along with increases in inventory, customer receivables and sales-type leases.

         The Company's investing activities used $41.8 of cash in the nine month period ended March 31, 1998, compared to $82.8 of cash used in the nine month period ended March 31, 1997. The investing activity in fiscal 1998 was principally due to capital expenditures of $21.9, increases in the Company's investment in revenue equipment of $17.5 and additional investments in acquisitions of $15.2; offset by the proceeds received from the sale of the U.S. commercial/industrial direct sales and service business. The capital expenditures principally include investments in manufacturing operations for new production equipment and the addition of an enterprise-wide management information system software.

         For the nine month period ended March 31, 1998, financing activities generated $90.7 of cash as compared to $34.9 in the nine month period ended March 31, 1997. Cash flows from financing activities were principally due to additional borrowings of approximately $89.3, primarily from the Company's unsecured revolving credit facility. The Company's percentage of total debt to total capital was 45.7% at March 31, 1998 as compared to 40.4% at June 30, 1997.

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

         RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core operations and additional cost-reduction plans, which mainly include staff reductions within its European operations. During the fourth quarter of fiscal 1997, the Company recognized $26.8 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $17.2 in restructuring charges during the first quarter of fiscal 1998, net of the reversal of $12.0 described in Note 2 to the Consolidated Condensed Financial Statements. These charges related primarily to product rationalization and related equipment impairment charges, facility closures and severance costs. In addition, during the third quarter of fiscal 1998 the Company recorded additional restructuring charges of $4.7 related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG. The Company may record additional restructuring charges in future periods related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG as any additional probable amounts become reasonably estimable.

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



                                      SENSORMATIC ELECTRONICS CORPORATION




                                      By /s/ Garrett E. Pierce
                                         --------------------------------------
                                         Garrett E. Pierce
                                         Senior Vice President, Chief
                                         Administrative Officer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)




                                      Date:    August 17, 1999