Form 10-K405/A
period 1998-06-30
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                  FORM 10-K/A-1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 22, 1998 was $596,455,584.

As of September 22, 1998, there were 74,556,948 shares of the common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

================================================================================

                      SENSORMATIC ELECTRONICS CORPORATION
                                  FORM 10K/A-1
                            Year Ended June 30, 1998

                                     INDEX


                                                                           Page
                                                                           ----
Part I:
Item 1.   Business.......................................................    1

Part II:
Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matter........................................................   11
Item 6.   Selected Financial Data and Quarterly Summary and Statistical
           Information...................................................   12
Item 7.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition.......................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....   24
Item 8.   Financial Statements and Supplementary Data....................   26

Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................   49

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Founded in 1966, Sensormatic is the leading designer, manufacturer and marketer of electronic security, sensing and tracking systems in the world. Sensormatic has a leading market share in its three major market segments: electronic article surveillance ("EAS") systems, closed circuit television ("CCTV") and video systems, and access control and asset management systems. The Company's EAS products include reusable hard tags and disposable labels as well as detection and deactivation systems. Sensormatic's CCTV products include various types of micro-processor-controlled cameras and monitoring systems. The Company's access control and asset management systems provide intelligent tagging, tracking and access systems to monitor the movements of people and/or assets.

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

The Company operates in a single business segment. Certain information about the Company's operations by geographic area is contained in Note 15 of Notes to Consolidated Financial Statements under Item 8 of this report.

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

At the end of fiscal 1997 and during the first and third quarters of fiscal 1998, the Company recorded additional restructuring charges related to the divestiture of non-core businesses and additional cost-reduction plans, principally consisting of staff reductions within its European operations. The Company's U.S. commercial/industrial direct sales and service business, which was sold in September 1997, constituted the largest non-core business divested. The Company elected to exit the commercial/industrial direct sales and service business due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial markets and thereby lower its distribution and installation costs while improving customer service. In connection with this restructuring plan, the Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 relate to the divestiture of non-core businesses and the remaining positions principally represent the termination of administrative personnel. As of June 30, 1998, approximately 900 positions had been eliminated, including the positions associated with the divested business units.

In connection with its restructuring plans, the Company embarked upon a long-term process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees, by establishing a culture of "continuous improvement" in all of the Company's business processes. Q(3) is a multi-year, enterprise-wide, effort in which the Company is reengineering operations in every function and business unit globally. In connection with Q(3), the Company initiated the implementation of a new enterprise-wide management information system and an extensive internal training program, both of which are expected to significantly enhance global operational efficiencies and improve customer service.

The Company is organized into four principal sales organizations: North America Retail, Europe Retail, International Retail (which principally consists of the Asia Pacific, the Middle East and the Latin America regions) and Commercial/Industrial Worldwide ("C/I Worldwide"). Product line management for the Company's electronic article surveillance products is performed by the EAS Division. The EAS product line management division services retail customers and sales organizations as well as coordinates engineering, marketing and quality control. The sales and product line management function for C/I Worldwide operates as a single business unit. The EAS division and C/I Worldwide are supported by a supply chain management organization with responsibility for purchasing, logistics and manufacturing.

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

PRINCIPAL PRODUCTS AND SYSTEMS

Sensormatic's products and systems are focused in three general categories:

* EAS systems and devices, consisting of electronic detection units which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units, and benefit denial products. These systems and devices are most commonly used by retailers to help prevent shoplifting, reduce inventory shrinkage and enhance or improve merchandising of products.

* CCTV and video systems, consisting of computer controlled cameras integrated with sophisticated video switching, storage and transmission products which monitor activity throughout an establishment for operational safety and/or theft deterrence and detection purposes.

* Access control and asset management systems, which are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities to protect equipment and assets, as well as track products throughout the supply chain.

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

ULTRA*MAX(R) systems utilize a proprietary acousto-magnetic technology which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro*Max(R), Floor*Max(R), Euro*Max(TM), Sensor*Max, Mega*Max, MAX Checkout(TM), and Ultra*Post(TM). The versatility of Ultra*Max enables it to protect assets, merchandise, people, property and information for retailers and commercial/industrial businesses. The success of Ultra*Max is attributable to its unique combination of features, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

For use in source tagging, the Company markets Ultra*Strip(TM) labels, which are used in conjunction with Ultra*Max systems and have the performance characteristics inherent in the acousto-magnetic technology. Ultra*Strip labels are the smallest EAS labels available with wide exit coverage performance and are offered in a standard and narrow width size. These labels have demonstrated superior pick rates, are compatible with a wide range of packaging materials and product substances, including foil and metal, are unaffected by moisture and are well suited for application in high-speed manufacturing processes.

SENSORSTRIP(TM)CHECKOUT (the latest generation of AisleKeeper(R)) systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems are designed to protect high-theft items in supermarkets and hypermarkets around the world as well as bookstores, libraries, health clubs, liquor stores and video stores. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus (formerly known as AisleKeeper and AisleKeeper II, respectively, in the U.S., and as Checkout Control and Checkout Control II, respectively, in Europe). The SensorStrip Checkout Plus is especially engineered to comply with the Americans with Disabilities Act as well as the European Disabilities Acts. The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by a device which can be fitted in the conveyor belt at a checkout station. Like Ultra*Max, Sensormatic's electromagnetic technology supports source tagging programs.

MICROWAVE systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are widely used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits, such as concealed protection which allows for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels. Microwave systems are the most widely used technology with soft good retailers and the large base of Microwave system installations represents the largest potential for upgrade to Ultra*Max.

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

The Company offers a full line of Access Control systems to address a wide range of customers and their requirements. Systems include the CoCURE 1 Plus Ultra, a high end integrated security system that monitors and controls entrances and exits with a fully embedded photo imaging system; CoCURE 800, a mid-range to high end integrated access control and security management system allowing manual control and viewing from display screens; and CoCure 750, a small facility software application that manages access control and alarm monitoring. These systems range in capacities from two readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders.

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

The Company began test marketing its new C*Cure Trac system in fiscal 1998. C*Cure Trac combines the power and flexibility of the Company's C*Cure data base management and reporting system with RFID reader or sensors for the purpose of reading and tracking "smart" tags. These smart tags are RFID transporters that are attached to, or imbedded within, employee access control badges, high value assets, vehicles or other objects. The C*Cure Trac system can function in a stand alone mode, be combined within access control applications, function as a hands free access control system or be integrated into other security applications.

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

             CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS
                              YEARS ENDED JUNE 30,
                                 ($ in millions)

                                                                                         1998(1)          1997           1996
                                                                                        --------        --------        -------
  EAS(2)..........................................................................      $  539.8        $  533.0        $ 542.2
  CCTV............................................................................         295.7           314.6          297.5
  Access Control and Asset Management.............................................          44.0            60.7           60.8
                                                                                        --------        --------        -------
            Subtotal..............................................................         879.5           908.3          900.5
                                                                                        --------        --------        -------
  Installation, Maintenance and Other.............................................         107.4           117.4           94.1
                                                                                        --------        --------        -------
            Total.................................................................      $  986.9        $1,025.7        $ 994.6
                                                                                        ========        ========        =======

----------

(1) Includes $11.4 in revenues related to the divested U.S.
    commercial/industrial direct sales and service business, as compared with approximately $80.0 in revenues in the prior years. This impacted CCTV and Access Control product lines. See Item 7, Management's Discussion and Analysis of Operations and Financial Condition.

(2) Increases in Ultra*Max revenue of 19% in fiscal 1998 and 27% in fiscal 1997, partially offset by declines in other EAS system revenues. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

MARKETING STRATEGY

The Company's principal marketing strategies are as follows:

1. Product choice

The Company's marketing and sales efforts are focused on offering choice to retailers recognizing that there are different technologies for different circumstances. Each technology has its advantages and disadvantages. While Ultra*Max is the newest and fastest growing technology with broad utilization, the Company's approach is to comply with the customer's choice.

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

4. Licensing label production

The Company has entered into license agreements with leading label producing companies to manufacture the Company's Ultra*Strip labels. The Company believes its licensing programs will allow it to gain efficiencies in label manufacturing, distribution and application for source tagging that are expected to reduce the overall cost of source tagging programs to retailers and suppliers as well as reduce the Company's capital investment in label manufacturing. These programs are expected to result in a broader distribution of Ultra*Strip labels and, therefore, facilitate the growth of Ultra*Max technology, as well as allow Sensormatic to focus on systems and security solutions. Royalty fees to be paid to the Company based on sales generated by the licensees will provide recurring revenue to the Company.

5. Commercial/Industrial market

Through its sales and marketing personnel dedicated to C/I customers, the Company intends to further gain market share in the expanding commercial/industrial market. C/I Worldwide sales personnel will continue to build the breadth and quality in its network of dealers and distributors to sell and market the Company's broad portfolio of products. In addition, the Company plans to focus on improving levels of customer service and support to dealers and distributors. The foundation of the Company's C/I Worldwide strategy is to provide high value products that easily integrate to meet customer needs. It is the Company's objective to become the sought after provider of products and services for commercial/industrial customers.

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

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to its sales and marketing personnel dedicated to C/I customers and the Global Source Tagging Division, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. Similar specialized sales groups, concentrating on self-service stores and hypermarkets, have been formed in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. Approximately 400 personnel employed in the U.S. commercial/industrial direct sales and service business were transferred to the purchaser of such operations in September 1997. The Company has retained a smaller sales force dedicated to C/I customers which will support dealers and distributors in promoting the Company's products and will engage in national marketing.

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

PATENTS AND RELATED RIGHTS

As of June 30, 1998, the Company owned or was the exclusive licensee of 246 active patents issued by the U.S. Patent and Trademark Office (as well as 489 corresponding foreign patents). These patents cover a variety of inventions and features, including the Company's acousto-magnetic (Ultra*Max), electromagnetic, microwave, swept-RF systems and CCTV systems. The Company had 96 patent applications pending in the U.S. for various other inventions relating to its products. Patents corresponding to many of the U.S. patents have been issued or are pending in various foreign countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

The Company's strategy is to maintain critical manufacturing processes in-house and to form alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs and quality, while increasing responsiveness to the demands of the market which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products, and also manufacture certain component parts and label products to the Company's specifications. Certain magnetic materials used in the manufacture of Ultra*Max labels and tags are currently purchased from one or two suppliers. While there are potential alternative sources of supply of such materials, the loss or disruption of one or both of such existing suppliers could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company is seeking to develop alternative sources of supply for such materials. A core supplier base of approximately 100 major suppliers has been established worldwide to maintain a reliable flow of quality materials at the lowest possible cost.

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

In fiscal 1998, 1997 and 1996, the Company incurred approximately $27.2 million, $24.5 million and $27.7 million, respectively, for research, development and engineering costs. The reduced level of spending in fiscal 1997 was the result of planned consolidations and product rationalizations. During fiscal 1999, the Company expects spending for research, development and engineering to closely approximate that of fiscal 1998.

GOVERNMENTAL REGULATION

The sale and use of the Company's products are subject to regulation by governmental authorities having jurisdiction over the sale and use of electronic and communication equipment or health and safety standards (e.g., the U.S. Department of Health and Human Services). Such products are in compliance with currently applicable requirements and standards under the regulations of government authorities in the U.S., in countries in which the Company markets such products directly or through its subsidiaries and in many other countries. In particular, electromagnetic field ("EMF") emissions from the Company's EAS systems are within the levels permitted by such current U.S. safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted by government authorities in the U.S., the Company believes that the EMF levels generated by the EAS systems it markets will remain within any such new safety standards which may be established. In addition, in view of the Company's high level of business activity in the European Union ("EU"), the Company actively participates in the development of evolving technical standards issued by CENELEC (European Committee For Electrotechnical Standardization) and ETSI (European Telecommunications Standards Institute). As of January 1, 1996 new standards were required to be met to apply the CE Mark to market products in the EU, and the Company certified its products to the CE Mark requirements. Meeting CE Mark requirements includes meeting standards established by CENELEC, ETSI and other standards-setting organizations. In addition, the EU Council of Health Ministers recently recommended basic guidelines for exposure to EMF fields. These guidelines contemplate that standards relating to measurement methods, duration of exposure and other criteria must be developed by member states and/or international bodies such as CENELEC to implement such guidelines. These guidelines, together with such standards as are developed, would be subject to adoption, as presented or with modifications, by individual countries. The Company is actively working with CENELEC to help develop such standards relating to EAS and related products. The Company expects that the products it markets will comply with such standards as may be developed implementing the basic guidelines, if and when such standards and guidelines have been adopted by individual countries.

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

The U.S. Food and Drug Administration ("FDA") has been examining the effects of various devices, including EAS systems, on implantable medical devices. The FDA has issued a physician advisory letter recommending that patients with implantable medical devices avoid lingering near, or leaning on, EAS systems. FDA staff members indicated, in connection with the release of such letter, that the FDA does not view interactions with EAS systems as representing a significant public health hazard and made reference to the large number of people passing through such systems each day in relation to the small number of reported incidents. Manufacturers of implantable medical devices, as well as the Company and the International Electronic Article Surveillance Manufacturers Association (of which the Company is a member), have long offered the same advice as was given by the FDA. An American Heart Association Science Advisory also agreed with the FDA recommendations, as did statements recently issued by the European Society of Cardiology and the U.K. Medical Devices Agency. The Company is also aware of other studies as to whether any hazards are posed to wearers of implantable medical devices by EAS systems. While the Company believes there to be substantial evidence that no health hazard is posed by the interactions between the Company's EAS systems and such medical devices, including opinions expressed by leading physicians, and has presented such evidence to the FDA, and offers such evidence to persons conducting such studies, there can be no assurance that such studies will not result in the publication of adverse reports, the recommendation of precautionary measures and/or the adoption of regulations which could adversely affect the Company.

The Company is also aware of prior attempts by one of its competitors to generate adverse publicity regarding these matters. There can be no assurance that such attempts will not adversely affect the Company.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. The following table sets forth for the periods indicated, the range of the high and low sales prices per common share:

                                                                                                  HIGH         LOW

      FISCAL 1998:
        First Quarter.....................................................................      $14 3/8      $12 3/8
        Second Quarter....................................................................       17           13 9/16
        Third Quarter.....................................................................       19 5/8       16 5/16
        Fourth Quarter....................................................................       16 15/16     12 9/16
      FISCAL 1997:
        First Quarter.....................................................................      $19 3/4      $13 7/8
        Second Quarter....................................................................       21 1/8       12 11/16
        Third Quarter.....................................................................       18           14 1/2
        Fourth Quarter....................................................................       17 1/2       12 7/8

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

On April 13, 1998, 6,900,000 Depositary Shares were issued by the Company, each representing a one-tenth interest in a share of Preferred Stock (See Note 11 of Notes to Consolidated Financial Statements for further details). The aggregate gross proceeds of the April 13, 1998 Offering were $172.5 million, and the net proceeds thereof, after deduction of discounts and commissions of $0.75 per depositary share and estimated expenses of $650,000, were approximately $166.7 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, to fund the remaining balance due under the settlement of the shareholder class action (see Note 14 of Notes to Consolidated Financial Statements for additional information) and for working capital and general corporate purposes. The Company has filed a registration statement on Form S-3 with respect to the Depositary Shares, the Preferred Stock and Common Stock issuable.

The Company also issued approximately 189,425 shares and approximately 355,359 shares of Common Stock in payment of the dividends payable on the Preferred Stock on July 1, 1998 and October 1, 1998, respectively. (Registration of these shares is not required because no additional consideration was paid therefor.) The resale of these shares will also be covered by the registration statement.

ITEM 6. SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY AND STATISTICAL
        INFORMATION


                             SELECTED FINANCIAL DATA
                     (in millions, except per share amounts)

                                                     1998(1)         1997(1)          1996(1)        1995(5)       1994
                                                     -------         -------          -------        -------       ----
                                                   Restated(6)
  YEAR ENDED
  Total revenues.......................             $   986.9       $ 1,025.7        $   994.6      $   889.1   $   656.0
                                                    =========       =========        =========      =========   =========
  Operating income (loss)..............             $    40.1       $     2.1        $  (134.5)     $    97.9   $   104.8
                                                    =========       =========        =========      =========   =========
  (Loss) income from continuing operations          $   (32.7)      $   (21.4)       $   (97.7)     $    69.6   $    72.1
                                                    =========       =========        =========      =========   =========
  Net (loss) income....................             $   (32.7)      $   (21.4)       $   (97.7)     $    73.7   $    72.1
                                                    =========       =========        =========      =========   =========
  Earnings (loss) applicable to common
    stockholders.......................             $   (35.2)      $   (21.4)       $   (97.7)     $    73.7   $    72.1
                                                    =========       =========        =========      =========   =========
  Basic (loss) earnings per common share:
    Continuing operations..............             $   (0.47)      $   (0.29)       $   (1.33)     $   0.98    $    1.20
                                                    =========       =========        =========      ========    =========
    Net (loss) income..................             $   (0.47)      $   (0.29)       $   (1.33)     $   1.04    $    1.20
                                                    =========       =========        =========      ========    =========
  Diluted (loss) earnings per common share:
    Continuing operations..............             $   (0.47)(2)   $   (0.29)(2)    $   (1.33)(2)  $   0.96    $    1.13
                                                    =========       =========        =========      ========    =========
    Net (loss) income..................             $   (0.47)(2)   $   (0.29)(2)    $   (1.33)(2)  $   1.02    $    1.13
                                                    =========       =========        =========      ========    =========
  Cash dividends per common share......             $     --        $    0.22        $    0.22      $   0.22    $    0.21
                                                    ========        =========        =========      ========    =========
  AT YEAR-END
  Total assets.........................             $ 1,799.5       $ 1,646.6        $ 1,621.3      $ 1,570.9   $ 1,155.5
                                                    =========       =========        =========      =========   =========
  Total debt...........................             $   548.7       $   523.3        $   516.5(4)   $   326.7   $   219.2
                                                    =========       =========        =========      =========   =========
  Total stockholders' equity...........             $   902.0(3)    $   772.9        $   831.7      $   952.7   $   727.7(4)
                                                    =========       =========        =========      =========   =========

----------

(1) Includes the following pre-tax charges:

                                                                                       1998       1997        1996
                                                                                      ------     ------     ------
         Restructuring and inventory write-downs relating to restructuring
                activities......................................................      $  21.9    $  26.8    $   85.3
         Litigation settlement, net.............................................         45.7        --          --
                                                                                      -------    -------    --------
                                                                                      $  67.6    $  26.8    $   85.3
                                                                                      =======    =======    ========

(2) Amounts are not adjusted as the effect is anti-dilutive.
(3) In fiscal 1998, the Company issued 6 1/2% Convertible Preferred Stock for net proceeds of $166.7.
(4) In fiscal 1996, the Company issued $350.0 Senior Notes (see Note 10 of Notes to Consolidated Financial Statements); in fiscal 1994, approximately $114.0 of the $114.2 issued of 7% convertible subordinated debentures at June 30, 1993, were converted to approximately 7.3 million shares of Common Stock.
(5) In fiscal 1995, the Company acquired Knogo Corporation's operations primarily in Europe and Australia.
(6) See Note 2 of Notes to Consolidated Financial Statements.

            QUARTERLY SUMMARY AND STATISTICAL INFORMATION (UNAUDITED)
                     (In millions, except per share amounts)

                                                                 SEPTEMBER 30,  DECEMBER 31,    MARCH 31,  JUNE 30,
                                                                 -------------  ------------    ---------  --------
                                                                  Restated(4)                  Restated(4)
  QUARTER ENDED
  1998(1)(2)
    Total revenues..........................................        $ 245.4       $ 243.7        $ 237.0    $ 260.8
    Operating income (loss).................................        $ (18.1)      $  19.2        $  16.3    $  22.8
    Net income (loss).......................................        $ (58.6)      $   5.4        $  10.1    $  10.4
    Earnings (loss) applicable to common stockholders.......        $ (58.6)      $   5.4        $  10.1    $   7.9
    Basic and diluted earnings (loss) per common share......        $ (0.79)      $  0.07        $  0.14    $  0.11

                                                                 SEPTEMBER 30,  DECEMBER 31,    MARCH 31,  JUNE 30,
                                                                 -------------  ------------    ---------  --------
  QUARTER ENDED
  1997(3)
    Total revenues..........................................        $ 246.0       $ 256.6        $ 250.1    $ 273.0
    Operating income (loss).................................        $  10.9       $  17.3        $  15.0    $ (41.1)
    Net income (loss).......................................        $   2.1       $   6.1        $   5.8    $ (35.4)
    Basic and diluted earnings (loss) per common share......        $  0.03       $  0.08        $  0.08    $ (0.48)

----------
(1) Includes pre-tax restructuring charges and inventory write-downs relating to restructuring activities of $17.2 (net of a reversal of $12.0 recorded in the fourth quarter of fiscal 1997) recorded in the first quarter and $4.7 recorded in the third quarter. These restructuring charges were allocated to the geographic areas of North America & Other for $(2.8) and Europe for $24.7. See Note 2 of Notes to Consolidated Financial Statements.
(2) Includes a pre-tax litigation settlement charge of $53.0 recorded in the first quarter, and a litigation insurance recovery of $7.3 recorded in the third quarter.
(3) Includes pre-tax restructuring charges and inventory write-downs relating to restructuring activities of $26.8 recorded in the fourth quarter. These restructuring charges were allocated to the geographic areas of North America & Other for $23.9 and Europe for $2.9.
(4)  See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements for discussion of the restatement of financial statements.

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

Results of operations reflected operating income of $40.1 million in fiscal 1998 versus $2.1 million in fiscal 1997 and a loss from operations of $134.5 million in fiscal 1996. The Company reported a net loss of $32.7 million, or a per share loss of $.47, in fiscal 1998, versus a loss of $21.4 million, or a per share loss of $.29, in fiscal 1997 and a net loss of $97.7 million, or a per share loss of $1.33, in fiscal 1996. The Company's results for fiscal 1998, 1997 and 1996 include the effects of restructuring charges of $21.9 million, $22.6 million and $65.7 million, respectively, and inventory write-downs of $4.2 million and $19.6 million relating to restructuring activities in fiscal 1997 and 1996, respectively. The after-tax effect of these restructuring charges and inventory write-downs was $15.3 million, $19.0 million, and $54.2 million, respectively or $.21, $.26 and $.74, per share.

The Company's results also included provisions for doubtful accounts of $23.4 million, $42.8 million and $82.3 million and provisions for excess and obsolete inventories (excluding the inventory write-downs relating to the restructuring activities) of $11.7 million, $11.6 million, and $36.7 million, in fiscal 1998, 1997 and 1996, respectively. The provisions for doubtful accounts for fiscal 1997 and 1996 include incremental charges that resulted from an extensive review of the collectibility of accounts receivable in each of those years amounting to $16.1 million and $56.5 million, respectively. The provisions for excess and obsolete inventories for fiscal 1998, 1997 and 1996 include incremental charges of $3.0 million, $2.5 million and $31.7 million, respectively, relating principally to the results of the Company's extensive review of its balance sheet. The Company's results also included incremental charges of $10.8 million, $3.5 million and $12.5 million in fiscal 1998, 1997 and 1996, respectively, for certain employee separation and warranty and contract resolution costs. The after-tax effect of these incremental charges was $9.7 million, $15.6 million, and $64.0 million, respectively or $.13, $.21 and $.87, per share. In addition, in fiscal 1998 the Company incurred net litigation settlement costs of $45.7 million, the after-tax effect of which was $31.9 million or $.43, per share. See "Restructuring Charges, Incremental Accounts Receivable, Inventory and Other Charges, Net Litigation Settlement Charges and Other Strategies" below and Notes 3 and 14 of the Notes to the Consolidated Financial Statements for further discussion.

RESTRUCTURING CHARGES, INCREMENTAL ACCOUNTS RECEIVABLE, INVENTORY AND OTHER CHARGES, NET LITIGATION SETTLEMENT CHARGES AND OTHER STRATEGIES

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

RESTRUCTURING CHARGES

As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization was to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. At June 30, 1998, all planned terminations have been completed and more than one-half of the facilities have been eliminated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource other products.

The fiscal 1996 pre-tax restructuring charges and inventory write-downs relating to the restructuring activities were $85.3 million (of which $19.6 million consisted of inventory write-downs recorded in "costs of sales"). The related estimated cash outlay was $33.3 million. Upon completion of the restructuring activities, anticipated savings in operating expenses and manufacturing costs are estimated to be $44 million. Through June 30, 1998, the savings realized as a result of this plan have been partially offset by reinvestment in the Company's business, including costs associated with the addition of approximately 250 employees in strategic growth and key technical areas, the new enterprise-wide management information system and additional consultants, and by increased legal fees relating principally to then-pending litigation and government investigations including the matters referred to under Legal Proceedings of Item 3. These savings were also partially reflected as reductions in manufacturing costs which have helped to generally maintain gross profit margins in the face of intense price competition.

In fiscal 1997, the Company continued to review its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997 which include the divestiture of non-core businesses and workforce reductions, principally in its European operations. The principal non-core business divested by the Company was its U.S. commercial/ industrial direct sales and installation business which was sold in September 1997. The Company elected to exit this commercial/industrial direct sales and installation activity due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial division. In connection with this restructuring plan, the Company has planned for the reduction in workforce of approximately 1,200 positions, of which 600 relate to the divestiture of non-core businesses and the remaining positions principally represent the termination of administrative personnel. As of June 30, 1998, approximately 900 positions had been eliminated, including the positions associated with the divested business units. The pre-tax restructuring charges related to this restructuring plan were $48.7 million, of which $26.8 million (of which $4.2 million consisted of inventory write-downs recorded in "costs of sales") was recorded in the fourth quarter of fiscal 1997, $17.2 million, net of a reversal of $12.0 million (see Note 2 of Notes to Consolidated Financial Statements), was recorded in the first quarter of fiscal 1998 and the balance of $4.7 million was recorded in the third quarter of fiscal 1998. Total cash outlay related to this restructuring plan, net of expected proceeds from the divestiture of non-core businesses, was estimated to be $30 million. As of June 30, 1998, $11.8 million had been disbursed, offset by $8.2 million of proceeds received from the sale of non-core businesses. Upon completion of the planned restructuring activities, the Company expects annualized savings of approximately $50 million.
The most significant portion of the savings from restructuring (approximately 58% or approximately $53.8 million) was expected to result from involuntary employee terminations. In the fiscal 1996 charge the Company planned for involuntarily termination of 875 employees. Approximately 63% of these employees were in Europe. These terminations were completed as of March 31, 1997. In the fiscal 1998 charge, the Company planned for the involuntary termination of 600 employees (excluding an additional 600 employees that would leave the Company's employment upon the disposition of non-core businesses). Approximately 44% of these employees were in Europe. Worldwide, through December 31, 1998, 444 employees had been involuntarily terminated and the rest will be terminated as soon as practicable. The realized savings in the U.S. are consistent with those originally expected. In Europe, realized and expected savings from yet to be completed involuntary terminations of employees are expected to produce the savings initially contemplated.
In general, the involuntary terminations of employees in Europe is a lengthy process because of the individual administrative process which needs to be followed in each country. In addition, as a result of successive changes in European management, implementation of the European restructuring plan has been delayed. While the speed of execution is slower than originally anticipated, no changes have been made to the original restructuring plan and the Company is proceeding with the remaining involuntary employee separations and location consolidations.

INCREMENTAL ACCOUNTS RECEIVABLE, INVENTORY AND OTHER CHARGES

In fiscal 1996, as part of the Company's plan to focus on asset management and review its balance sheet in view of the then existing business environment, the Company performed an extensive review of the collectibility of accounts receivable, including off-balance sheet receivables. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several commercial/industrial and retail customers had filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving and potentially obsolete inventory in light of softening demand for certain EAS products. In fiscal 1997 and 1998, the Company recorded further incremental charges relating to accounts receivables, inventories, certain employee separation and warranty and contract resolution costs. The related amounts and their effects are discussed below.

NET LITIGATION SETTLEMENT CHARGE

In November 1997, the Company reached an agreement to settle a series of class action lawsuits filed during fiscal 1995. The class action stockholder lawsuit challenged the Company's prior revenue recognition practices in fiscal 1995 and earlier. The terms of the agreement provide for an approximately $53.5 million settlement payment. The Company recorded a net pre-tax charge of $53.0 million with an after-tax effect of $37.0 million in the first quarter of fiscal 1998. During fiscal 1998, the Company also recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million, and was paid an amount equal to the policy limit of $10.0 million by one of its two excess directors and officers liability insurers pursuant to a settlement. The Company recorded a net pre-tax insurance recovery of $7.3 million with an after-tax effect of $5.1 million in the third quarter of fiscal 1998. In addition, subsequent to June 30, 1998, the Company reached agreement with its other excess insurance carrier providing for the payment by the carrier of $6.25 million in settlement of its insurance obligations in connection with, among other things, settlement of the above class action, and recorded the related insurance recovery.

OTHER STRATEGIES

To assist with the Company's restructuring plan objective to improve processes and systems, the Company has embarked upon a process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees. Q(3) is a multi- year effort in which the Company will reengineer the way it operates enterprise-wide. The program will also establish a culture of "continuous improvement" in all of the Company's business processes to reduce cost and increase customer satisfaction. In connection with this program, the Company has committed to the implementation of a new enterprise-wide management information system and an extensive internal training program, both of which are expected to significantly enhance operational efficiencies and improve customer service.

RESULTS OF OPERATIONS -- FISCAL 1998 COMPARED TO FISCAL 1997
Except as otherwise indicated, the following discussion of operating results excludes the effects of the net restructuring charges and inventory write-downs relating to restructuring activities and the net litigation settlement charges recorded in fiscal 1998 and 1997, which were discussed above.

REVENUES

Revenues for fiscal 1998 decreased 4%, or $38.8 million, from fiscal 1997. Fiscal 1998 results were negatively affected by the strengthening of the U.S. dollar against currencies in Europe and Asia and the related impact of foreign currency fluctuations, resulting in a reduction in revenues of approximately $38.4 million. Fiscal 1998 revenues also reflect the decline in revenues of certain non-core businesses, principally the U.S. commercial/industrial direct sales and service business which was sold in September 1997. Excluding the effects of the strengthening of the U.S. dollar against currencies in Europe and Asia and the divestiture of non-core businesses, fiscal 1998 revenues increased approximately 8%.

Consolidated revenues for the EAS product lines remained relatively unchanged from fiscal 1997. However, Ultra*Max revenues increased 19% in fiscal 1998 as compared to fiscal 1997. Unit level volume for source tagging, which is based on UltraoMax technology, increased by approximately 50% in fiscal 1998 as compared to fiscal 1997, resulting in sales of more than 650 million labels. The increase in Ultra*Max revenues was partially offset by declines in other EAS system revenues, principally the SensorStrip Checkout systems. Revenues from SensorStrip Checkout systems, principally sold in Europe, decreased 21% from fiscal 1997 where they were negatively affected by the strengthening of the U.S. dollar against most European currencies and market saturation in certain countries.

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

GROSS MARGINS AND OPERATING INCOME

Before restructuring charges and inventory write-downs relating to restructuring activities, gross margins were 44.8% for fiscal 1998 compared with 45.4% for fiscal 1997. The decrease in gross margin percentages reflect pricing pressures in some market segments for retail article protection equipment, partially offset by savings from cost reduction efforts.

Excluding restructuring charges and inventory write-downs relating to restructuring activities, operating income for fiscal 1998 was $62.0 million or 6.3% of total revenue, versus $28.9 million or 2.8% of total revenue in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administration expenses, as a percentage of total revenues, were 31.2% in fiscal 1998 versus 34.1% in fiscal 1997. Included in selling, general and administration expenses in fiscal 1998 and 1997 were $10.8 million and $3.5 million, respectively, relating to certain employee separation and warranty and contract resolution costs. As a percentage of revenue, these amounts were 1.1% and 0.3% in fiscal 1998 and 1997, respectively. The decrease in expenses as a percentage of revenue for fiscal 1998 reflects the benefit from cost reduction efforts resulting from the restructuring actions previously discussed, as well as the divestiture of the U.S. commercial/industrial direct sales and service business which typically had a higher operating expense level in relation to revenues.

PROVISION FOR DOUBTFUL ACCOUNTS

Provision for doubtful accounts, as a percentage of total revenues, was 2.4% and 4.2% in fiscal 1998 and 1997, respectively. The higher provision for doubtful accounts in fiscal 1997 reflects the Company's assessment of accounts receivable collection experience in certain market segments, following the extension review of accounts which took place in fiscal 1996.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses increased to 2.8% of total revenues in fiscal 1998 versus 2.4% in fiscal 1997. Research, development and engineering spending increased as a percentage of revenues as compared to the prior year due to the Company's increased focus on new product development in all product categories. The Company expects fiscal 1999 spending levels for research, development and engineering to approximate those in fiscal 1998.

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

TAXES

The Company's worldwide effective tax rate benefit for fiscal 1998 was 30.1% as compared to 29.4% in fiscal 1997. The effective tax rate for continuing operations for fiscal 1999 is expected to be approximately 30.0%.

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

See Note 9 of Notes to Consolidated Financial Statements for further discussion, including amounts of net operating losses by country and expiration dates.

RESULTS OF OPERATIONS -- FISCAL 1997 COMPARED TO FISCAL 1996

Except as otherwise indicated, the following discussion of operating results excludes the effects of the restructuring charges and inventory write-downs relating to restructuring activities recorded in fiscal 1997 and 1996, which were discussed above.

REVENUES

Revenues for fiscal 1997 increased 3%, or $31.1 million, over fiscal 1996 as a result of increased revenue by North America Retail, International Retail and the Global Source Tagging Division. The revenue growth resulted principally from increased sales of Ultra*Max and CCTV systems and products. Ultra*Max revenues increased 27% from $240.2 million in fiscal 1996 to $304.5 million in fiscal 1997. CCTV revenues increased 6% from $297.5 million in fiscal 1996 to $314.6 million in fiscal 1997. Installation, maintenance and other revenue also increased 25% to $117.4 million in fiscal 1997 as compared to $94.1 million in fiscal 1996 as the Company's installed base has increased. Worldwide Access Control system revenues remained flat at $60.7 million in fiscal 1997 as compared to $60.8 million in fiscal 1996.

Consolidated revenues for the EAS product lines were down slightly from $542.2 million in fiscal 1996 to $533.0 million in fiscal 1997, a 2% decrease. As previously mentioned, Ultra*Max revenues increased 27% in fiscal 1997 as compared to fiscal 1996. This increase was offset by a decrease in other EAS system revenues, principally the radio frequency technology systems and SensorStrip Checkout systems. Radio frequency systems are being phased out in connection with the Company's strategy to upgrade users from the older EAS technologies to Ultra*Max technology. Revenues from SensorStrip Checkout systems, principally sold in Europe, were negatively impacted by a weak European economy, legislation that restricted the expansion of hypermarkets and increased competition.

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

In fiscal 1997, C/I Worldwide was negatively affected by market conflicts with its indirect sales channels, product shortages, and late new product introductions. C/I Worldwide revenues were flat in fiscal 1997 as compared to fiscal 1996. Fiscal 1997 continued to be a transition year for C/I Worldwide as this new business unit, formed within the Company in late 1996 in connection with the Company's strategy to expand into and sell integrated security solutions to the commercial/industrial market, reorganized its management staff and administrative functions, aligned and just recently segregated product development and manufacturing activities from its sales organization and realigned its marketing strategy to partner with its dealers and distributors rather than sell directly to customers. Additionally, C/I Worldwide centralized the administrative functions of its indirect sales business in Europe during fiscal 1997. The above activity negatively affected revenue growth during fiscal 1997.

GROSS MARGINS AND OPERATING INCOME

Before restructuring charges and inventory write-downs relating to restructuring activities, gross margins were 45.4% for fiscal 1997 compared with 41.6% for fiscal 1996. The increase in margins is due to the Company's overall cost reduction efforts, favorable purchase prices on materials used in the manufacturing process and the reduced effects, year over year, of an extensive balance sheet review begun in fiscal 1996. Charges related to this review were $2.5 million and $31.7 million in fiscal 1997 and fiscal 1996, respectively. Gross margin improvement was offset by lower product pricing resulting from competition in certain segments of the EAS markets and higher costs associated with the transfer of more production to the Company's facility in Ireland to support operations in Europe. The Company has experienced pricing pressures from certain EAS retail customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administration expenses, as a percentage of total revenues, were 34.1% in fiscal 1997 versus 33.8% in fiscal 1996. In absolute dollars, selling expenses increased in fiscal 1997 versus fiscal 1996 due to higher commission expenses as a result of increased revenue. Operating expenses in the Company's European Retail business unit were higher than fiscal 1996 as a percentage of revenues due to a significant overhead structure. Accordingly, the Company announced additional cost reduction programs to reduce overhead cost, principally in its European Retail business unit. These programs include the centralization of administrative services and workforce reductions. C/I Worldwide operating expenses as a percentage of revenue increased over fiscal 1996 levels. The divestiture of non-core businesses, including the exit of the systems integration business, decreased C/I Worldwide operating expenses as a percentage of revenues below fiscal 1997 levels. Fiscal 1997 corporate administrative expense levels were higher than in fiscal 1996 as a result of increased consulting fees paid in connection with the Company's process improvement programs. Legal expenses were comparable to fiscal 1996 levels but remained at higher than normal levels due to expenses incurred to defend against certain actions which have been brought against the Company and in connection with an investigation by the Securities and Exchange Commission.

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

PROVISION FOR DOUBTFUL ACCOUNTS

Provision for doubtful accounts, as a percentage of total revenues, was 4.2% and 8.3% in fiscal 1997 and 1996, respectively. The reduction in the provision for doubtful accounts as a percentage of total revenue is due to the reduced effects, year over year, of an extensive review of the collectibility of accounts receivable begun in fiscal 1996. Incremental charges related to this review were $16.1 million (1.6% of revenue) and $56.5 million (5.7% of revenue) in fiscal 1997 and fiscal 1996, respectively.

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

The Company's investing activities used $53.9 million of cash in fiscal 1998, compared to $85.2 million in fiscal 1997. Additions to property, plant and equipment totaled $29.3 million, primarily including investments in manufacturing operations for new production equipment and additions to the Company's enterprise wide-management information system software. Additional investing activities also included increases in revenue equipment of $23.3 million, which represents equipment held under operating leases, and additional investments in acquisitions of $19.7 million relating to on-going payments for commitments relating to prior year acquisitions, all partially offset by the net proceeds received from the sale of the U.S. commercial/ industrial direct sales and service business and the Deerfield Beach facility.

Fiscal 1998 financing activities generated cash of $194.1 million as compared with cash used of $4.7 million in fiscal 1997. The increase is principally due to proceeds received from the issuance of the new series of 6 1/2% Convertible Preferred Stock. The proceeds from the Convertible Preferred Stock were primarily used to repay the outstanding balance under the Company's revolving credit line, the payable associated with the shareholder litigation settlement, and working capital and general corporate purposes. See Notes 11 and 14 of Notes to Consolidated Financial Statements for further discussion.

The Company's percentage of total debt to total capital was 37.8% at June 30, 1998 as compared to 40.4% at June 30, 1997. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after the preparation of its audited financial statements for fiscal 1999, and it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay dividends on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends.

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

The Risks of the Company's Year 2000 Issues

The Company presently believes that the Year 2000 issue will not cause material operational problems for the Company. However, if the Company is not successful in identifying all material Year 2000 problems, or its assessment and remediation of identified Year 2000 problems are not completed in a timely manner, there may be an interruption in, or failure of, certain normal business activities or operations. This risk includes unforeseen delays in the implementation of the Company's enterprise resource planning system. Such interruptions, failures or delays in implementing the enterprise resource planning system could have a material adverse impact on the Company's consolidated results of operations and financial condition, or on its relationships with customers, suppliers or others.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through its regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. The Company's policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.
A discussion of the Company's accounting policies for Interest Rate Swap and Foreign Currency Forward Agreements is included in Notes 1 and 17 of Notes to Consolidated Financial Statements.
The Company manages market risk by restricting the use of derivative financial instruments to hedging activities and by limiting potential interest and currency rate exposures to amounts that are not material to the Company's consolidated results of operations and cash flows. The Company also has procedures to monitor the impact of market risk on the fair value of its long-term debt, short-term debt instruments and other financial instruments, considering reasonably possible changes in interest and currency rates.

EXPOSURE TO SHORT-TERM INTEREST RATES
The Company utilizes primarily fixed-rate debt as described in Note 10 of Notes to Consolidated Financial Statements. The Company uses interest rate swaps agreements to further limit the Company's exposure to short-term interest rate movements relating to off balance sheet receivable financings.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Financial Statements:
  Report of Independent Certified Public Accountants...........................................           27
  Consolidated Balance Sheets at June 30, 1998 and 1997........................................           28
  Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and
     1996......................................................................................           29
  Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and
     1996......................................................................................           30
  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998,
     1997 and 1996.............................................................................           31
  Notes to Consolidated Financial Statements...................................................         32-48
Financial Statement Schedules:
  For the three years ended June 30, 1998:
     Schedule II-- Valuation and Qualifying Accounts...........................................          S-1

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

As discussed in Note 2, the 1998 consolidated financial statements have been restated.

                                       /s/  ERNST & YOUNG LLP


West Palm Beach, Florida
August 13, 1998, except for
Note 2, as to which the
date is August 13, 1999

                       SENSORMATIC ELECTRONICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                     (In millions, except par value amounts)


                                                                                               1998         1997
                                                                                            ---------    ---------
                                                                                      (Restated - See Note 2)
                                                 ASSETS
               CURRENT ASSETS:
               Cash and cash equivalents............................................        $   127.0    $    21.7
               Customer receivables.................................................            326.2        303.6
               Inventories, net.....................................................            203.6        199.6
               Current portion of deferred income taxes.............................             36.2         42.9
               Other current assets.................................................             43.7         54.4
                                                                                            ---------    ---------
                         TOTAL CURRENT ASSETS.......................................            736.7        622.2
               Customer receivables-- noncurrent....................................            132.5        138.5
               Revenue equipment, less accumulated depreciation of $60.3 in
                 1998 and $55.3 in 1997.............................................             69.2         66.8
               Property, plant and equipment, net...................................            137.2        145.5
               Costs in excess of net assets acquired, less accumulated amortization
                 of $74.4 in 1998 and $61.2 in 1997.................................            465.5        482.7
               Deferred income taxes................................................            149.4        102.5
               Patents and other assets, less accumulated amortization of $33.2
                 in 1998 and $24.5 in 1997..........................................            109.0         88.4
                                                                                            ---------    ---------
               TOTAL ASSETS.........................................................        $ 1,799.5    $ 1,646.6
                                                                                            =========    =========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

               CURRENT LIABILITIES:
               Short-term debt......................................................        $    33.5    $    21.8
               Accounts payable.....................................................             57.0         67.2
               Other current liabilities and deferred income taxes..................            246.3        243.4
                                                                                            ---------    ---------
                         TOTAL CURRENT LIABILITIES..................................            336.8        332.4
               Long-term debt.......................................................            515.2        501.5
               Other noncurrent liabilities and deferred income taxes...............             45.5         39.8
                                                                                            ---------    ---------
                         TOTAL LIABILITIES..........................................            897.5        873.7
               Commitments and other matters (Note 14)
               STOCKHOLDERS' EQUITY:
               Preferred stock, $.01 par value, 10.0 shares authorized..............               --           --
                 61/2% Convertible Preferred Stock, 0.7 shares outstanding...........           166.7           --
               Common stock, $.01 par value, 125.0 shares authorized,
                 74.4 and 74.3 shares outstanding in 1998 and 1997, respectively....            733.7        730.5
               Retained earnings....................................................            108.3        143.7
               Treasury stock at cost and other, 1.7 shares in 1998 and 1997........            (11.7)       (14.0)
               Currency translation adjustments.....................................            (95.0)       (87.3)
                                                                                            ---------    ---------
                         TOTAL STOCKHOLDERS' EQUITY.................................            902.0        772.9
                                                                                            ---------    ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................        $ 1,799.5    $ 1,646.6
                                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                     (In millions, except per share amounts)


                                                                1998         1997          1996
                                                              --------    ---------     -------
                                                      (Restated - See Note 2)
Revenues:
Sales.....................................................    $  831.9    $   853.0     $   850.8
Rentals...................................................        47.6         55.3          49.7
Installation, maintenance and other.......................       107.4        117.4          94.1
                                                              --------    ---------     ---------
          Total revenues..................................       986.9      1,025.7         994.6
                                                              --------    ---------     ---------
Operating costs and expenses:
Costs of sales............................................       525.8        543.6         579.8
Depreciation on revenue equipment.........................        18.6         20.8          20.3
Selling, general and administrative.......................       308.2        349.8         336.2
Provision for doubtful accounts...........................        23.4         42.8          82.3
Restructuring charges.....................................        21.9         22.6          65.7
Research, development and engineering.....................        27.2         24.5          27.7
Amortization of intangible assets.........................        21.7         19.5          17.1
                                                              --------    ---------     ---------
          Total operating costs and expenses..............       946.8      1,023.6       1,129.1
                                                              --------    ---------     ---------
Operating income (loss)...................................        40.1          2.1        (134.5)
                                                              --------    ---------     ---------
Other (expenses) income:
Interest income...........................................        16.0         16.2          16.9
Interest expense..........................................       (50.8)       (47.9)        (38.4)
Litigation settlement, net................................       (45.7)          --            --
Other, net................................................        (6.4)        (0.7)         (3.9)
                                                              --------    ---------     ---------
          Total other (expenses) income...................       (86.9)       (32.4)        (25.4)
                                                              --------    ---------     ---------
Loss before income taxes..................................       (46.8)       (30.3)       (159.9)
Benefit for income taxes..................................       (14.1)        (8.9)        (62.2)
                                                              --------    ---------     ---------
Net loss..................................................    $  (32.7)   $   (21.4)    $   (97.7)
                                                              ========    =========     =========

Loss applicable to common stockholders....................    $  (35.2)   $   (21.4)    $   (97.7)
                                                              ========    =========     =========

Basic and Diluted loss per common share:..................    $  (0.47)   $   (0.29)    $   (1.33)
                                                              ========    =========     =========

   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                  (In millions)

                                                                                       1998         1997        1996
                                                                                     --------     --------    --------
                                                                             (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................                      $  (32.7)    $  (21.4)   $  (97.7)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.................................................                          42.6         46.7        42.1
  Amortization.................................................                          21.7         19.5        17.1
  Restructuring charges, net...................................                           7.3         18.8        73.9
Net changes in operating assets and liabilities, net of effects of acquisitions:
  Customer receivables, net....................................                         (20.9)       (30.0)     (118.7)
  Inventories..................................................                         (11.0)       (45.8)       43.0
  Current and deferred income taxes relating to restructuring
    and net litigation settlement charges......................                         (19.9)        (7.8)      (31.1)
  Accounts payable.............................................                         (10.0)         8.4        (4.3)
  Other, net...................................................                         (12.0)         9.5        41.4
                                                                                     --------     --------    --------
          Net cash used in operating activities................                         (34.9)        (2.1)      (34.3)
                                                                                     --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net....................................                         (29.3)       (38.4)      (49.8)
  Increase in revenue equipment, net...........................                         (23.3)       (23.0)      (36.8)
  Acquisitions, net of cash....................................                            --        (14.8)       (8.6)
  Additional investments in acquisitions.......................                         (19.7)       (16.4)      (14.9)
  Proceeds from sale of business...............................                           8.2          --           --
  Proceeds from sales and maturities of marketable securities..                            --          2.4        23.3
  Other, net...................................................                          10.2          5.0         9.0
                                                                                     --------     --------    --------
          Net cash used in investing activities................                         (53.9)       (85.2)      (77.8)
                                                                                     --------     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and other debt...............................                         442.4        105.5         1.3
  Repayments of bank borrowings and other debt.................                        (416.1)       (96.0)     (160.2)
  Proceeds from issuance of Convertible Preferred Stock, net...                         166.7          --           --
  Proceeds from the issuance of Senior Notes, net..............                            --          --        348.3
  Dividends paid...............................................                            --        (16.7)      (16.1)
  Proceeds from issuance of common stock under employee benefit plans
     and for acquisitions......................................                           1.1          5.6         8.9
  Other, net...................................................                            --         (3.1)         --
                                                                                     --------     --------    --------
          Net cash provided by (used in) financing activities..                         194.1         (4.7)      182.2
                                                                                     --------     --------    --------
Net increase (decrease) in cash and cash equivalents...........                         105.3        (92.0)       70.1
Cash and cash equivalents at beginning of year.................                          21.7        113.7        43.6
                                                                                     --------     --------    --------
Cash and cash equivalents at end of year.......................                      $  127.0     $   21.7    $  113.7
                                                                                     ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year............................                      $    9.2     $   10.8    $   10.3
  Interest paid during the year................................                      $   49.5     $   43.5    $   30.4


   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                  (In millions)

                                                                                          TREASURY     CURRENCY
                                                      PREFERRED    COMMON    RETAINED       STOCK     TRANSLATION
                                                        STOCK       STOCK    EARNINGS     AND OTHER   ADJUSTMENTS     TOTAL
                                                      ---------   --------   --------     ---------   -----------   --------
  Balance at June 30, 1995.....................       $    --     $ 713.9     $ 295.6      $ (13.2)     $ (43.6)    $  952.7
  Stock issued pursuant to employee
    benefit plans................................          --         9.9          --         (1.1)         --           8.8
  Common stock cash dividends....................          --          --       (16.1)         --           --         (16.1)
  Net loss.......................................          --          --       (97.7)         --           --         (97.7)
  Other..........................................          --          --          --          0.9        (16.9)       (16.0)
                                                      -------     -------     -------      -------      -------     --------
  Balance at June 30, 1996.......................          --       723.8       181.8        (13.4)       (60.5)       831.7
  Stock issued pursuant to employee
    benefit plans................................          --         6.7          --         (1.3)         --           5.4
  Common stock cash dividends....................          --          --       (16.7)         --           --         (16.7)
  Net loss.......................................          --          --       (21.4)         --           --         (21.4)
  Other..........................................          --          --          --          0.7        (26.8)       (26.1)
                                                      -------     -------     -------      -------      -------     --------
  Balance at June 30, 1997.......................          --       730.5       143.7        (14.0)       (87.3)       772.9
  Stock issued pursuant to employee
    benefit plans................................          --         1.7          --          --           --           1.7
  Convertible Preferred Stock issued, net
    of issuance cost of $5.8.....................       166.7          --          --          --           --         166.7
  Preferred stock dividend.......................          --         2.4        (2.4)         --           --           --
  Net loss(1)....................................          --          --       (32.7)         --           --         (32.7)
  Other..........................................          --        (0.9)       (0.3)         2.3         (7.7)        (6.6)
                                                      -------     -------     -------      -------      -------     --------
  Balance at June 30, 1998.......................     $ 166.7     $ 733.7     $ 108.3      $ (11.7)     $ (95.0)    $  902.0
                                                      =======     =======     =======      =======      =======     ========

(1)  Restated. See Note 2 of Notes to Consolidated Financial Statements.


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

EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include stock options issued under employee benefit plans.

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

In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business to Securities Technology Group ("STG"). Unlike the Pinkertons transaction, as one of the terms of the sale, the Company is required to reimburse STG for costs to complete certain jobs in process if those costs exceed defined amounts. The Company originally retained the $12.0 restructuring liability as an estimate of losses under its new agreement with STG, which the Company viewed as addressing the same underlying business and risk profile as in the Pinkertons agreement in principle.

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

Additionally, to conform to the fiscal 1999 presentation, the Company has deducted from loss applicable to common stockholders the value of common stock issued as dividends on the 6 1/2% Convertible Preferred Stock which had accrued from April 13, 1998, the date on which the 6 1/2% Convertible Preferred Stock was issued. This has no impact on the previously reported net loss or stockholders' equity.

The effects of the above adjustments on the Company's previously reported consolidated financial statements for the year ended June 30, 1998 are as follows:

       Consolidated Statements of Operations:

                                                              Year Ended
                                                              June 30, 1998
                                                     -----------------------------
                                                     As Reported       As Restated
         Restructuring charges                         $ 29.2             $ 21.9
         Operating income                              $ 32.8             $ 40.1
         Loss from continuing operations               $(37.1)            $(32.7)
         Net loss                                      $(37.1)            $(32.7)
         Loss applicable to common stockholders                           $(35.2)
         Basic and diluted loss per share              $(0.50)            $(0.47)

       Consolidated Condensed Balance Sheet:

                                                              June 30, 1998
                                                     -----------------------------
                                                     As Reported       As Restated
         Total assets                                 $1,802.4           $1,799.5
         Total current liabilities                    $  344.1           $  336.8
         Total stockholders' equity                   $  897.6           $  902.0

3. RESTRUCTURING CHARGES

In fiscal 1996, the Company initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing efficiencies. This review focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. As a result of the review in fiscal 1996, the Company recorded restructuring charges of $65.7 million and inventory write-downs related to restructuring activities of $19.6 million. The combined charge was $85.3 million with an after-tax impact of $54.2 million. The cash outlay related to these charges is estimated to be approximately $33.3.

The Company recorded additional restructuring charges in the fourth quarter of fiscal 1997 and the first and third quarters of fiscal 1998 as a result of further cost-reduction actions, primarily workforce reductions in the Company's European operations, and the divestiture of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. As discussed in Note 2, the Company also reversed certain restructuring charges in the first quarter of fiscal 1998 which were originally established in the fourth quarter of fiscal 1997. These net restructuring charges totaled $44.5 million and the inventory write-downs related to restructuring activities totaled $4.2 million. The total combined charge was $48.7 million with an after-tax impact of $32.3 million. The total cash outlay related to these charges, net of expected proceeds from the divestment of non-core businesses, is estimated to be approximately $30.0, of which $11.8 has been disbursed and partially offset by the proceeds received from the non-core operation divestitures as of June 30, 1998.

In fiscal 1996, as a result of the review described above, the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 1998, all planned terminations have been completed and more than one-half of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's 1997 and 1998 announced restructuring activities principally included workforce reductions in the Company's European operations and the divestiture of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 would be eliminated in connection with the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel.

An expanded summary of the restructuring charges and inventory write-downs relating to the restructuring plans follows:

                                                                 1998(1)       1997(2)        1996(2)      TOTAL
                                                             ------------- -------------  ------------- ----------
     Product rationalization, related equipment charges
       and other........................................         $  --         $  2.9         $ 45.3       $  48.2
     Closure of facilities and related costs............            8.8           6.5           23.5          38.8
     Employee termination and related costs.............           20.4            .5           16.5          37.4
     Non-core business divestitures.....................           (7.3)         16.9            --            9.6
                                                                 ------        ------         ------       -------
               Total....................................         $ 21.9        $ 26.8         $ 85.3       $ 134.0
     Less: Inventory write-downs recorded as a component
       of costs of sales................................            --           (4.2)         (19.6)        (23.8)
                                                                 ------        ------         ------       -------
               Total....................................         $ 21.9        $ 22.6         $ 65.7       $ 110.2
                                                                 ======        ======         ======       =======

----------

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

The following table sets forth the details and the activity of the restructuring charge reserves for fiscal 1998:
1996 Reserve

                                                                       Accrual                                       Accrual
                                                     Utilization      Balance at     Utilization                    Balance at
                                       1996       -----------------    June 30,   -----------------    Reserve       June 30,
                                     Provision    Cash     Non-Cash      1996      Cash    Non-Cash  Reallocations     1997
                                     ---------    ----     --------   ----------  -----    --------  -------------  ----------
Product rationalization, related
  equipment charges and other......   $ 45.3      $   -     $(34.2)     $11.1      $  -     $(12.4)     $ 2.8           $ 1.5
Closure of facilities and
  related costs....................     23.5        (1.0)     (1.6)      20.9       (1.4)     (6.5)      (7.3)            5.7
Employee termination and related
  costs............................     16.5       (10.4)     (0.7)       5.4       (6.6)       -         4.5             3.3
                                      ------      ------    ------      -----      -----    ------      -----           -----
    Total..........................   $ 85.3      $(11.4)   $(36.5)     $37.4      $(8.0)   $(18.9)     $  -            $10.5
                                      ------      ------    ------      -----      -----    ------      -----           -----

Inventory write downs
  recorded as a component of
  cost of sales(2).................    (19.6)                 10.6       (9.0)                 9.0                         -
                                      ------      ------    ------      -----      -----    ------      -----           -----
    Total..........................   $ 65.7      $(11.4)   $(25.9)     $28.4      $(8.0)   $ (9.9)     $  -            $10.5
                                      ======      ======    ======      =====      =====    ======      =====           =====


1996 Reserve (continued)

                                                Accrual                                Accrual
                                               Balance at           Utilization       Balance at
                                                June 30,       -------------------     June 30,
                                                  1997         Cash       Non-Cash       1998
                                               ---------       ----       --------    ----------
Product rationalization, related
  equipment charges and other................    $ 1.5        $  -          $(1.1)       $0.4
Closure of facilities and related costs......      5.7         (0.7)          0.2         5.2
Employee termination and related costs.......      3.3         (3.3)           -           -
                                                 -----        -----         -----        ----
    Total....................................    $10.5        $(4.0)        $(0.9)       $5.6
                                                 =====        =====         =====        ====

1997/1998 Reserve(1)

                                                   Accrual                                                     Accrual
                                                 Balance at          1998                Utilization          Balance at
                                       1997        June 30,        Additions/         -----------------        June 30,
                                     Provision      1997          (Reversals)         Cash       Non-Cash        1998
                                     ---------    ---------       -----------         -----      --------    -------------
Product rationalization, related
  equipment charges and other......   $ 2.9        $ 2.9            $  -             $   -       $(1.6)          $ 1.3
Closure of facilities and
  related costs....................     6.5          6.5              8.8               0.2       (5.6)            9.9
Closure of facilities(2)...........      -          (2.9)              -                 -                        (2.9)
Employee termination and related
  costs............................     0.5          0.5             20.4             (10.4)        -             10.5
Non-core business divestitures.....    16.9         16.9             (7.3)               -          -              9.6
                                      -----        -----            -----            ------      -----           -----
    Total..........................   $26.8        $23.9            $21.9            $(10.2)     $(7.2)          $28.4
                                      -----        -----            -----            ------      -----           -----

Inventory write downs recorded
  as a component of
  cost of sales(2).................      -          (4.2)                                          3.6            (0.6)
                                      -----        -----            -----            ------      -----           -----
    Total..........................   $26.8        $19.7            $21.9            $(10.2)     $(3.6)          $27.8
                                      =====        =====            =====            ======      =====           =====

---------------------------------

(1) Certain amounts related to non-core business divestitures have been restated. See Note 2.

(2)   Amounts classified directly to the impaired assets.

4. CUSTOMER RECEIVABLES

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

                                                                                                   1998          1997
                                                                                                 --------      ------
         Trade accounts receivable due in 1 year...........................................      $  303.9      $  291.2
         Allowance for doubtful accounts...................................................         (33.2)        (39.6)
                                                                                                 --------      --------
                   Trade accounts receivable due in 1 year, net............................      $  270.7      $  251.6
                                                                                                 ========      ========
         Deferred receivables..............................................................      $    4.9      $    7.3
         Installment receivables...........................................................          38.8          46.0
         Allowance for doubtful accounts...................................................          (5.6)         (7.8)
         Unearned interest and maintenance.................................................         (14.5)        (18.0)
                                                                                                 --------      --------
                   Total deferred and installment receivables, net.........................          23.6          27.5
         Less: Amounts due in 1 year, net..................................................         (19.0)        (17.6)
                                                                                                 --------      --------
                   Total noncurrent deferred and installment receivables,
                     net...................................................................      $    4.6      $    9.9
                                                                                                 ========      ========
         Sales-type leases-minimum lease payments receivable...............................      $  225.1      $  215.5
         Allowance for uncollectible minimum lease payments................................         (20.3)        (16.4)
         Unearned interest and maintenance.................................................         (40.4)        (36.1)
                                                                                                 --------      --------
                   Total sales-type leases, net............................................         164.4         163.0
         Less: Amounts due in 1 year, net..................................................         (36.5)        (34.4)
                                                                                                 --------      --------
                   Total noncurrent sales-type leases, net.................................      $  127.9      $  128.6
                                                                                                 ========      ========
         Total customer receivables........................................................      $  458.7      $  442.1
         Less: Amounts due in 1 year, net..................................................         326.2         303.6
                                                                                                 --------      --------
                   Total noncurrent customer receivables...................................      $  132.5      $  138.5
                                                                                                 ========      ========

Net receivables and sales-type lease receivables at June 30, 1998 are due as follows: 1999-- $326.2; 2000-- $42.3; 2001-- $36.6; 2002-- $27.5; 2003-- $17.8
and $8.3 thereafter.

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

5. ACCOUNTS RECEIVABLE FINANCING

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

The new agreements entered into include a five year (pound)100 million (approximately $160.0) asset backed commercial paper conduit program (the "Program") which allows for the sale of accounts receivables from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis to Mont Blanc Receivables Financing Limited ("MBRF"), an entity sponsored by the Union Bank of Switzerland ("UBS"). Under the Program, the Company periodically sells receivables to MBRF which in turn sells a percentage ownership in the receivables to a commercial paper conduit sponsored by UBS. The Company receives a subordinated receivable from MBRF equal to the difference between the value of the receivables sold and the cash received from MBRF.

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

The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $128.7 at June 30, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold, as deemed necessary, and are included in accrued liabilities.
6. INVENTORIES
Inventories are summarized as follows:

                                                                                                    1998         1997
                                                                                                  --------     --------
         Finished goods......................................................................     $  165.4     $  145.0
         Parts...............................................................................         56.3         58.8
         Work-in-process.....................................................................         14.7         24.9
                                                                                                  --------     --------
                                                                                                     236.4        228.7

         Less allowance for inventory losses.................................................        (32.8)       (29.1)
                                                                                                  --------     --------
                   Total inventories, net....................................................     $  203.6     $  199.6
                                                                                                  ========     ========

Refer to Note 3 for discussion of restructuring charges and inventory write-downs relating to restructuring activities.
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is summarized as follows:

                                                                                                    1998         1997
                                                                                                  --------     --------
         Machinery and equipment.............................................................     $  148.4     $  139.2
         Buildings and improvements..........................................................         52.0         60.3
         Leasehold improvements and furniture and fixtures...................................         33.3         31.5
         Land................................................................................         11.9         16.8
                                                                                                  --------     --------
                                                                                                     245.6        247.8

         Less accumulated depreciation and amortization......................................       (108.4)      (102.3)
                                                                                                  --------     --------
                   Total property, plant and equipment, net..................................     $  137.2     $  145.5
                                                                                                  ========     ========

Refer to Note 3 for discussion of restructuring charges related to property, plant and equipment.

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

8. EARNINGS PER SHARE
In 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share" and various other authoritative pronouncements regarding earnings per share ("EPS"). SFAS No. 128 became effective for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 effective December 31, 1997.

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

                                                                                       1998(a)       1997         1996
                                                                                      ---------    ---------    -------
        Numerator:
          Net loss...............................................................     $ (32.7)     $ (21.4)     $ (97.7)
          Less: Preferred stock dividends........................................     $  (2.5)          -0-          -0-
                                                                                      -------      -------      -------
          Loss applicable to common stockholders.................................     $ (35.2)     $ (21.4)     $ (97.7)
                                                                                      =======      =======      =======
        Denominator:
          Basic EPS-- weighted average shares....................................        74.2         74.0         73.5
          Dilutive effect: Stock options.........................................         0.3          0.2          0.5
                                                                                      -------      -------      -------
          Diluted EPS-- weighted average shares..................................        74.5         74.2         74.0
                                                                                      =======      =======      =======
          Basic loss per share...................................................     $ (0.47)     $ (0.29)     $ (1.33)
                                                                                      =======      =======      =======
          Diluted loss per share.................................................          -- (b)       -- (b)       -- (b)
                                                                                      =======      =======      =======

----------
(a) Restated. See Note 2.
(b) Excluded as result is anti-dilutive.
9. INCOME TAXES
Sensormatic applies SFAS No. 109 "Accounting for Income Taxes" which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.

The income tax (benefits) provisions on (loss) income from continuing operations are as follows:

                                                                                       1998         1997         1996
                                                                                      -------      -------      ------
        U.S. Federal income taxes:
          Current................................................................     $   1.6      $   6.0      $   4.8
          Deferred...............................................................       (20.5)       (21.9)       (27.3)
        Foreign income taxes:
          Current................................................................        15.2         13.1          3.6
          Deferred...............................................................        (6.0)        (4.7)       (36.0)
        State and other..........................................................        (4.4)        (1.4)        (7.3)
                                                                                      -------      -------      -------
                  Total..........................................................     $ (14.1)     $  (8.9)     $ (62.2)
                                                                                      =======      =======      =======

The 1998, 1997 and 1996 deferred provisions include a tax benefit of $15.9, $14.2 and $59.2, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                                                        1998         1997         1996
                                                                                      -------      -------      ------
        United States............................................................     $ (51.3)     $ (35.5)     $  (74.3)
        Foreign..................................................................         4.5          5.2         (85.6)
                                                                                      -------      -------      --------
                  Total..........................................................     $ (46.8)     $ (30.3)     $ (159.9)
                                                                                      =======      =======      ========

The U.S. Federal tax rate reconciles to the effective tax rate for continuing operations as follows:

                                                                                         1998         1997         1996
                                                                                      ---------    ---------    -------
        U.S. Federal tax rate....................................................       (35.0)%      (35.0)%      (35.0)%
        Benefits due to tax exempt earnings and investment income of
          the Puerto Rico operations.............................................       (13.7)       (19.2)        (3.1)
        Amortization of costs in excess of net assets acquired...................         6.9         14.4          2.4
        International tax rate differentials, net of foreign tax credits.........        12.8         (3.2)         0.9
        Tax benefit of foreign sales corporation.................................        (2.7)        (4.4)        (0.3)
        State income tax effect, net of Federal benefit..........................        (5.7)        (3.1)        (3.0)
        Adjustment of prior years' accruals......................................         5.0           --           --
        Valuation allowance......................................................         2.2         18.0         (2.5)
        Other....................................................................         0.1          3.5          1.7
                                                                                      -------      -------      -------
                                                                                        (30.1)%      (29.0)%      (38.9)%
                                                                                      =======      =======      =======

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

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 1998 and 1997, are as follows:

                                                                                  1998                     1997
                                                                          -----------------------  ------------------------
                                                                            ASSETS    LIABILITIES    ASSETS     LIABILITIES
                                                                          ---------   -----------  ---------    -----------
        Property, plant and equipment...............................        $  38.7     $  1.4       $  27.2      $  0.4
        Reserves and allowances.....................................           23.7       (1.0)         42.1        (1.4)
        Sales-type leases...........................................          (66.7)       6.9         (82.9)        7.0
        Undistributed earnings of German subsidiary.................           (3.2)        --          (0.4)        --
        Prepaid royalties...........................................            --          --           --          --
        Deemed sales revenues from Puerto Rico operations...........           44.2         --          30.5         --
        Restructuring charges.......................................            6.4        1.9          11.4         --
        NOL and tax credit carryforwards............................          166.1       (0.6)        144.7        (1.8)
        Valuation allowance.........................................          (19.7)        --         (25.3)        0.3
        Other.......................................................           (3.9)       1.5          (1.9)        1.3
                                                                            -------     ------       -------      ------
                  Total deferred income taxes.......................        $ 185.6     $ 10.1       $ 145.4      $  5.8
                                                                            =======     ======       =======      ======

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

Net operating losses exist as follows:

* Losses expiring in fiscal 1998 -- 2000: France $1.1, Norway $0.2

* Losses expiring in fiscal 2001 -- 2005: France $12.9, Italy $9.3, Norway $1.6, Other $10.6, United States $5.8

* Losses expiring in fiscal 2006 -- 2010: Norway $6.7, United States $45.6

* Losses expiring after fiscal 2010: United States losses of $60.0, $31.7 and $51.3 expiring in fiscal 2011, 2012 and 2013, respectively

* Losses with indefinite life: Belgium $31.4, France $10.0, Germany $23.7, Sweden $12.0, U.K. $67.7, Other $10.5

* Foreign tax credits expiring in fiscal 2000 through 2002 are $0.8.

10. DEBT

Debt is summarized as follows :

                                                                                         1998      1997
                                                                                       --------  --------
        8.04% Senior Notes due March, 2006.......................................      $  230.0  $  230.0
        7.21% Senior Notes due March, 2000.......................................          70.0      70.0
        7.34% Senior Notes due March, 2001.......................................          50.0      50.0
        8.21% Senior Notes due January, 2003.....................................         135.0     135.0
        Unsecured revolving credit note payable, at 5.97% to 8.50%...............           --       10.0
        Other debt, at 2.88% to 11.0%, net of unamortized interest of $3.5
          and $4.4 at 1998 and 1997, respectively................................          63.7      28.3
                                                                                       --------  --------
                  Total debt.....................................................         548.7     523.3
                                                                                       --------  --------
        Less: Amounts payable in 1 year..........................................         (33.5)    (21.8)
                                                                                       --------  --------
                  Total noncurrent debt..........................................      $  515.2  $  501.5
                                                                                       ========  ========

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

11. CONVERTIBLE PREFERRED STOCK

In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5, or $166.7 net of commissions, discounts and other estimated expenses. Each Depositary Share represents a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share of preferred stock. Dividends on the Preferred Stock will accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of Preferred Stock and will be payable quarterly on January 1, April 1, July 1 and October 1 of each year, commencing July 1, 1998. The Company issued approximately 189,425 and 355,359 shares of Common Stock which are not currently registered, in payment of the dividends payable on July 1, 1998 and October 1, 1998, respectively. Dividends are payable in cash or, at the option of the Company, in shares of Common Stock of the Company or a combination thereof. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after the preparation of its audited financial statements for fiscal 1999, and, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay cash dividends. The Depositary

Shares are convertible, subject to prior redemption, at any time after July 13, 1998, at the option of the holder thereof into shares of Common Stock at a conversion price of $19.52 per share of Common Stock, subject to certain adjustments. The Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at any time on or after April 4, 2001, at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on April 4, 2005. The Preferred Stock ranks junior in right of payment to all indebtedness and other liabilities of the Company.

12. STOCK OPTION PLANS

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

Information for all such plans is summarized for fiscal 1998, 1997 and 1996 as follows (in millions, except for price per option amounts):

                                                                                             1998        1997        1996
                                                                                          ---------   ---------   -------
          Options outstanding at beginning of year...................................           7.3         6.6         4.6
          Granted....................................................................           1.9         1.0         2.3
          Exercised..................................................................           --         (0.1)       (0.2)
          Canceled...................................................................          (1.1)       (0.2)       (0.1)
                                                                                          ---------   ---------   ---------
          Options outstanding at end of year.........................................           8.1         7.3         6.6
                                                                                          =========   =========   =========
          Average price of options exercised.........................................     $   10.29   $   15.24   $   13.72
                                                                                          $  7.42 to  $  7.42 to  $  5.87 to
          Exercise prices of options outstanding at end of year......................     $   36.38   $   36.38   $   36.38
          Average exercise price of options outstanding at end of year...............     $   19.48   $   21.73   $   22.22
          Exercisable options at end of year.........................................           3.9         2.8         2.8
          Options available for future grants at end of year.........................           1.0         1.7         0.8

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

                                                                                          1998(1)       1997       1996
                                                                                          -------     -------     ------
          Net loss:
            As reported..............................................................     $ (32.7)    $ (21.4)    $ (97.7)
            Pro forma................................................................     $ (39.3)    $ (26.0)    $ (99.6)
          Basic loss per common share:
            As reported..............................................................     $ (0.47)    $ (0.29)    $ (1.33)
            Pro forma................................................................     $ (0.56)    $ (0.35)    $ (1.35)

These pro forma amounts may not be indicative of future pro forma income and earnings per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1998, 1997 and 1996:

                                                                                            1998        1997        1996
                                                                                          --------    --------    ------
          Dividend yields............................................................         --         1.17%       1.16%
          Expected volatility........................................................        .361        .398        .389
          Risk-free interest rates...................................................        5.83%       6.26%       5.78%
          Expected life (in years)(2)................................................          5           5           5

----------
(1) Restated. See Note 2.
(2) With the exception of employee stock purchase plan grants with an expected life of 1 year.

Based upon the above assumptions, the weighted-average fair value of options granted during 1998, 1997 and 1996 was $5.64, $7.75 and $7.38, respectively.

13. DEFINED CONTRIBUTION PLANS

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

14. COMMITMENTS AND OTHER MATTERS

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

The Company has settled the above-referenced consolidated class action. The settlement agreement, requiring payment by the Company of approximately $53.5, was approved by the Court and has been fully performed by the Company. The Company has recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0, and has also been paid $10.0 by one of its two excess directors and officers liability insurers. Subsequent to June 30, 1998, the Company also reached an agreement providing for the payment of $6.25 by the other insurer. A pre-tax charge of $53.0, with an after-tax effect of $37.0, was recorded by the Company for payments made in connection with this settlement in the first quarter of fiscal 1998. Subsequently, during the third quarter of fiscal 1998, the Company also recorded a net estimated insurance recovery of $7.3 ($5.1 after-tax).

15. BUSINESS SEGMENT, GEOGRAPHIC AREA AND INTERNATIONAL OPERATIONS DATA

The Company operates in a single business segment and its principal products and systems are electronic article surveillance, closed circuit television and access control products and systems. The Company's operations by geographic area are as follows:

                                                                     1998       1997       1996(3)
                                                                  ---------  ---------  ----------
           Revenues:
             North America..................................      $   579.1  $   629.9    $  617.6
             Europe.........................................          356.3      388.4       417.3
             Other regions..................................          112.7       86.5        59.4
             Inter area transfers...........................          (61.2)     (79.1)      (99.7)
                                                                  ---------  ---------    --------
                     Total consolidated.....................      $   986.9  $ 1,025.7    $  994.6
                                                                  =========  =========    ========
           Operating income (loss)(1):
             North America..................................      $   103.0  $    35.7    $  (52.6)
             Europe.........................................          (50.7)     (26.0)      (48.3)
             Other regions..................................           15.0       20.8         8.2
             Corporate items................................          (27.2)     (28.4)      (41.8)
                                                                  ---------  ---------    --------
           Subtotal.........................................           40.1        2.1      (134.5)
                     Total other (expenses)(2)..............          (86.9)     (32.4)      (25.4)
                                                                  ---------  ---------    --------
           Loss before income taxes.........................      $   (46.8) $   (30.3)   $ (159.9)
                                                                  =========  =========    ========
           Identifiable assets:
             North America..................................      $   892.5  $   777.3    $  776.8
             Europe.........................................          714.7      703.7       738.9
             Other regions..................................          127.4      110.4        63.2
             Corporate items................................           64.9       55.2        42.4
                                                                  ---------  ---------    --------
                     Total consolidated.....................      $ 1,799.5  $ 1,646.6    $1,621.3
                                                                  =========  =========    ========

----------

(1) Fiscal 1998 includes restructuring charges of $21.9, and fiscal 1997 and 1996 include restructuring charges and inventory write-downs related to restructuring activities of $26.8 and $85.3, respectively. These charges were allocated to the geographical areas of North America for $(2.8), $23.9 and $57.2, respectively, and to Europe for $24.7, $2.9 and $28.1, respectively. The fiscal 1998 allocation to North America included a reversal of $12.0. See Note 2.

(2) Fiscal 1998 includes a net litigation settlement charge of $45.7.

(3) Fiscal 1996 has been reclassified to conform to the fiscal 1997 presentation.

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

16. ACQUISITIONS AND DIVESTMENTS

In connection with acquisitions during fiscal 1997 and 1996, the market value of the assets acquired was as follows:

                                                                              1997       1996
                                                                            --------     ----
         Cash paid (net of cash acquired)..............................     $  15.5     $ 8.6
         Liabilities assumed and/or incurred...........................         1.2       4.3
         Common stock issued...........................................        --          --
                                                                            -------     -----
         Market value of assets acquired...............................     $  16.7     $12.9
                                                                            =======     =====

No acquisitions occurred in fiscal 1998.

In September 1997, the Company sold its U.S commercial/industrial direct sales and service business to STG for total proceeds of $10.5. The Company also agreed in such transaction to sell its monitoring business, which was consummated in October 1997. The Company retained ownership of all of the accounts receivable related to these operations which totaled approximately $30.7.

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

During the third quarter of fiscal 1998, the Company recognized a $4.7 restructuring liability for estimated losses resulting from the Company's sale of this business to STG. See Note 2 for further discussion.

The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for June 30, 1998 and 1997 were $11.4 and approximately $80.0, respectively.

17. FINANCIAL INSTRUMENTS

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

FAIR VALUE OF BALANCE SHEET FINANCIAL INSTRUMENTS

The recorded value of balance sheet financial instruments reported as liabilities, where there is a difference between recorded value and estimated market value, were as follows:

                                                      1998         1997
                                                    --------     --------

         Senior Note debt
           Recorded value...........................$  485.0     $  485.0
           Fair value...............................$  471.3     $  467.9

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

At June 30, 1998, the Company was a party to the following interest rate agreements:

FLOATING TO FIXED SWAP AGREEMENTS

         NOTIONAL                                                         EXPIRATION     FIXED RATE       FLOATING RATE
         AMOUNT                                                              DATE        TO BE PAID      TO BE RECEIVED
         --------                                                       --------------   ----------      --------------
         $ 3.0.....................................................     May 1999              7.75%      1 Month LIBOR
           2.5.....................................................     September 1999        5.84       1 Month LIBOR
           4.0.....................................................     May 2000              6.16       1 Month LIBOR
           1.0.....................................................     April 2000            6.58       1 Month LIBOR
           0.4.....................................................     April 1999            4.60       1 Month LIBOR
           0.1.....................................................     August 1998           4.80       1 Month LIBOR
           0.1.....................................................     March 1999            4.65       1 Month LIBOR
          30.0.....................................................     March 2001            5.68       3 Month LIBOR
          30.0.....................................................     March 2000            5.92       3 Month LIBOR
          30.0.....................................................     March 2003            6.05       3 Month LIBOR
          30.0.....................................................     March 2002            6.01       3 Month LIBOR

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

The Company has entered into a floating to fixed interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to revert to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of June 30, 1998 the notional amount of this interest rate swap agreement was (pound)63.7 million. The interest rate agreement will expire when the underlying receivables are paid down. At June 30, 1998 the floating rate to be paid by the Company is the one month Fed AA commercial paper composite rate and the fixed rate to be received is approximately 7.67%. Under SFAS No. 125, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings. The fair market value of this interest rate swap agreement was not determinable due to the open ended expiration date and consequently has not been recognized in the Consolidated Balance Sheet at June 30, 1998.

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

At June 30, 1998, the Company owned forward and option contracts which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 2000 and 1999, as follows:

          CURRENCIES                                                                             2000          1999
          ----------                                                                            ------       ------
          German Mark.....................................................................      $   --       $   65.9
          Italian Lire....................................................................          --           40.6
          French Francs...................................................................          --           69.6
          Swedish Krona...................................................................          --           13.8
          British Pounds..................................................................          --           54.8
          Spanish Pesetas.................................................................          --           27.9
          Irish Punts.....................................................................          --           (9.5)
          Belgium Franc...................................................................        (0.2)          (2.2)
          Other...........................................................................          --           (0.1)
                                                                                                ------       --------
                    Total.................................................................      $ (0.2)      $  260.8
                                                                                                ======       ========

CREDIT RISK

The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. In the event of nonperformance by the counterparties to the Company's interest rate agreements, the effective interest rate on the underlying transaction would revert to the respective contractual rate. The counterparties to the Company's interest rate agreements and foreign currency contracts are limited to major financial institutions with investment grade ratings; thus the Company believes the risk of incurring losses due to credit risk is remote. Refer to Note 4 for disclosure regarding accounts receivables subject to concentrations of credit risks.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The following documents are filed as a part of this report:

    Financial Statements and Financial Statement Schedules-- See Index to Consolidated Financial Statements at Item 8 of this report.

    (3) Listing of exhibits:

    Note: Unless otherwise indicated below, the following Exhibits were filed with the original Report and are not being re-filed with this Amendment.


               EXHIBIT
               NUMBER             DESCRIPTION OF EXHIBITS
               ------             -----------------------
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

                 4(d)             Certificate of Designations of the Powers Preferences and Relative, Participating
                                  Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations
                                  and Restrictions thereof of 61/2% Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 9, 1998 (incorporated by reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended March 31, 1998).

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


                 12               Computation of Ratio of Earnings to Fixed Charges (Amended schedule is filed herewith).

                 21               List of Subsidiaries of the Company.

                 23(a)            Consent of Independent Certified Public Accountants (reference to Exhibit 23(a) to
                                  Form S-8 Nos. 2-19339, 33-26786, 33-38753, 33-54626 and 33-58299) (Amended schedule is filed herewith).

                 23(b)            Consent of Independent Certified Public Accountants (reference to
                                  Exhibit 23(b) to Form S-4 No. 33-51957) (Amended schedule is filed herewith).

                 27               Financial Data Schedule (EDGAR version only) (Amended schedule is filed herewith).

(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 17, 1999.

                                     SENSORMATIC ELECTRONICS
                                     CORPORATION

                                     By: /s/  GARRETT E. PIERCE
                                         ---------------------------------------
                                     Garrett E. Pierce
                                     SENIOR VICE PRESIDENT, CHIEF ADMINISTRATIVE
                                     OFFICER AND CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on August 17, 1999.


SIGNATURE                                                         TITLE

/s/  ROBERT A. VANOUREK                                           President and Chief Executive Officer
----------------------------------------                          (Principal Executive Officer) and Director
Robert A. Vanourek

/s/  GARRETT E. PIERCE                                            Senior Vice President, Chief
----------------------------------------                          Administrative Officer and Chief Financial Officer
     Garrett E. Pierce                                            (Principal Financial Officer)


/s/  GREGORY C. THOMPSON                                          Vice President and Controller
----------------------------------------                          (Principal Accounting Officer)
Gregory C. Thompson


                                                                     SCHEDULE II

                       SENSORMATIC ELECTRONICS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDING JUNE 30, 1998, 1997, AND 1996
                                  (In millions)



                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                    1998           1997(3)          1996
                                                                                    ----           -------          ----
  Balance, beginning of period.............................................         $ 63.8          $ 62.8          $ 26.4
  Additions charged to income(1)...........................................           23.4            27.2            82.3
  Amounts written off......................................................          (22.4)          (28.7)          (47.3)
  Other (including currency translation)...................................           (5.7)            2.5             1.4
                                                                                    ------          ------          ------
  Balance, end of period...................................................         $ 59.1          $ 63.8          $ 62.8
                                                                                    ======          ======          ======

                         ALLOWANCE FOR INVENTORY LOSSES

                                                                                    1998            1997            1996
                                                                                    ----            ----            ----
  Balance, beginning of period.............................................         $ 29.1          $ 38.0          $ 10.3
  Additions charged to income(1)...........................................           11.7            11.6            36.7
  Inventory write-downs related to restructuring activities(2).............             --             4.2            19.6
  Amounts written off......................................................           (7.6)          (19.2)          (30.2)
  Other (including currency translation)...................................           (0.4)           (5.5)            1.6
                                                                                    ------          ------          ------
  Balance, end of period...................................................         $ 32.8          $ 29.1          $ 38.0
                                                                                    ======          ======          ======

----------

(1) Includes incremental charges discussed in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition of the Form 10K/A-1 for fiscal 1998.

(2) Refer to Note 3 of the Notes to the Consolidated Financial Statements for discussion of restructuring charges.

(3) For the year ending June 30, 1997, a liability of $12.0 relating to the disposition of a non-core business has been reclassified to other liabilities. This liability was reversed during the first quarter of fiscal 1998. See Note 2 of Notes to the Consolidated Financial Statements.