Form 10-Q/A
period 1998-09-30
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q/A-1

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended    SEPTEMBER 30, 1998                 Commission File No.  1-10739
             -----------------------                                   --------


                      SENSORMATIC ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                                        34-1024665
------------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
 organization)

             951 YAMATO ROAD, BOCA RATON, FLORIDA                33431-0700
           ----------------------------------------              ----------
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

                      SENSORMATIC ELECTRONICS CORPORATION

                                     INDEX

                                 FORM 10-Q/A-1
                     THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                                             PAGE
                                                                                                             ----
PART I.       FINANCIAL INFORMATION

        Item 1.       Financial Statements

                       Consolidated Condensed Balance Sheets................................................. 2
                       Consolidated Condensed Statements of  Operations...................................... 3
                       Consolidated Condensed Statements of Cash Flows....................................... 4
                       Notes to Consolidated Condensed Financial Statements.................................. 5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations............................................................... 12


PART II.      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K...................................................... 19

Signatures.................................................................................................. 20


                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)

                                                                                             (Unaudited)
                                                                                             September 30,          June 30,
                                                                                                 1998                 1998
                                                                                             -------------          --------
                                                                                                 (Restated - See Note 2)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                      $ 105.4               $ 127.0
Customer receivables                                                                             331.7                 326.2
Inventories, net                                                                                 203.8                 203.6
Current portion of deferred income taxes                                                          37.1                  36.2
Other current assets                                                                              43.0                  43.7
                                                                                          -------------        --------------
       TOTAL CURRENT ASSETS                                                                      721.0                 736.7

Customer receivables - noncurrent                                                                125.6                 132.5
Revenue equipment, net                                                                            73.2                  69.2
Property, plant and equipment, net                                                               137.1                 137.2
Costs in excess of net assets acquired, net                                                      471.0                 465.5
Deferred income taxes                                                                            150.3                 149.4
Patents and other assets, net                                                                    116.1                 109.0
                                                                                          -------------        --------------
       TOTAL ASSETS                                                                          $ 1,794.3             $ 1,799.5
                                                                                          =============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                                $  28.9               $  33.5
Accounts payable and accrued liabilities                                                         123.7                 118.5
Other current liabilities and deferred income taxes                                              173.4                 184.8
                                                                                          -------------        --------------
       TOTAL CURRENT LIABILITIES                                                                 326.0                 336.8

Long-term debt                                                                                   508.2                 515.2
Other noncurrent liabilities and deferred income taxes                                            47.6                  45.5
                                                                                          -------------        --------------
       TOTAL LIABILITIES                                                                         881.8                 897.5

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                                             --                    --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                                    166.7                 166.7
Common stock, $.01 par value, 125.0 shares authorized, 74.6 and 74.4
   shares outstanding at September 30, 1998 and June 30, 1998, respectively                      736.3                 733.7
Retained earnings                                                                                104.0                 108.3
Treasury stock at cost and other, 1.7 shares at September 30, 1998
   and June 30, 1998                                                                             (11.3)                (11.7)
Accumulated other comprehensive income                                                           (83.2)                (95.0)
                                                                                          -------------        --------------
       TOTAL STOCKHOLDERS' EQUITY                                                                912.5                 902.0
                                                                                          -------------        --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 1,794.3             $ 1,799.5
                                                                                          =============        ==============

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                                                (Unaudited)
                                                                    -------------------------------------
                                                                      Three Months Ended September 30,
                                                                        1998                   1997
                                                                    -------------          --------------
                                                                           (Restated - See Note 2)
Revenues:
   Sales                                                                 $ 187.9                 $ 204.5
   Rentals                                                                  11.0                    12.6
   Installation, maintenance and other                                      28.3                    28.3
                                                                    -------------          --------------
        Total revenues                                                     227.2                   245.4
                                                                    -------------          --------------

Operating costs and expenses:
   Costs of sales                                                          126.5                   131.8
   Depreciation on revenue equipment                                         5.2                     4.9
                                                                    -------------          --------------
        Total cost of sales                                                131.7                   136.7
                                                                    -------------          --------------
Gross margin                                                                95.5                   108.7

Operating expenses:
   Selling, general and administrative                                      72.1                    92.9
   Provision for doubtful accounts                                           4.7                     5.0
   Restructuring charges                                                      --                    17.2
   Research, development and engineering                                     7.2                     6.5
   Amortization of intangible assets                                         5.3                     5.2
                                                                    -------------          --------------
        Total operating costs and expenses                                  89.3                   126.8
                                                                    -------------          --------------
Operating income (loss)                                                      6.2                  (18.1)
                                                                    -------------          --------------

Other (expenses) income:
   Interest income                                                           4.0                     3.6
   Interest expense                                                        (10.9)                  (12.3)
   Litigation settlement                                                      --                   (53.0)
   Other, net                                                               (1.1)                   (1.9)
                                                                    -------------          --------------
        Total other (expenses) income                                       (8.0)                  (63.6)
                                                                    -------------          --------------
Loss before income taxes                                                    (1.8)                  (81.7)
Benefit for income taxes                                                     0.3                    23.1
                                                                    -------------          --------------
 Net loss                                                                $  (1.5)                $ (58.6)
                                                                    =============          ==============

 Loss applicable to common stockholders                                  $  (4.3)                $ (58.6)
                                                                    =============          ==============

 Basic and Diluted loss per common share                                 $ (0.06)                $ (0.79)
                                                                    =============          ==============
 Number of shares used in computation
      of Basic loss per common share                                        74.4                    74.1
                                                                    =============          ==============

 Number of shares used in computation
      of Diluted loss per common share                                        --                      --
                                                                    =============          ==============


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)


                                                                                               (Unaudited)
                                                                                               Three Months
                                                                                           Ended September 30,
                                                                                    -----------------------------------
                                                                                        1998                   1997
                                                                                    -------------           -----------
                                                                                                       (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (1.5)              $ (58.6)
   Adjustments to reconcile net loss to net cash
                 provided by (used in) operating activities:
        Depreciation and amortization                                                      16.5                  17.0
        Restructuring charges, net                                                         (1.6)                 14.2
        Litigation settlement charge                                                         --                  53.0

        Net changes in operating assets and liabilities,
                               net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases                    4.5                 (27.9)
                Decrease/(increase) in inventories                                          0.7                  (7.4)
                Increase in current and deferred income taxes
                   relating to restructuring and litigation charges                          --                 (20.0)
                Other operating assets and liabilities, net                                (9.2)                 (0.9)
                                                                                    -------------           -----------
            Net cash provided by (used in) operating activities                             9.4                 (30.6)
                                                                                    -------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (5.1)                 (6.5)
   Proceeds from sale of business, net                                                       --                   4.5
   Increase in revenue equipment, net of deletions                                         (8.3)                 (8.5)
   Additional investment in acquisitions                                                   (6.8)                 (4.5)
   Other, net                                                                               0.4                   1.9
                                                                                    -------------           -----------
            Net cash used in investing activities                                         (19.8)                (13.1)
                                                                                    -------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings (payments) and other debt                                              (13.1)                 46.9
   Other, net                                                                               1.9                   0.2
                                                                                    -------------           -----------
            Net cash (used in) provided by financing activities                           (11.2)                 47.1
                                                                                    -------------           -----------
Net (decrease) increase in cash                                                           (21.6)                  3.4
Cash and cash equivalents at beginning of the year                                        127.0                  21.7
                                                                                    -------------           -----------
Cash and cash equivalents at end of the period                                           $105.4                 $25.1
                                                                                    =============           ===========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Millions)

1.       BASIS OF PRESENTATION

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

         Additionally, for the three months ended September 30, 1998, the Company has deducted from loss applicable to common stockholders the value of common stock issued as dividends on the 6 1/2% Convertible Preferred Stock which was issued on April 13, 1998. This has no impact on the previously reported net loss or stockholders' equity.

         The effects of the above adjustments on the Company's previously reported consolidated financial statements for the three months ended September 30, 1997 and 1998 are as follows:

       Consolidated Condensed Statements of Operations:

                                                            Quarter Ended                        Quarter Ended
                                                         September 30, 1997                   September 30, 1998
                                                   -----------------------------        -----------------------------
                                                   As Reported       As Restated        As Reported       As Restated
                                                   -----------       -----------        -----------       -----------
         Restructuring Charges                       $ 29.2            $ 17.2                 --                --
         Operating loss                              $(30.1)           $(18.1)            $  6.2            $  6.2
         Loss from continuing operations             $(65.9)           $(58.6)            $ (1.5)           $ (1.5)
         Net loss                                    $(65.9)           $(58.6)            $ (1.5)           $ (1.5)
         Loss applicable to common stockholders                        $(58.6)                              $ (4.3)
         Basic and diluted loss per share            $ (.89)           $ (.79)            $(0.02)           $(0.06)

       Consolidated Condensed Balance Sheets:

                                                         September 30, 1997                   September 30, 1998
                                                   -----------------------------        -----------------------------
                                                   As Reported       As Restated        As Reported       As Restated
                                                   -----------       -----------        -----------       -----------
         Total assets                               $1,683.1         $1,681.4            $1,797.2         $1,794.3
         Total current liabilities                  $  443.2         $  434.2            $  333.3         $  326.0
         Total shareholders' equity                 $  698.1         $  705.4            $  908.1         $  912.5

3.     RECLASSIFICATIONS

         Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the fiscal 1998 year-end presentation.

4.     RESTRUCTURING

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

         The following table sets forth the details and the activity of the restructuring charge reserves as of September 30, 1998:

1996 Reserve

                                                                       Accrual                                           Accrual
                                                     Utilization      Balance at        Utilization                    Balance at
                                      1996       -------------------   June 30,     ------------------      Reserve     June 30,
                                    Provision    Cash       Non-Cash     1996       Cash      Non-Cash    Reallocation     1997
                                    ---------    ----       --------  ----------    ----      --------    ------------ ----------
Product rationalization, related
 equipment charges and other........ $ 45.3     $   --      $(34.2)      $11.1      $  --      $(12.4)        $ 2.8       $ 1.5
Closure of facilities and
 related costs......................   23.5       (1.0)       (1.6)       20.9       (1.4)       (6.5)         (7.3)        5.7
Employee termination and
 related costs......................   16.5      (10.4)       (0.7)        5.4       (6.6)         --           4.5         3.3
                                     ------     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 85.3     $(11.4)     $(36.5)      $37.4      $(8.0)     $(18.9)        $  --       $10.5
                                     ------     ------      ------       -----      -----      ------         -----       -----
Inventory write downs
 recorded as a component of
 cost of sales(2)                     (19.6)                  10.6        (9.0)                   9.0                        --
                                     ------     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 65.7     $(11.4)     $(25.9)      $28.4      $(8.0)     $ (9.9)        $  --       $10.5
                                     ======     ======      ======       =====      =====      ======         =====       =====

1996 Reserve (continued)

                                    Accrual                            Accrual                               Accrual
                                   Balance at        Utilization      Balance at        Utilization         Balance at
                                    June 30,     -------------------   June 30,     ------------------     September 30,
                                      1997       Cash       Non-Cash     1998       Cash      Non-Cash         1998
                                    ---------    ----       ---------    ----       -----     --------     -------------
Product rationalization, related
 equipment charges and other........ $  1.5      $   --       $(1.1)     $ 0.4      $   --         $  --       $ 0.4
Closure of facilities and
 related costs......................    5.7        (0.7)        0.2        5.2        (0.1)           --         5.1
Employee termination and
 related costs......................    3.3        (3.3)         --         --          --            --          --
                                     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 10.5      $ (4.0)      $(0.9)     $ 5.6      $ (0.1)        $  --       $ 5.5
                                     ======      ======       =====      =====      ======         =====       =====

1997/1998 Reserve(1)

                                        Accrual                                    Accrual                           Accrual
                                       Balance at    1998        Utilization      Balance at    Utilization         Balance at
                              1997      June 30,   Additions/ ------------------   June 30,   ------------------   September 30,
                            Provision     1997    (Reversals) Cash      Non-Cash     1998     Cash      Non-Cash       1998
                            ---------   --------- ----------- ----      --------  ----------  -----     --------    ------------
Product rationalization,
 related equipment charges
 and other................    $ 2.9      $  2.9    $   --    $   --      $(1.6)     $ 1.3      $   --    $ (1.1)      $ 0.2
Closure of facilities and
 related costs............      6.5         6.5       8.8       0.2       (5.6)       9.9        (0.6)                  9.3
Closure of
  facilities(2)...........       --        (2.9)                                     (2.9)                             (2.9)
Employee termination and
 related costs............      0.5         0.5      20.4     (10.4)        --       10.5        (0.7)      --          9.8
Non-core business
divestitures..............     16.9        16.9      (7.3)       --         --        9.6        (0.2)     (0.1)        9.3
                              -----      ------    ------    ------      -----      -----      ------     -----       -----
    Total.................    $26.8      $ 23.9    $ 21.9    $(10.2)     $(7.2)     $28.4      $ (1.5)    $(1.2)      $25.7
                              -----      ------    ------    ------      -----      -----      ------     -----       -----
Inventory write downs
recorded as a
component of cost
of sales(2)                      --        (4.2)                           3.6       (0.6)                  0.6          --
                              -----      ------    ------    ------      -----      -----      ------     -----       -----
    Total.................    $26.8      $ 19.7    $ 21.9    $(10.2)     $(3.6)     $27.8      $ (1.5)    $(0.6)      $25.7
                              =====      ======    ======    ======      =====      =====      ======     =====       =====

------------------------
(1) Certain amounts related to non-core business divestitures have been restated. See Note 2.

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

5.       CUSTOMER RECEIVABLES

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


                                                                               September 30                  June 30
                                                                               ------------                 --------
         Trade accounts receivable due in 1 year                                $   311.1                   $  303.9
         Allowance for doubtful accounts                                            (35.6)                     (33.2)
                                                                                ---------                   --------
         Total trade accounts receivable, net                                   $   275.5                   $  270.7
                                                                                =========                   ========

         Deferred receivables                                                   $     6.1                   $    4.9
         Installment receivables                                                     35.3                       38.8
         Allowance for doubtful accounts                                             (5.4)                      (5.6)
         Unearned interest and maintenance                                          (13.3)                     (14.5)
                                                                                ---------                   --------
              Total deferred and installment receivables, net                        22.7                       23.6
         Less:  Amounts due in 1 year, net                                          (18.2)                     (19.0)
                                                                                ---------                   --------
              Total noncurrent deferred and
                 installment receivables, net                                   $     4.5                   $    4.6
                                                                                =========                   ========

         Sales-type leases-minimum lease payments receivable                    $   217.7                   $  225.1
         Allowance for uncollectible minimum lease payments                         (19.8)                     (20.3)
         Unearned interest and maintenance                                          (38.8)                     (40.4)
                                                                                ---------                   --------
             Total sales-type leases, net                                           159.1                      164.4
         Less:  Amounts due in 1 year, net                                          (38.0)                     (36.5)
                                                                                ---------                   --------
             Total noncurrent sales-type leases, net                            $   121.1                   $  127.9
                                                                                =========                   ========

         Total customer receivables                                             $   457.3                   $  458.7
         Less: Amounts due in 1 year, net                                           331.7                      326.2
                                                                                ---------                   --------
         Total noncurrent customer receivables                                  $   125.6                   $  132.5
                                                                                =========                   ========


6.     INVENTORY

         Inventories are summarized as follows:


                                                                            September 30, 1998             June 30, 1998
                                                                            ------------------             -------------
         Finished goods                                                          $  161.6                      $  165.4
         Parts                                                                       56.0                          56.3
         Work-in-process                                                             15.6                          14.7
                                                                                 ---------                     ---------
                                                                                    233.2                         236.4
         Less allowance for excess and obsolete inventory                           (29.4)                        (32.8)
                                                                                 ---------                     ---------
              Total inventories, net                                             $  203.8                      $  203.6
                                                                                 =========                     =========


7.       PENSION PLANS

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

8.       ACCOUNTS RECEIVABLE FINANCING

         Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and accordingly, subsequent to the adoption of SFAS No. 125, only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are recognized as sales. All other transfers of receivables are treated as financing transactions. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on Form 10-K for additional discussion on the Company's accounts receivable financing program.

         The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $116.3 at September 30, 1998. Loss reserves have been provided for receivables and sales-type lease receivables sold and are included in accrued liabilities.

9.       EARNINGS PER SHARE

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


                                                                   Three Months ended
                                                                      September 30,
                                                                  ----------------------
                                                                    1998            1997
                                                                  ------          ------
         NUMERATOR:
         Net loss(a)                                              $ (1.5)          $(58.6)
           Less: Preferred stock dividends                          (2.8)              -0-
                                                                  ------           ------
           Loss applicable to common stockholders                 $ (4.3)          $(58.6)
                                                                  ======           ======

         DENOMINATOR:
         Basic EPS - weighted average shares                        74.4             74.1

         Dilutive effect: Stock options                              0.1              0.2
                                                                  ------           ------

         Diluted EPS - weighted average shares                      74.5             74.3
                                                                  ======           ======

         Basic loss per share                                     $(0.06)          $(0.79)
                                                                  ======           ======
         Diluted loss per share                                   $   -- (b)       $   -- (b)
                                                                  ======           ======

-------------------
(a) The net loss for the three months ended September 30, 1997 has been restated. See Note 2.
(b)  Excluded as result is anti-dilutive.

10.      COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended September 30, 1998 and September 30, 1997, comprehensive income was $10.3 and $(67.7), respectively. At September 30, 1998 and June 30, 1998, accumulated other comprehensive income was $(83.2) and $(95.0), respectively.

11.      DIVESTITURES

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

12.      LITIGATION AND OTHER MATTERS

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

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         The following discussion of operating results excludes the effects of restructuring charges (and the reversal of certain of such charges) and litigation charges recorded in fiscal 1998, which are discussed in
         Note 3 and Item 7, respectively, in the Company's 1998 Annual Report on Form 10-K.

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

         The benefit for income taxes for the first quarter of fiscal 1999 is based on an estimated effective annual consolidated tax benefit rate of 30.0%. The benefit for income taxes for the first quarter of fiscal 1998 is based on an estimated effective annual consolidated tax benefit of 28.6%. The tax benefit for the prior year related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported a net loss of $1.5, or $0.06 per share, for the first quarter of fiscal 1999 as compared to a net loss of $58.6, or $0.79 per share, for the same period of fiscal 1998. Excluding restructuring and litigation charges, the Company reported a net loss of $9.6, or $0.13 per share, for the first quarter of fiscal 1998. The foregoing net loss includes the effect of the incremental charges of $3.0 discussed under gross margins and of $10.8 discussed under selling, general and administrative expense, which had a negative after-tax impact of $9.7 or $0.13 per share.

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

         The Company's percentage of total debt to total capital was 37.1% at September 30, 1998 as compared to 37.8% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 355,359 shares of common stock in payment of the October 1, 1998 dividends on the Preferred Stock.

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


                                         SENSORMATIC ELECTRONICS CORPORATION



                                         By: /s/ Garrett E. Pierce
                                             ----------------------------------
                                             Garrett E. Pierce
                                             Senior Vice President, Chief
                                             Administrative Officer and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                         Date: August 17, 1999