Form 10-Q/A
period 1998-12-31
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q/A-1

         ( X ) QUARTERLY REPORT                      (   ) TRANSITION REPORT

                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended    DECEMBER 31, 1998                  Commission File No.  1-10739
             ----------------------                                   ----------


                      SENSORMATIC ELECTRONICS CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     DELAWARE                                                   34-1024665
------------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification Number)
 organization)

                951 YAMATO ROAD, BOCA RATON, FLORIDA            33431-0700
              ----------------------------------------          ----------
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

                      SENSORMATIC ELECTRONICS CORPORATION

                                     INDEX

                                FORM 10-Q / A-1
                       SIX MONTHS ENDED DECEMBER 31, 1998

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

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations........................................................... 13


PART II.      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K...................................................... 21

Signatures.................................................................................................. 22


                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions, except par value amounts)


                                                                                           (Unaudited)
                                                                                            December 31,           June 30,
                                                                                                1998                 1998
                                                                                           -------------           ---------
                                                                                                (Restated - See Note 2)
                                         ASSETS
Current assets:
Cash and cash equivalents                                                                     $ 107.4              $ 127.0
Customer receivables                                                                            324.9                326.2
Inventories, net                                                                                194.7                203.6
Current portion of deferred income taxes                                                         36.4                 36.2
Other current assets                                                                             56.9                 43.7
                                                                                         -------------        -------------
       TOTAL CURRENT ASSETS                                                                     720.3                736.7
Customer receivables - noncurrent                                                               114.7                132.5
Revenue equipment, net                                                                           78.7                 69.2
Property, plant and equipment, net                                                              137.9                137.2
Costs in excess of net assets acquired, net                                                     464.0                465.5
Deferred income taxes                                                                           147.6                149.4
Patents and other assets, net                                                                   121.8                109.0
                                                                                         -------------        -------------
       TOTAL ASSETS                                                                          $1,785.0            $ 1,799.5
                                                                                         =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                                $ 21.3              $  33.5
Accounts payable and accrued liabilities                                                        112.6                118.5
Other current liabilities and deferred income taxes                                             182.5                184.8
                                                                                         -------------        -------------
       TOTAL CURRENT LIABILITIES                                                                316.4                336.8

Long-term debt                                                                                  504.9                515.2
Other noncurrent liabilities and deferred income taxes                                           45.6                 45.5
                                                                                         -------------        -------------
       TOTAL LIABILITIES                                                                        866.9                897.5

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                                            --                   --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                                   166.7                166.7
Common stock, $.01 par value, 125.0 shares authorized, 74.9 and 74.4
   shares outstanding at December 31, 1998 and June 30, 1998, respectively                      739.4                733.7
Retained earnings                                                                               108.4                108.3
Treasury stock at cost and other, 1.7 shares at December 31, 1998
   and June 30, 1998                                                                            (11.2)               (11.7)
Accumulated other comprehensive income                                                          (85.2)               (95.0)
                                                                                         -------------        -------------
       TOTAL STOCKHOLDERS' EQUITY                                                               918.1                902.0
                                                                                         -------------        -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,785.0            $ 1,799.5
                                                                                         =============        =============



   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)

                                                              Three Months                   Six Months
                                                           Ended December 31,            Ended December 31,
                                                        --------------------------    --------------------------
                                                           1998           1997           1998           1997
                                                        -----------    -----------    -----------    -----------
                                                          (Restated - See Note 2)       (Restated - See Note 2)
Revenues:
   Sales                                                   $ 202.9        $ 206.4        $ 390.8        $ 410.9
   Rentals                                                    11.3           12.7           22.3           25.2
   Installation, maintenance and other                        36.2           24.6           64.5           53.0
                                                        -----------    -----------    -----------    -----------
        Total revenues                                       250.4          243.7          477.6          489.1
                                                        -----------    -----------    -----------    -----------

Cost of Sales:
   Costs of sales                                            141.9          125.3          268.4          257.2
   Depreciation on revenue equipment                           5.5            4.9           10.7            9.8
                                                        -----------    -----------    -----------    -----------
        Total cost of sales                                  147.4          130.2          279.1          267.0
                                                        -----------    -----------    -----------    -----------
Gross margin                                                 103.0          113.5          198.5          222.1

Operating expenses:
   Selling, general and administrative                        73.1           76.7          145.2          169.6
   Provision for doubtful accounts                             5.2            5.3            9.9           10.2
   Restructuring charges                                        --             --             --           17.2
   Research, development and engineering                       6.4            6.9           13.5           13.4
   Amortization of intangible assets                           5.5            5.4           10.8           10.6
                                                        -----------    -----------    -----------    -----------
        Total operating costs and expenses                    90.2           94.3          179.4          221.0
                                                        -----------    -----------    -----------    -----------
Operating income (loss)                                       12.8           19.2           19.1            1.1
                                                        -----------    -----------    -----------    -----------
Other (expenses) income:
   Interest income                                             4.0            3.4            8.0            7.0
   Interest expense                                          (11.6)         (13.4)         (22.6)         (25.7)
   Litigation recoveries/(settlement)                          6.3             --            6.3          (53.0)
   Other, net                                                 (0.6)          (1.2)          (1.7)          (3.1)
                                                        -----------    -----------    -----------    -----------
        Total other (expenses) income                         (1.9)         (11.2)         (10.0)         (74.8)
                                                        -----------    -----------    -----------    -----------
Income (loss) before income taxes                             10.9            8.0            9.1          (73.7)
Provision (benefit) for income taxes                           3.6            2.6            3.2          (20.5)
                                                        -----------    -----------    -----------    -----------
 Net income (loss)                                         $   7.3        $   5.4        $   5.9       $  (53.2)
                                                        ===========    ===========    ===========    ===========

 Earnings (loss) applicable to common stockholders         $   4.6        $   5.4        $    .3       $  (53.2)
                                                        ===========    ===========    ===========    ===========
 Basic and diluted earnings (loss)
      per common share                                     $  0.06        $  0.07        $  0.00       $  (0.72)
                                                        ===========    ===========    ===========    ===========
 Number of shares used in computation
      of basic earnings (loss) per share                      74.8           74.2           74.6           74.1
                                                        ===========    ===========    ===========    ===========
 Number of shares used in computation
      of diluted earnings (loss) per share                    74.8           74.4           74.6             --
                                                        ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                                   (Unaudited)
                                                                                   Six Months
                                                                               Ended December 31,
                                                                            --------------------------
                                                                               1998           1997
                                                                            ------------   -----------
                                                                                      (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $  5.9        $(53.2)
   Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
        Depreciation and amortization                                              33.4          33.7
        Restructuring charges/(payments), net                                      (3.9)         12.1
        Litigation settlement charge                                                 --          53.0

        Net changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases           23.3         (39.4)
                Decrease/(increase) in inventories                                 10.0         (10.4)
                Increase in current and deferred income taxes
                  relating to restructuring and litigation charges                   --         (20.0)
                Other operating assets and liabilities, net                       (23.0)        (28.6)
                                                                            ------------   -----------
            Net cash provided by (used in) operating activities                    45.7         (52.8)
                                                                            ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (13.3)        (15.0)
   Proceeds from sale of business, net                                               --           7.4
   Increase in revenue equipment, net of deletions                                (19.3)        (16.4)
   Additional investment in acquisitions                                          (11.3)        (10.2)
   Other, net                                                                       0.5           2.2
                                                                            ------------   -----------
            Net cash used in investing activities                                 (43.4)        (32.0)
                                                                            ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings/(payments) and other debt                                      (23.5)         77.3
   Other, net                                                                       1.6           1.6
                                                                            ------------   -----------
            Net cash (used in) provided by financing activities                   (21.9)         78.9
                                                                            ------------   -----------

Net decrease in cash                                                              (19.6)         (5.9)
Cash and cash equivalents at beginning of the year                                127.0          21.7
                                                                            ------------   -----------
Cash and cash equivalents at end of the period                                   $107.4        $ 15.8
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

         Additionally, for the six months ended December 31, 1998, the Company has deducted from earnings applicable to common stockholders the value of common stock issued as dividends on the 6 1/2% Convertible Preferred Stock which was issued on April 13, 1998. This has no impact on the previously reported net income or stockholders' equity.

         The effects of the above adjustments on the Company's previously reported consolidated financial statements for the six months ended December 31, 1997 and 1998 are as follows:

       Consolidated Condensed Statements of Operations:


                                                           Six Months Ended                   Six Months Ended
                                                           December 31, 1997                  December 31, 1998
                                                     -----------------------------      -----------------------------
                                                     As Reported       As Restated      As Reported       As Restated
                                                     -----------       -----------      -----------       -----------
         Restructuring Charges                          $ 29.2            $ 17.2               --                --
         Operating (loss) income                        $(10.9)           $  1.1           $ 19.1            $ 19.1
         Income (Loss) from continuing operations       $(60.5)           $(53.2)          $  5.9            $  5.9
         Net loss                                       $(60.5)           $(53.2)          $  5.9            $  5.9
         Earnings (loss) applicable to common
          stockholders                                                    $(53.2)                            $  0.3
         Basic and diluted earnings (loss) per share    $ (.82)           $ (.72)          $ 0.08            $ 0.00


       Consolidated Condensed Balance Sheets:

                                                           Six Months Ended                   Six Months Ended
                                                          December 31, 1997                  December 31, 1998
                                                     -----------------------------      -----------------------------
                                                     As Reported       As Restated      As Reported       As Restated
                                                     -----------       -----------      -----------       -----------
         Total assets                                 $1,729.8           $1,728.1        $1,787.9           $1,785.0
         Total current liabilities                    $  468.1           $  459.1        $  323.7           $  316.4
         Total shareholders' equity                   $  702.6           $  709.9        $  913.7           $  918.1





3)      RECLASSIFICATIONS

         Certain amounts in the prior period's consolidated condensed financial statements have been reclassified to conform to the fiscal 1998 year-end presentation.

4)      RESTRUCTURING

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
                                     ======     ======      ======       =====      =====      ======         =====       =====

1996 Reserve (continued)

                                    Accrual                            Accrual                               Accrual
                                   Balance at        Utilization      Balance at        Utilization         Balance at
                                    June 30,     -------------------   June 30,     ------------------     December 31,
                                      1997       Cash       Non-Cash     1998       Cash      Non-Cash         1998
                                    ---------    ----       ---------    ----       -----     --------     ------------
Product rationalization, related
 equipment charges and other........ $  1.5      $   --       $(1.1)     $ 0.4      $   --         $  --       $ 0.4
Closure of facilities and
 related costs......................    5.7        (0.7)        0.2        5.2        (0.2)           --         5.0
Employee termination and
 related costs......................    3.3        (3.3)         --         --          --            --          --
                                     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 10.5      $ (4.0)      $(0.9)     $ 5.6      $ (0.2)        $  --       $ 5.4
                                     ======      ======       =====      =====      ======         =====       =====

1997/1998 Reserve(1)

                                        Accrual                                    Accrual                           Accrual
                                       Balance at    1998        Utilization      Balance at    Utilization         Balance at
                              1997      June 30,   Additions/ ------------------   June 30,   ------------------    December 31,
                            Provision     1997    (Reversals)  Cash      Non-Cash     1998     Cash      Non-Cash       1998
                            ---------   --------- -----------  ----      --------  ----------  -----     --------    -----------
Product rationalization,
 related equipment charges
 and other................  $ 2.9    $  2.9     $   --        $   --       $(1.6)     $ 1.3      $   --    $ (1.1)      $ 0.2
Closure of facilities and
 related costs............    6.5       6.5        8.8           0.2        (5.6)       9.9        (1.2)     (0.1)        8.6
Closure of facilities(2)..     --      (2.9)                                           (2.9)                             (2.9)
Employee termination and
 related costs............    0.5       0.5       20.4         (10.4)         --       10.5        (2.2)      --          8.3
Non-core business
divestitures..............   16.9      16.9       (7.3)           --          --        9.6        (0.3)     (0.1)        9.2
                            -----    ------     ------        ------       -----      -----      ------     -----       -----
    Total.................  $26.8    $ 23.9     $ 21.9        $(10.2)      $(7.2)     $28.4      $ (3.7)    $(1.3)      $23.4
                            =====    ======     ======        ======       =====      =====      ======     =====       =====
Inventory write downs
recorded as a component
of cost of sales(2).......     --      (4.2)                                 3.6       (0.6)                  0.6          --
                            -----    ------     ------        ------       -----      -----      ------     -----       -----
    Total.................  $26.8    $ 19.7     $ 21.9        $(10.2)      $(3.6)     $27.8      $ (3.7)    $(0.7)      $23.4
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

5)       CUSTOMER RECEIVABLES

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
                                                                                =========                   ========


6)      INVENTORY

         Inventories are summarized as follows:

                                                                              December 31, 1998             June 30, 1998
                                                                              -----------------             -------------
         Finished goods                                                         $   160.7                   $     165.4
         Parts                                                                       51.0                          56.3
         Work-in-process                                                             14.9                          14.7
                                                                                ---------                   -----------
                                                                                    226.6                         236.4
         Less allowance for excess and obsolete inventory                           (31.9)                        (32.8)
                                                                                ---------                   -----------
              Total inventories, net                                            $   194.7                   $     203.6
                                                                                =========                   ===========


7)       BENEFIT PLANS

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

8)       ACCOUNTS RECEIVABLE FINANCING

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

9)       EARNINGS PER SHARE

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


                                                                  Three Months ended             Six Months ended
                                                                      December 31,                 December 31,
                                                                 --------------------          -------------------
                                                                 1998            1997          1998          1997
                                                                 -----          -----          -----        ------
         NUMERATOR:
         Net income (loss)(a)                                    $ 7.3          $ 5.4          $ 5.9        $(53.2)
           Less: Preferred stock dividends                        (2.7)            -0-          (5.6)           -0-
                                                                 -----          -----          -----        ------
           Earnings (loss) applicable to common stockholders     $ 4.6          $ 5.4          $  .3        $(53.2)
                                                                 =====          =====          =====        ======

         DENOMINATOR:
         Basic EPS - weighted average shares                      74.8           74.2           74.6          74.1

         Dilutive effect: Stock options                            0.0            0.2            0.0           0.2
                                                                 -----          -----          -----        ------

         Diluted EPS - weighted average shares                    74.8           74.4           74.6          74.3
                                                                 =====          =====          =====        ======

         Basic earnings (loss) per share                         $0.06          $0.07          $0.00        $(0.72)(a)
                                                                 =====          =====          =====        ======

         Diluted earnings (loss) per share                       $0.06          $0.07          $0.00            -- (b)
                                                                 =====          =====          =====        ======

(a) The net income (loss) for the six months ended December 31, 1997 has been restated. See Note 2.

(b)  Excluded as result is anti-dilutive.

10)      COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended December 31, 1998 and December 31, 1997, comprehensive income was $5.3 and $3.4, respectively. For the six months ended December 31, 1998 and December 31, 1997, comprehensive income was $15.6 and $(64.3), respectively. At December 31, 1998 and June 30, 1998, accumulated other comprehensive income was $(85.2) and $(95.0), respectively.



11)      DIVESTITURES

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

         As one of the terms of the sale, the Company is required to reimburse STG for costs to complete certain jobs in process if those costs exceed defined amounts. While there is no stated "cap" or limit on the amount the Company is obligated to pay the buyer under this provision, the range of the potential loss that may be incurred by the Company under this provision is estimated to be between $4.7 and $8.0. No gain on the sale has been recognized pending the outcome of this uncertainty.

         During the third quarter of fiscal 1998, the Company recognized a $4.7 restructuring liability for estimated losses resulting from the Company's sale of this business to STG. See Note 2.

         The U.S. commercial/industrial direct sales and service business had annual sales of approximately $80.0. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the six months ended December 31, 1997 was $11.4.

12)      SUBSEQUENT EVENT

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

13)      LITIGATION AND OTHER MATTERS

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

         RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

         The following discussion of operating results excludes the effects of restructuring charges (and the reversal of certain of such charges) and net litigation charges recorded in fiscal 1998, which are discussed in Note 3 and Item 7, respectively, in the Company's 1998 Annual Report on Form 10-K.

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

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING  INCOME

         Gross margins on revenues were 41.1% and 41.6% for the three and six month periods ended December 31, 1998, respectively, compared with 46.6% and 45.4% for the comparable periods of the prior year. The decrease in margins was partially due to continued volume discounts on major orders in North America Retail, a higher mix of service revenues at lower margins than product margins and, in Europe Retail, a lower level of sales-type lease revenue which historically has had margins higher than the Company's overall margin. Additionally, continued price competition in the market for electromagnetic systems sold in Europe Retail and global pricing pressure in the market for multiplexers contributed to the decrease in margins. The Company expects margins to improve in upcoming quarters due to improvements in revenue levels and mix, enhanced service profitability and additional expense reductions.

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

         The provision for income taxes for the first six months of fiscal 1999 the is based on an estimated effective annual consolidated tax provision rate of 30.0%. The benefit for income taxes for the first six months of fiscal 1998 is based on an estimated effective annual consolidated tax benefit rate of 28.4%. The tax benefit for the first six months of fiscal 1998 related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported net income of $7.3, or $0.06 per share, and $5.9, or $0.00 per share, for the second quarter and first six months of fiscal 1999, respectively, as compared with net income of $5.4, or $0.07 per share, for the second quarter of fiscal 1998 and a net loss of $53.2, or $.0.72 per share, for the first six months of fiscal 1998. Excluding restructuring and litigation charges and associated insurance recoveries, the Company reported net income of $2.9, or $0.00 per share, and $1.5, or a loss of $0.06 per share, for the second quarter and first six months of fiscal 1999, respectively, as compared with net income of $5.4, or $0.07 per share, for the second quarter of fiscal 1998 and a net loss of $4.2, or $0.06 per share, for the first six months of fiscal 1998. The foregoing net loss includes the effect of the incremental charges of $13.8 discussed under operating income, above, which had a negative after-tax impact of $9.7 or $0.13 per share.

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

         The Company's percentage of total debt to total capital was 36.4% at December 31, 1998 as compared with 37.8% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 414,532 shares of common stock in payment of the January 4, 1999 dividend on the Preferred Stock.

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

         RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core operations and additional cost-reduction plans, which mainly include staff reductions within its European operations. During the fourth quarter of fiscal 1997, the Company recognized $26.8 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $17.2 in restructuring charges during the first quarter of fiscal 1998, net of the reversal of $12.0 described in Note 2 to the Consolidated Condensed Financial Statements. These charges related primarily to product rationalization and related equipment impairment charges, facility closures and severance costs. In addition, during the third quarter of fiscal 1998 the Company recorded additional restructuring charges of $4.7 related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG. The Company may record additional restructuring charges in future periods related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG as any additional probable losses become reasonably estimable.

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

                           3)       By-Laws of the Company

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