Form 10-Q/A
period 1999-03-31
SENSORMATIC ELECTRONICS CORP
filed 1999-08-17
CIK 88974

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

                         Yes    X   .      No        .
                             ------          --------

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


PART II.      OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K..................................................... 20

Signatures.................................................................................................. 21





                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                    (In millions, except par value amounts)

                                                                                          March 31,         June 30,
                                                                                            1999              1998
                                                                                          ---------          -------
                                                                                             (Restated-See Note 2)
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                 $ 143.7            $ 127.0
Customer receivables, net                                                                   310.7              326.2
Inventories, net                                                                            189.5              203.6
Current portion of deferred income taxes                                                     36.0               36.2
Other current assets                                                                         55.7               43.7
                                                                                     -------------      -------------
       TOTAL CURRENT ASSETS                                                                 735.6              736.7

Customer receivables - noncurrent, net                                                      102.8              132.5
Revenue equipment, net                                                                       70.2               69.2
Property, plant and equipment, net                                                          138.3              137.2
Costs in excess of net assets acquired, net                                                 450.3              465.5
Deferred income taxes                                                                       141.2              149.4
Patents and other assets, net                                                               124.4              109.0
                                                                                     -------------      -------------
       TOTAL ASSETS                                                                     $ 1,762.8           $1,799.5
                                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt                                                                           $  83.5             $ 33.5
Accounts payable and accrued liabilities                                                    129.4              118.5
Other current liabilities and deferred income taxes                                         180.3              184.8
                                                                                     -------------      -------------
       TOTAL CURRENT LIABILITIES                                                            393.2              336.8

Long-term debt                                                                              431.2              515.2
Other noncurrent liabilities and deferred income taxes                                       47.1               45.5
                                                                                     -------------      -------------
       TOTAL LIABILITIES                                                                    871.5              897.5

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10.0 shares authorized                                        --                 --
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                               166.7              166.7
Common stock, $.01 par value, 125.0 shares authorized, 75.3 and 74.4
   shares outstanding at March 31, 1999 and June 30, 1998, respectively                     742.3              733.7
Retained earnings                                                                           114.7              108.3
Treasury stock at cost and other, 1.7 shares at March 31, 1999
   and June 30, 1998                                                                        (11.1)             (11.7)
Accumulated other comprehensive income                                                     (121.3)             (95.0)
                                                                                     -------------      -------------
       TOTAL STOCKHOLDERS' EQUITY                                                           891.3              902.0
                                                                                     -------------      -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,762.8           $1,799.5
                                                                                     =============      =============


   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (In millions, except per share amounts)


                                                     Three Months               Nine Months
                                                    Ended March 31,           Ended March 31,
                                                 ----------------------    ----------------------
                                                   1999        1998          1999        1998
                                                 ---------   ----------    ---------   ----------
                                                  (Restated-See Note 2)    (Restated-See Note 2)

Revenues:
   Sales                                          $ 203.6      $ 199.2      $ 594.4      $ 610.1
   Rentals                                           11.1         11.4         33.4         36.6
   Installation, maintenance and other               30.8         26.4         95.3         79.4
                                                 ---------   ----------    ---------   ----------
        Total revenues                              245.5        237.0        723.1        726.1
                                                 ---------   ----------    ---------   ----------
Cost of Sales:
   Costs of sales                                   134.9        127.0        403.3        384.2
   Depreciation on revenue equipment                  5.4          4.3         16.0         14.1
                                                 ---------   ----------    ---------   ----------
        Total cost of sales                         140.3        131.3        419.3        398.3
                                                 ---------   ----------    ---------   ----------
Gross margin                                        105.2        105.7        303.8        327.8
Operating expenses:
   Selling, general and administrative               66.7         67.6        212.0        237.2
   Provision for doubtful accounts                    5.0          5.2         14.8         15.4
   Restructuring charges                               --          4.7           --         21.9
   Research, development and engineering              5.9          6.5         19.5         20.0
   Amortization of intangible assets                  5.6          5.4         16.4         16.0
                                                 ---------   ----------    ---------   ----------
        Total operating costs and expenses           83.2         89.4        262.7        310.5
                                                 ---------   ----------    ---------   ----------
Operating income                                     22.0         16.3         41.1         17.3
                                                 ---------   ----------    ---------   ----------
Other (expenses) income:
   Interest income                                    4.9          3.6         12.9         10.6
   Interest expense                                 (11.0)       (12.7)       (33.5)       (38.3)
   Litigation recoveries/(settlement)                  --          7.3          6.3        (45.7)
   Other, net                                        (2.2)        (1.8)        (4.0)        (4.9)
                                                 ---------   ----------    ---------   ----------
        Total other (expenses) income                (8.3)        (3.6)       (18.3)       (78.3)
                                                 ---------   ----------    ---------   ----------
Income (loss) before income taxes                    13.7         12.7         22.8        (61.0)
Provision (benefit) for income taxes                  4.5          2.6          7.7        (17.9)
                                                 ---------   ----------    ---------   ----------
 Net income (loss)                                  $ 9.2       $ 10.1       $ 15.1       $(43.1)
                                                 =========   ==========    =========   ==========
 Earnings (loss) applicable to common
      stockholders                                 $  6.5       $ 10.1       $  6.7       $(43.1)
                                                 =========   ==========    =========   ==========
 Basic and diluted earnings (loss)
      per common share                             $ 0.09       $ 0.14       $ 0.09       $(0.58)
                                                 =========   ==========    =========   ==========
 Number of shares used in computation
      of basic earnings (loss) per share             75.2         74.2         74.8         74.2
                                                 =========   ==========    =========   ==========
 Number of shares used in computation
      of diluted earnings (loss) per share           75.7         74.8         75.0           --
                                                 =========   ==========    =========   ==========



   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)


                                                                                       Nine Months
                                                                                     Ended March 31,
                                                                                 ------------------------
                                                                                    1999         1998
                                                                                 -----------   ----------
                                                                                          (Restated-See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $ 15.1       $(43.1)
   Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
        Depreciation and amortization                                                 49.1         49.2
        Restructuring charges/(payments), net                                         (7.6)        12.8
        Litigation settlement charge                                                    --         35.7

        Net changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
                Decrease/(increase) in receivables and sales-type leases              45.7        (27.1)
                Decrease/(increase) in inventories                                    10.4        (36.1)
                Increase in current and deferred income taxes
                  relating to restructuring and litigation charges                      --        (20.0)
                Other operating assets and liabilities, net                           (6.3)       (25.7)
                                                                                 -----------   ----------
            Net cash provided by (used in) operating activities                      106.4        (54.3)
                                                                                 -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (20.7)       (21.9)
   Proceeds from sale of business, net                                                  --          8.2
   Increase in revenue equipment, net of deletions                                   (17.6)       (17.5)
   Additional investment in acquisitions                                             (16.9)       (15.2)
   Other, net                                                                          1.1          4.6
                                                                                 -----------   ----------
            Net cash used in investing activities                                    (54.1)       (41.8)
                                                                                 -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings and other debt, net of repayments                                 (33.5)        89.3
   Other, net                                                                         (2.1)         1.4
                                                                                 -----------   ----------
            Net cash (used in) provided by financing activities                      (35.6)        90.7
                                                                                 -----------   ----------
Net increase (decrease) in cash and cash equivalents                                  16.7         (5.4)
Cash and cash equivalents at beginning of the year                                   127.0         21.7
                                                                                 -----------   ----------
Cash and cash equivalents at end of the period                                     $ 143.7       $ 16.3
                                                                                 ===========   ==========


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

         Additionally, for the nine months ended March 31, 1999, the Company has deducted from earnings applicable to common stockholders the value of common stock issued as dividends on the 6 1/2% Convertible Preferred Stock which was issued on April 13, 1998. This has no impact on the previously reported net income or stockholders' equity.

         The effects of the above adjustments on the Company's previously reported consolidated financial statements for the nine months ended March 31, 1998 and 1999 are as follows:

       Consolidated Condensed Statements of Operations:


                                                        Nine Months Ended                  Nine Months Ended
                                                          March 31, 1998                     March 31, 1999
                                                  -----------------------------      -----------------------------
                                                  As Reported       As Restated      As Reported       As Restated
                                                  -----------       -----------      -----------       -----------
         Restructuring Charges                       $ 29.2            $ 21.9               --                --
         Operating income                            $ 10.0            $ 17.3           $ 41.1            $ 41.1
         Income (loss) from continuing operations    $(47.5)           $(43.1)          $ 15.1            $ 15.1
         Net loss                                    $(47.5)           $(43.1)          $ 15.1            $ 15.1
         Earnings (loss) applicable to common
           stockholders                                                $(43.1)                            $  6.7
         Basic and diluted loss per share            $ (.64)           $ (.58)          $ 0.20            $ 0.09

       Consolidated Condensed Balance Sheets:


                                                          March 31, 1998                      March 31, 1999
                                                  -----------------------------       -----------------------------
                                                  As Reported       As Restated       As Reported       As Restated
                                                  -----------       -----------       -----------       -----------
         Total assets                              $1,763.3          $1,763.4          $1,765.7          $1,762.7
         Total current liabilities                 $  474.0          $  469.7          $  400.5          $  393.2
         Total shareholders' equity                $  722.3          $  726.7          $  886.9          $  891.3


3)      RECLASSIFICATIONS

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

         The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of March 31, 1999:

1996 Reserve

                                                                       Accrual                                           Accrual
                                                     Utilization      Balance at        Utilization                     Balance at
                                      1996       -------------------   June 30,     ------------------      Reserve      June 30,
                                    Provision    Cash       Non-Cash     1996       Cash      Non-Cash    Reallocations    1997
                                    ---------    ----       --------  ----------    ----      --------    ------------- ----------
Product rationalization, related
 equipment charges and other........ $ 45.3     $   --      $(34.2)      $11.1      $  --      $(12.4)        $ 2.8       $ 1.5
Closure of facilities and
 related costs......................   23.5       (1.0)       (1.6)       20.9       (1.4)       (6.5)         (7.3)        5.7
Employee termination and
 related costs......................   16.5      (10.4)       (0.7)        5.4       (6.6)         --           4.5         3.3
                                     ------     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 85.3     $(11.4)     $(36.5)      $37.4      $(8.0)     $(18.9)        $  --       $10.5
                                     ======     ======      ======       =====      =====      ======         =====       =====
Inventory write downs
 recorded as a component of
 cost of sales(2)                     (19.6)                  10.6        (9.0)                   9.0                        --
                                     ------     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 65.7     $(11.4)     $(25.9)      $28.4      $(8.0)     $ (9.9)        $  --       $10.5
                                     ======     ======      ======       =====      =====      ======         =====       =====




1996 Reserve (continued)

                                    Accrual                            Accrual                               Accrual
                                   Balance at        Utilization      Balance at        Utilization         Balance at
                                    June 30,     -------------------   June 30,     ------------------       March 31,
                                      1997       Cash       Non-Cash     1998       Cash      Non-Cash         1999
                                    ---------    ----       ---------    ----       -----     --------     ----------
Product rationalization, related
 equipment charges and other........ $  1.5      $   --       $(1.1)     $ 0.4      $   --         $  --       $ 0.4
Closure of facilities and
 related costs......................    5.7        (0.7)        0.2        5.2        (0.3)           --         4.9
Employee termination and
 related costs......................    3.3        (3.3)         --         --          --            --          --
                                     ------      ------       -----      -----      ------         -----       -----
    Total........................... $ 10.5      $ (4.0)      $(0.9)     $ 5.6      $ (0.3)        $  --       $ 5.3
                                     ======      ======       =====      =====      ======         =====       =====



1997/1998 Reserve(1)

                                        Accrual                                    Accrual                           Accrual
                                       Balance at    1998        Utilization      Balance at    Utilization         Balance at
                              1997      June 30,   Additions/ ------------------   June 30,   ------------------     March 31,
                            Provision     1997    (Reversals) Cash      Non-Cash     1998     Cash      Non-Cash       1999
                            ---------   ---------  ---------  ----      --------  ----------  -----     --------    ----------
Product rationalization,
 related equipment charges
 and other................  $ 2.9    $  2.9     $   --      $   --       $(1.6)     $ 1.3      $   --    $ (1.1)      $ 0.2
Closure of facilities and
 related costs............    6.5       6.5        8.8         0.2        (5.6)       9.9        (1.8)     (0.1)        8.0
Closure of facilities(2)..     --      (2.9)                                         (2.9)                             (2.9)
Employee termination and
 related costs............    0.5       0.5       20.4       (10.4)         --       10.5        (5.0)      --          5.5
Non-core business
divestitures..............   16.9      16.9       (7.3)         --          --        9.6        (0.5)     (0.1)        9.0
                            -----    ------     ------      ------       -----      -----      ------     -----       -----
    Total.................  $26.8    $ 23.9     $ 21.9      $(10.2)      $(7.2)     $28.4      $ (7.3)    $(1.3)      $19.8
                            =====    ======     ======      ======       =====      =====      ======     =====       =====
Inventory write downs
 recorded as a
 component of cost
 of sales(2)..............     --      (4.2)                               3.6       (0.6)                  0.6          --
                            -----    ------     ------      ------       -----      -----      ------     -----       -----
    Total.................  $26.8    $ 19.7     $ 21.9      $(10.2)      $(3.6)     $27.8      $ (7.3)    $(0.7)      $19.8
                            =====    ======     ======      ======       =====      =====      ======     =====       =====

--------------------------

(1)  Certain amounts related to non-core business hav been restated.
     See Note 2.

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

5)       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at March 31, 1999 and June 30, 1998 are summarized as follows:



                                                                                March 31                     June 30
                                                                                --------                     -------
         Trade accounts receivable due in 1 year                                $   297.1                   $  303.9
         Allowance for doubtful accounts                                            (33.8)                     (33.2)
                                                                                ---------                   --------
         Total trade accounts receivable, net                                   $   263.3                   $  270.7
                                                                                ==========                  ========
         Deferred receivables                                                   $     4.8                   $    4.9
         Installment receivables                                                     32.5                       38.8
         Allowance for doubtful accounts                                             (6.4)                      (5.6)
         Unearned interest and maintenance                                          (12.8)                     (14.5)
                                                                                ----------                 ---------
              Total deferred and installment receivables, net                        18.1                       23.6
         Less:  Amounts due in 1 year, net                                          (14.4)                     (19.0)
                                                                                ----------                 ---------
              Total noncurrent deferred and
                 installment receivables, net                                   $     3.7                  $     4.6
                                                                                =========                  =========

         Sales-type leases-minimum lease payments receivable                    $   179.1                  $   225.1
         Allowance for uncollectible minimum lease payments                         (14.1)                     (20.3)
         Unearned interest and maintenance                                          (32.9)                     (40.4)
                                                                                ---------                  ---------
             Total sales-type leases, net                                           132.1                      164.4
         Less:  Amounts due in 1 year, net                                          (33.0)                     (36.5)
                                                                                ---------                  ---------
             Total noncurrent sales-type leases, net                            $    99.1                  $   127.9
                                                                                =========                  =========
         Total customer receivables                                             $   413.5                  $   458.7
         Less: Amounts due in 1 year, net                                           310.7                      326.2
                                                                                ---------                  ---------
         Total noncurrent customer receivables                                  $   102.8                  $   132.5
                                                                                =========                  =========

6)      INVENTORY

         Inventories are summarized as follows:


                                                                              March 31, 1999                June 30, 1998
                                                                              --------------                -------------
         Finished goods                                                          $  156.2                      $  165.4
         Parts                                                                       47.9                          56.3
         Work-in-process                                                             14.3                          14.7
                                                                                 ---------                     --------
                                                                                    218.4                         236.4
         Less allowance for excess and obsolete inventory                           (28.9)                        (32.8)
                                                                                 ---------                     --------
              Total inventories, net                                             $  189.5                      $  203.6
                                                                                 ========                      ========


7)      ACCOUNTS RECEIVABLE FINANCING

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

8)      EARNINGS PER SHARE

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


                                                                Three Months Ended              Nine Months Ended
                                                                    March 31,                       March 31,
                                                                -------------------          ----------------------
                                                                1999           1998          1999              1998
                                                                ----           ----          ----              ----
         NUMERATOR:
         Net income (loss)(a)                                    $ 9.2        $ 10.1         $ 15.1          $(43.1)
           Less: Preferred stock dividends                        (2.7)           -0-          (8.4)             -0-
                                                                 -----        ------         ------          ------
           Loss applicable to common stockholders                $ 6.5        $ 10.1         $  6.7          $(43.1)
                                                                 =====        ======         ======          ======

         DENOMINATOR:
         Basic EPS - weighted average shares                      75.2          74.2           74.8            74.2

         Dilutive effect: Stock options                            0.5           0.6            0.2             0.3
                                                                 -----        ------         ------          ------

         Diluted EPS - weighted average shares                    75.7          74.8           75.0            74.5
                                                                 =====        ======         ======          ======

         Basic earnings (loss) per share                         $0.09        $ 0.14         $ 0.09          $(0.58)
                                                                 =====        ======         ======          ======

         Diluted earnings per share                              $0.09        $ 0.14         $ 0.09          $   -- (b)
                                                                 =====        ======         ======          ======

-------------------
(a) The net income (loss) for the three and nine months ended March 31, 1998 has been restated. See Note 2.
(b)  Excluded as result is anti-dilutive.

9)      COMPREHENSIVE INCOME

         As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, the Company reported such adjustments in a separate component of stockholders' equity. For the three months ended March 31, 1999 and March 31, 1998, comprehensive income was $(26.9) and $18.6, respectively. For the nine months ended March 31, 1999 and March 31, 1998, comprehensive income was $(11.3) and $(48.6), respectively.

10)     DIVESTITURES

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

         The U.S. commercial/industrial direct sales and service business had annual sales of approximately $80.0. The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for the nine months ended March 31, 1998 was $11.4.

11)    LITIGATION AND OTHER MATTERS

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

         Before restructuring, operating income increased from $21.0 in the third quarter of fiscal 1998 to $22.0 in the third quarter of fiscal 1999 and from $39.2 for the first nine months of fiscal 1998 to $41.1 for the comparable period in fiscal 1999. The impact of the incremental charges discussed under selling, general and administrative expenses above, and $3.0 of additional incremental charges included in cost of sales, was to reduce operating income by $13.8 million in the first nine months of fiscal 1998.

         OTHER (EXPENSES) INCOME AND TAXES

         Net interest and other expenses of $8.3 and $24.6 for the third quarter and first nine months of fiscal 1999, respectively, reflected a decrease of $2.6 and $8.0, respectively, from the comparable periods of fiscal 1998, excluding litigation settlement charges and insurance recoveries in the first quarter and the third quarter of fiscal 1998, respectively, and insurance recoveries during the second quarter of fiscal 1999. These net decreases are primarily due to decreases in interest expense and increases in interest income. Lower debt levels resulted primarily from the use of a portion of the proceeds from the Company's April 1998 preferred stock offering to repay the outstanding balance under the Company's revolving credit line. Additionally, improvements in the Company's cash flow during fiscal 1999 have contributed to the reduction in interest expense. The third quarter fiscal 1998 insurance recovery of $7.3 ($6.0 after tax) and the second quarter fiscal 1999 insurance recovery of $6.3 ($4.4 after-tax) are related to settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

         The provision for income taxes for the third quarter and first nine months of fiscal 1999 is based on an estimated effective annual consolidated tax provision rate of 30.0%. The provision for income taxes for the third quarter of fiscal 1998 and the benefit for income taxes for the first nine months of fiscal 1998 are based on an estimated effective annual consolidated tax rate of 31.0%. The tax benefit for the first nine months of fiscal 1998 related primarily to the restructuring and litigation charges recorded during the first quarter.

         The Company reported net income of $9.2, or $0.09 per share, and $15.1, or $0.09 per share, for the third quarter and first nine months of fiscal 1999, respectively, as compared with net income of $10.1, or $0.14 per share, for the third quarter of fiscal 1998 and a net loss of $43.1, or $0.58 per share, for the first nine months of fiscal 1998. Excluding restructuring and litigation charges and associated insurance recoveries, the Company reported net income of $9.2, or $0.09 per share, and $10.8, or $0.03 per share, for the third quarter and first nine months of fiscal 1999, respectively, as compared with net income of $8.3, or 0.11 per share, and $4.1, or $0.06 per share, for the third quarter and first nine months of fiscal 1998, respectively. The results for the nine months of fiscal 1998 include the effect of the incremental charges of $13.8 discussed under operating income, above, which had a negative after-tax impact of $9.7 or $0.13 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 1999, cash and cash equivalents increased $16.7 primarily due to an increase in net income (adjusted for non cash items) and a decrease in receivables and inventories, offset by the repayment of debt and expenditures related to capital equipment and revenue equipment. For the nine month period ended March 31, 1999, cash flow provided by operating activities was $106.4 compared with cash used in operations for the nine month period ended March 31, 1998 of $54.3. The improvement in operating cash flow in the nine month period ended March 31, 1999 was primarily a result of reduced levels of receivables and inventories in fiscal 1999, as compared with increases in inventory and receivables in the comparable period in fiscal 1998. Included in operating cash flow in the first nine months of fiscal 1998 is a net insurance recovery of $7.3 ($6.0 after-tax) and in the first nine months of fiscal 1999 an insurance recovery of $6.3 ($4.4 after-tax) related to settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

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

         The Company's percentage of total debt to total capital was 36.6% at March 31, 1999 as compared with 37.8% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved and reflected in the Company's annual audited financial statements. Under these provisions, it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 295,059 shares of common stock in payment of the April 1, 1999 dividend on the Preferred Stock.

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

         RESTRUCTURING

         During fiscal 1996, the Company initiated a restructuring plan with the following objectives: (i) expense reduction and asset control; (ii) improved processes and systems; and (iii) quality growth. The initial phase of this plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies. In addition, during fiscal 1997, the Company announced further restructuring actions which included the divestiture of non-core operations and additional cost-reduction plans, which mainly include staff reductions within its European operations. During the fourth quarter of fiscal 1997, the Company recognized $26.8 of this charge with plans to record the remaining portion in the first quarter of fiscal 1998. As a result, the Company recorded $17.2 in restructuring charges during the first quarter of fiscal 1998, net of the reversal of $12.0 described in Note 2 to the Consolidated Condensed Financial Statements. These charges related primarily to product rationalization and related equipment impairment charges, facility closures and severance costs. In addition, during the third quarter of fiscal 1998 the Company recorded additional restructuring charges of $4.7 related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG. The Company may record additional restructuring charges in future periods related to the Company's sale of its U.S. commercial/industrial sales and service business to STG as any additional probable losses become reasonably estimable.

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