Form 10-K
period 1999-06-30
SENSORMATIC ELECTRONICS CORP
filed 1999-09-28
CIK 88974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-10739

                      SENSORMATIC ELECTRONICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                        34-1024665
                                                                (I.R.S. Employer
           (State of Incorporation)                          Identification Number)

                951 YAMATO ROAD
              BOCA RATON, FLORIDA                                  33431-0700
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 17, 1999 was $948,116,700.

As of September 17, 1999, there were 75,849,336 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

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

Sensormatic's installed base of customers (i.e. customers at which Sensormatic products are installed) includes a substantial majority of the top 100 retailers in the world, as well as more than half of the global Fortune 500 companies. The Company operates in more than 113 countries, marketing its products directly to retail customers using an extensive worldwide sales and service organization complemented by a broad network of independent dealers and distributors serving commercial/industrial ("C/I") customers worldwide and retailers in certain foreign countries.

The Company operates in four reportable business segments based on the way the Company organizes its operations. The four segments are as follows:

North America Retail
Europe (Retail and C/I)
International (Retail and C/I)
Other (includes North America based C/I)

Certain information about the Company's reportable segments is contained in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this report.

The Company has its principal executive offices at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

STRATEGIC RESTRUCTURING AND OTHER STRATEGIES

The Company's rapid growth and success in the late 1980's and first half of the 1990's took Sensormatic from $100 million in revenues in fiscal 1987 to approximately $900 million in fiscal 1995. These results were driven by internal growth as well as strategic acquisitions. This rapid growth caused the Company to outgrow its corporate management infrastructure and systems. As a result, in 1996 the management team, led by newly recruited senior management personnel, began implementing a long-term strategic restructuring plan to harness the Company's growth, rebuild and improve the infrastructure of the Company and restore stability to the Company's operations. The plan is centered around three main priorities: (i) expense and asset control, (ii) investments in processes and systems and (iii) quality, sustainable growth. The plan included an extensive and systematic review of the Company's operations, cost structure and balance sheet aimed at reducing its operating expenses and manufacturing costs while increasing efficiencies, and resulted in the fiscal 1996 restructuring charge. This review of the Company's global operations focused on operational and organizational structures and systems, facilities utilization, product rationalization, quality improvements, inventory valuation and accounts receivable balances and related collection efforts.

At the end of fiscal 1997 and during the first and third quarters of fiscal 1998, the Company recorded additional restructuring charges related to the divestiture of non-core businesses and additional cost-reduction plans principally consisting of staff reductions within its European operations. The Company's U.S. commercial/industrial direct sales and service business, which was sold in September 1997, constituted the largest non-core business divested. The Company elected to exit the commercial/industrial direct sales and service business due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial markets and thereby lower its distribution and installation costs while improving customer service. In connection with this restructuring plan, the Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 1999, approximately 90% of the positions had been eliminated, including the positions associated with the divested business units.

In connection with its restructuring plans, the Company embarked upon a long-term process improvement and total quality management program internally referred to as "Q(3)". The program's objective is to provide superior value for customers, shareholders and employees, by establishing a culture of "continuous improvement" in all of the Company's business processes. Q(3) is a multi-year, enterprise-wide, effort in which the Company is reengineering operations in every function and business unit globally. In connection with Q(3), the Company initiated the implementation of a new global enterprise resource planning system and an extensive internal training program, both of which are expected to significantly enhance global operational efficiencies and improve customer service.

The Company is organized into four principal sales organizations which generally correspond to the Company's reportable segments: North America Retail, Europe (Retail and C/I), International (Retail and C/I), which principally consists of the Asia Pacific and Latin America, and North America based C/I. Product line management for the Company's electronic article surveillance products is performed by the EAS Division, which services retail customers and sales organizations as well as coordinates engineering, marketing and quality control. The product line management function for C/I is performed by three product divisions: Access Control Division ("ACD"), Video Products Division ("VPD") and CCTV System Division ("CSD"). The EAS division and ACD, VPD and CSD are supported by a supply chain management organization with responsibility for purchasing, logistics and manufacturing.

The Company also has a Global Source Tagging Division with responsibility for managing and directing the Company's source tagging initiatives globally. The Global Source Tagging Division is staffed with sales, marketing and technical personnel who work globally with major retailers, manufacturers, packaging companies, licensees, associations and industry consultants to implement and expand the use of source tagging by manufacturers and distributors. This group is also responsible for developing and commercializing "smart" source tagging, i.e., the Company's strategic initiative for incorporating radio frequency identification ("RFID") into traditional EAS source tags to create intelligent source tagging for sensing and tracking of assets.

STRATEGIC MERGERS AND ACQUISITIONS

The Company has historically increased its presence in a number of the geographic areas in which it markets its products and has expanded into new geographic areas. Additionally, the Company has expanded its business through several strategic acquisitions.

The Company's strategy to expand internationally also has included the use of distribution arrangements with independent, local businesses in certain countries, and, in some cases, majority owned subsidiaries. The Company presently markets its products directly in more than 29 countries throughout North America, Europe and certain Asia/Pacific and South American countries, and, in more than 84 other countries, the Company sells its products to dealers and distributors. The Company will continue to explore expanding into additional countries in the Middle East, Latin America, Asia, Africa and eastern Europe using similar distribution arrangements.

The Company has expanded its commercial/industrial business through several strategic acquisitions, including Software House, Inc. ("Software House"), a designer and marketer of high-end access control systems; Robot Research, Inc. ("Robot Research"), a manufacturer and marketer of sophisticated CCTV display and transmission systems; and American Dynamics, a manufacturer of CCTV components, switchers and controllers. As a result of these acquisitions, the Company acquired additional product lines to complement its previously existing CCTV and access control products, together with well established dealer/distributor sales channels. These acquisitions have enabled the Company to integrate certain product lines thereby, improving product compatibility and performance.

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

Ultra-Max(R) systems utilize a proprietary acousto-magnetic technology which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro-Max(R), Floor-Max(R), Euro-Max(TM), Sensor-Max, Mega-Max, MAX Checkout(TM), Ultra-Post(TM), Rapid Pad(TM) and ScanMax(TM). The versatility of Ultra-Max enables it to protect assets, merchandise, people, property and information for retailers and commercial/industrial businesses. The success of Ultra-Max is attributable to its unique combination of features, unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

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

SensorStrip(TM) Checkout (the latest generation of AisleKeeper(R)) systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems are designed to protect high-theft items in supermarkets and hypermarkets around the world as well as bookstores, libraries, health clubs, liquor stores and video stores. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus (formerly known as AisleKeeper and AisleKeeper II, respectively, in the U.S., and as Checkout Control and Checkout Control II, respectively, in Europe). The SensorStrip Checkout Plus, a relatively narrow exit system, is especially engineered to comply with the Americans with Disabilities Act as well as the European Disabilities Acts. The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by a device which can be fitted in the conveyor belt at a checkout station. Like Ultra-Max, Sensormatic's electromagnetic technology supports source tagging programs.

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

Swept-RF or swept radio frequency systems utilize low radio frequency technology and are principally used to cover single door exits. The Company markets this technology under the brand name of System One(R). The Company is also a distributor of Swept RF labels from an independent European RF label manufacturer.

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

CCTV Systems
CCTV video surveillance systems are used by a wide variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, correctional facilities, airports and numerous other facilities. Sensormatic's CCTV systems can be used alone, integrated with other CCTV components or used in combination with EAS, Access Control and Asset Management systems. The following is a description of key CCTV products and systems offered by the Company.

Video cameras can be used indoors and outdoors to monitor, investigate and record events. The Company offers multiple types of cameras which include fixed cameras, pan/tilt/zoom devices and the more sophisticated SpeedDome(R) Ultra and Delta Dome(TM) programmable dome cameras. These cameras include digital and high resolution color or monochrome features. SpeedDome(R) Ultra and Delta Dome(TM) cameras have advanced surveillance features which include the ability to deliver high resolution images of stationary or moving objects and focus on objects at a distance in low light conditions, as well as the ability to acquire, zoom and focus on targets in less than one second. SpeedDome(R) Ultra and Delta Dome(TM) cameras may be integrated with other Sensormatic products to create a more comprehensive overall security program.

Matrix switcher/controller systems are used to switch cameras to view an object in response to an alarm or at an operator's command. The Company markets a full line of matrix switcher/controller systems, ranging from systems which can support up to sixteen cameras to more complex systems which support more than 1,000 cameras. Matrix switcher/controller systems are marketed under various brand names including high-end video switchers/controllers such as the Mega Power 1024 (1,024 cameras/128 monitors) and AD168 (168 cameras/12 monitors) used in large complex configurations and the more retail oriented family of products consisting of View Manager(R) 16 ("VM16") and View Manager(R) 96 ("VM96"), which when used with a Touch Tracker(R) keyboard, can control 16 and 96 cameras, respectively.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a single video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities and are marketed under the SensorLink(TM) PC or HyperScan(R) Ultra brand names. These video transmission systems are PC based and can be operated over standard telephone lines or the ISDN ("Integrated Services Digital Network") lines, allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls from remote locations. SensorLink PC and HyperScan(R) allow users to view up to sixteen cameras simultaneously.

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

Access Control and Asset Management Systems
Access control systems are designed to monitor, control and appropriately authorize passage (pedestrian, asset or vehicular) into and out of designated areas. In a typical access control system application, each individual is issued a badge and inserts or swipes the badge at a door reader to gain access to buildings, rooms, and other enclosures. The Company's access control systems offer a variety of features and benefits such as environmental security of people, assets and information, automatic data collection and report generation. Access Control systems can be integrated with CCTV and alarm management systems, thus providing for additional security and protection. These versatile systems can also be integrated with ERP (enterprise resource planning) systems providing shared information across many applications.

The Company offers a full line of Access Control systems to address a wide range of customers and their requirements. Systems include the C-CURE(R) 80, a scaleable access control and security management system that monitors and controls entrances and exits with fully embedded photo imaging, e-mail and broadcast paging as well as RFID asset tracking and integrated CCTV; and C-Cure(R) 750, a small facility software application that manages access control and alarm monitoring. These systems range in capacities from two readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders.

Asset management systems are new and important initiatives within Sensormatic which will utilize "smart" tags that combine the security benefits of conventional EAS tags with the intelligence capabilities of RFID technology ("radio frequency identification"). RFID chips provide a miniature database able to store variable data, such as warranty information, time, date, and location of sale or manufacture. Asset tracking systems will combine existing proprietary asset protection and access control applications with RFID tags and software to create a complete range of sensing and tracking solutions which can be used to protect and track assets in commercial/industrial and retail environments. Asset management, service, warranty, lease information, perpetual inventory management, and reverse logistics management are some of the applications to be provided by asset tracking systems.

The Company began test marketing its new C-Cure(R) Trac system in fiscal 1998. C-Cure(R) Trac combines the power and flexibility of the Company's C-Cure data base management and reporting system with RFID readers or sensors for the purpose of reading and tracking "smart" tags. These smart tags are RFID transponders that are attached to, or imbedded within, employee access control badges, high value assets, vehicles or other objects. The C-Cure Trac system can function in a stand alone mode, be combined within access control applications, function as a hands free access control system or be integrated into other security applications.

Consolidated reported revenues by principal products and systems for the years ended June 30, 1999, 1998 and 1997 are presented below. The reported amounts, for all principal products and systems, were negatively impacted by foreign currency fluctuations and divestitures. Eliminating the impact of foreign currency fluctuations and divestitures, total revenues increased 6% in fiscal 1999 and 8% in fiscal 1998.

            CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS
                              YEARS ENDED JUNE 30,
                                ($ in millions)

                                                                1999     1998(1)     1997
                                                              --------   -------   --------
EAS(2)......................................................  $  548.2   $539.8    $  533.0
CCTV........................................................     292.4    307.1       314.6
Access Control and Asset Management.........................      45.0     32.6        60.7
                                                              --------   ------    --------
          Subtotal..........................................     885.6    879.5       908.3
                                                              --------   ------    --------
Installation, Maintenance and Other.........................     131.9    107.4       117.4
                                                              --------   ------    --------
          Total.............................................  $1,017.5   $986.9    $1,025.7
                                                              ========   ======    ========

---------------

(1) Includes $11.4 in revenues related to the divested U.S. commercial/industrial direct sales and service business, as compared with approximately $80.0 in revenues in the prior year. This impacted CCTV and Access Control product lines. See Item 7, Management's Discussion and Analysis of Operations and Financial Condition.
(2) Increases in Ultra-Max revenue of 12% in fiscal 1999 and 19% in fiscal 1998, partially offset by declines in other EAS system revenues. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

C/I installations of the Company's CCTV, access control and/or asset management products and systems range from small to medium size businesses to large domestic and international operations and businesses. The Company sells its C/I products and systems to end-user customers primarily through an indirect network of dealers and distributors. This network of dealers and distributors is global in scale and provides comprehensive coverage of the C/I market worldwide. The Company engages in various direct advertising and marketing activities to stimulate demand for its products and partners with the dealers and distributors to fulfill the needs of end-user customers.

The Company has a broad range of electronic security products and systems, and the Company's customers in general are increasingly receptive to the Company's ability to design, supply, install and service integrated security systems that combine the technologies of the Company's various products and systems. The Company's installed base of customers (i.e. customers at which the Company's products are installed) includes a substantial majority of the top 100 retailers in the world, as well as more than half of the global Fortune 500 companies.

 Marketing Strategy
The Company's principal marketing strategies are as follows:

1. Recurring label sales
The sale of EAS systems and devices to hard goods retailers has been growing significantly in recent years and the Company believes that there is potential for continued growth. Hard goods merchandise is protected with labels which leave the store with the merchandise, representing a source of recurring revenues to the Company. Labels may be self-adhesive, stick-on labels which are attached to merchandise by the retailer or applied at the point of manufacture or distribution.

2. Source tagging
The Company has formed relationships with manufacturers, packaging companies and a number of its retail customers around the world, from virtually all retail segments (including department stores, specialty apparel, discount, drug stores, hypermarkets, food, multi-media, home improvement and automotive parts stores), to apply EAS labels during manufacturing or packaging processes. Source tagging is intended to help retailers increase product sales and profitability through open merchandising and product exposure, reduced shrinkage, and reduced costs by eliminating the need for sales associates to apply security tags and labels to merchandise. Currently, nearly 1000 vendors in the U.S. and approximately 2300 worldwide participate in source tagging with the Company's EAS technologies. The Company estimates that in fiscal 1999, these suppliers provided U.S. and international retailers with more than 1 billion source tagged items, which represents 33% of total Company EAS label sales. Source tagging programs are expected to grow at a rapid pace in fiscal 2000. The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased sales of systems and deactivators.

3. Licensing label production
The Company has entered into license agreements with leading label producing companies to manufacture the Company's Ultra-Strip labels. The Company believes its licensing programs will allow it to gain efficiencies in label manufacturing, distribution and application for source tagging that are expected to reduce the overall cost of source tagging programs to retailers and suppliers as well as reduce the Company's capital investment in label manufacturing. This licensing is intended to provide customers with multiple sources of EAS labels, and to increase the level of research and development resources directed to these technologies. These programs are expected to result in a broader distribution of Ultra-Strip labels and, therefore, facilitate the growth of Ultra-Max technology, as well as allow Sensormatic to focus on systems and security solutions.

Royalty fees to be paid to the Company based on sales generated by the licensees will provide recurring revenue to the Company.

4. Product choice
The Company's marketing and sales efforts are focused on offering choice to retailers recognizing that there are different technologies for different circumstances. Each technology has its advantages and disadvantages. While Ultra-Max is the newest and fastest growing technology with broad utilization, and the most often recommended by the Company, the Company offers a broad range of EAS technologies in order to comply with the customer's choice.

5. Commercial/Industrial market
Through its sales and marketing personnel dedicated to C/I customers, the Company intends to further gain market share in the expanding commercial/industrial market. C/I sales personnel will continue to build the breadth and quality in its network of dealers and distributors to sell and market the Company's broad portfolio of products. In addition, the Company plans to focus on improving levels of customer service and support to dealers and distributors. The foundation of the Company's C/I strategy is to provide high value products that easily integrate to meet customer needs. It is the Company's objective to become the sought after provider of products and services for commercial/industrial customers.

SALES AND SERVICE ORGANIZATION

At June 30, 1999, the Company employed approximately 2,460 sales and customer engineering personnel worldwide to market and service its products directly to retail and commercial/industrial customers. In addition, the Company's products are marketed and serviced by a large network of sales and customer engineering personnel employed by dealers and distributors throughout the world. Sales and service personnel are directed from offices located throughout the U.S. and in more than 113 countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to its sales and marketing personnel dedicated to C/I customers and the Global Source Tagging Division, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. Similar specialized sales groups, concentrating on self-service stores and hypermarkets, have been formed in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. The Company has an indirect sales force dedicated to C/I customers which supports dealers and distributors in promoting the Company's products and engages in national marketing.

BACKLOG

As of June 30, 1999 and June 30, 1998, the Company had a backlog of orders of $51.9 million and $53.5 million, respectively. Backlog includes only expected revenues from firm orders which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

SEASONAL ASPECT OF THE BUSINESS

Although the business of the Company is not necessarily seasonal, it has been the Company's experience, with respect to its worldwide retail customers, that new orders and installations generally decrease during the December through February period. The Company believes this is attributable to the focus by retail store management on the holiday selling season and year-end inventory analysis during this period. Additionally, the traditional European vacation period during the months of July and August results in a general decline of new orders and installations during this period.

PATENTS AND RELATED RIGHTS

As of June 30, 1999, the Company owned or was the exclusive licensee of 253 active patents issued by the U.S. Patent and Trademark Office (as well as 441 corresponding foreign patents). These patents cover a variety of inventions and features, including the Company's acousto-magnetic (Ultra-Max), electromagnetic, microwave, swept-RF systems and CCTV systems. The Company had 73 patent applications pending in the U.S. for various other inventions relating to its products. Patents corresponding to many of the U.S. patents have been issued or are pending in various foreign countries. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

SUPPLY CHAIN OPERATIONS AND DISTRIBUTION

The Company's major production facilities are located in Puerto Rico, Florida and Ireland. The Company also has a manufacturing facility in Brazil and does limited final assembly and testing at its San Diego facility. The Puerto Rico facility is the Company's largest and accounts for two-thirds of the Company's manufacturing personnel. The Boca Raton, Florida facility specializes in EAS label production. The operation in Cork, Ireland allows the Company to manufacture a wide range of products closer to its large European customer base. Fabrication of many of the C/I products is sub-contracted to local manufacturing facilities near the C/I divisions located in Massachusetts and California, while hard tag production is sub-contracted to low cost, high quality suppliers in Mexico and China.

The Company's strategy is to maintain critical manufacturing processes in-house and to form alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs and quality, while increasing responsiveness to the demands of the market which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products, and also manufacture certain component parts and label products to the Company's specifications. A core supplier base of approximately 180 major suppliers, representing 98% of purchasing dollars, has been established worldwide to maintain generally a reliable flow of quality materials at the lowest possible cost. Certain magnetic materials used in the manufacture of Ultra-Max labels and tags are currently purchased from one supplier, Vacuumschmelze GmbH ("Vacuumschmelze"). While there are potential alternatives to the supply of such material by Vacuumschmelze, the loss or disruption of this source of supply could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company has been pursuing development of alternative materials for use in the Company's Ultra-Max labels and additional sources of supply.

The Company has improved, and expects to continue to improve, its production efficiencies and cost structures through new processes, increased automation and improved product designs. Such improvements, particularly to increase capacity and lower product costs of EAS products, have required additional capital investment for new production equipment.

The Company's consolidation program for its warehousing and distribution locations, which commenced during fiscal year 1998, will be completed during the first half of fiscal 2000. This consolidation strategy leverages the use of third party logistics service providers, enabling the Company to capitalize on "best in class" logistics services and resources. The number of warehouse locations has been reduced significantly during this timeframe.

COMPETITION

The electronic security industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, CCTV, and access control systems. These alternatives include, among other things, guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. To the Company's knowledge, there are several other companies that market EAS equipment to retail stores directly or through distributors, such as Sentry Technology Corporation in the U.S., Checkpoint Systems, Inc. in the U.S., Europe, Latin America and Asia and Meto AE and Nedap B.V. in Europe, all of which are principal competitors of the Company. With respect to CCTV system components and access control systems, there are numerous companies, including Philips, Panasonic and Pelco, that market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies in the sale of access control systems, including Cardkey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

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

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Installment contract obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment, generally with terms of 60 months or greater. It is the Company's policy to securitize sales-type leases. The Company believes that offering its customers flexible terms, including long-term financing, is an advantageous competitive marketing program. For each of the three fiscal years in the period ended June 30, 1999, no single customer accounted for 10% or more of the Company's consolidated revenues.

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

PRODUCT RESEARCH, DEVELOPMENT AND ENGINEERING

Though research, development and engineering expenditures decreased slightly during fiscal 1999 when compared to fiscal 1998, over the past decade, these expenditures have trended upwarded. The increase in these activities has resulted in the continued broadening of the systems and technology offered by the Company, resulting in the expansion of the applications and customer base for the Company's systems. New product development in all product categories continues to be a high priority for the Company. During fiscal 1999, the Company introduced 30 new or enhanced EAS products, while eliminating 136 products from its portfolio. Additionally, during fiscal 1999, the Company introduced 30 new or enhanced video and access control products.

The Company has strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research, digital signal processing, RF data transmission and software development skills. Several of the Company's EAS systems depend on the use of magnetic materials and the Company has liaisons with many key research centers throughout the world. Software is another major element in the Company's new product designs and manufacturing processes.

In fiscal 1999, 1998 and 1997, the Company incurred approximately $25.8 million, $27.2 million and $24.5 million, respectively, for research, development and engineering costs. The reduced level in fiscal 1999 when compared to 1998 was due to the Company's efforts to outsource certain products resulting in a reduction in the associated research, development and engineering expenses. Planned consolidations and product rationalizations resulted in reduced spending levels during fiscal 1997. During fiscal 2000, the Company expects spending for research, development and engineering to be approximately 15% higher than fiscal 1999.

GOVERNMENTAL REGULATION

The sale and use of the Company's products are subject to regulation by governmental authorities having jurisdiction over the sale and use of electronic and communication equipment or health and safety standards (e.g., the U.S. Department of Health and Human Services). Such products are in compliance with currently applicable requirements and standards under the regulations of government authorities in the U.S., in countries in which the Company markets such products directly or through its subsidiaries and in many other countries. In particular, electromagnetic field ("EMF") emissions from the Company's EAS systems are within the levels permitted by such current U.S. safety standards applicable to such equipment. Although there can be no assurance that rules or regulations establishing more restrictive standards will not be adopted by government authorities in the U.S., the Company believes that the EMF levels generated by the EAS systems it markets will remain within any such new safety standards which may be established. In addition, in view of the Company's high level of business activity in the European Union ("EU"), the Company actively participates in the development of evolving technical standards issued by CENELEC (European Committee For Electrotechnical Standardization) and ETSI (European Telecommunications Standards Institute). As of January 1, 1996 new standards were required to be met to apply the CE Mark to market products in the EU, and the Company certified its products to the CE Mark requirements. Meeting CE Mark requirements includes meeting standards established by CENELEC, ETSI and other standards-setting organizations. In addition, the EU Council of Health Ministers recently recommended basic guidelines for exposure to EMF emissions. These guidelines contemplate that standards relating to measurement methods, duration of exposure and other criteria must be developed by member states and/or international bodies such as CENELEC to implement such guidelines. These guidelines, together with such standards as are developed, would be subject to adoption, as presented or with modifications, by individual countries. The Company is actively working with CENELEC to help develop such standards relating to EAS and related products. The Company expects that the products it markets will comply with such standards as may be developed implementing the basic guidelines, if and when such standards and guidelines have been adopted by individual countries.

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

The U.S. Food and Drug Administration ("FDA") has been examining the effects of various devices, including EAS systems, on implantable medical devices. The FDA has issued a physician advisory letter recommending that patients with implantable medical devices avoid lingering near, or leaning on, EAS systems. FDA staff members indicated, in connection with the release of such letter, that the FDA does not view interactions with EAS systems as representing a significant public health hazard and made reference to the large number of people passing through such systems each day in relation to the small number of reported incidents. Manufacturers of implantable medical services, as well as the Company and the International Electronic Article Surveillance Manufacturers Association (of which the Company is a member), have long offered the same advice as was given by the FDA. An American Heart Association Science Advisory also agreed with the FDA recommendations, as did statements recently issued by the European Society of Cardiology and the U.K. Medical Devices Agency. The Company is also aware of other studies as to whether any hazards are posed to wearers of implantable medical devices by EAS systems. While the Company believes there to be substantial evidence that no health hazard is posed by the interactions between the Company's EAS systems and such medical devices, including opinions expressed by leading physicians, and has presented such evidence to the FDA, and offers such evidence to persons conducting such studies, there can be no assurance that such studies will not result in the publication of adverse reports, the recommendation of precautionary measures and/or the adoption of regulations which could adversely affect the Company.

The Company is also aware of prior attempts by one of its competitors to generate adverse publicity regarding these matters. There can be no assurance that such attempts will not adversely affect the Company.

EMPLOYEES

As of June 30, 1999, the Company employed approximately 5,700 persons worldwide. The Company also uses temporary staff, particularly in manufacturing areas, to balance workload during peak periods.

ITEM 2.  PROPERTIES

Domestically, the Company owns or leases facilities in Florida, Georgia, Puerto Rico, California, Massachusetts, and New York for executive, marketing, product development, manufacturing and warehousing activities. The Company also leases space in various locations throughout the U.S. for sales and customer engineering offices and warehouse space in order to most effectively serve its customers.

The Company's international subsidiaries own or lease office and warehouse space for their operations. The principal facilities are located in Argentina, Australia, Belgium, Brazil, Canada, France, Germany, Ireland, Italy, Mexico, The Netherlands, Singapore, Spain, Sweden and the U.K. Additionally, the Company sub-contracts manufacturing in Mexico and China.

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company has entered into a definitive agreement for the settlement of the three derivative actions filed against certain directors and former directors of the Company in the Court of Chancery of the State of Delaware by Marion Lord and Norman Rabinstein, Harry Lewis and Alan Freberg on or about September 7, September 13 and September 14, 1995. These actions, which were described in previously-filed periodic reports of the Company, arose out of alleged statements and omissions regarding, among other things, the Company's financial results and accounting practices for the fiscal period ended on June 30, 1995, and prior periods, that were also generally the subject of a class action previously pending against the Company which was settled in fiscal 1998. The settlement of the three derivative actions provides, among other things, for the payment of plaintiff's legal fees in an amount that would not be material. The settlement agreement is subject to Court approval.

Upon receipt of an order granting such approval, and the expiration of the deadline to appeal such order, the balance of the proceeds previously placed in escrow from directors and officers liability insurance policies is to be paid over to the Company. Such proceeds had been placed in escrow in order to satisfy any potential liabilities that certain of the Company's current and former directors and officers may have had that were covered under such insurance policies.

In June 1997, AlliedSignal Inc. ("Allied") commenced an action against Vacuumschmelze GmBH, a wholly owned subsidiary of Siemens AG, and its subsidiary, Vacuumschmelze Corporation ("Vacuumschmelze"), in the United States District Court for New Jersey, Civil Action No. 97-3071 (JAG). Vacuumschmelze is the supplier of the principal electromagnetic alloy used in the Company's Ultra-Max labels. The Allied complaint alleges that this alloy infringes a patent owned by Allied and seeks to enjoin Vacuumschmelze from making, using or selling infringing alloys. The complaint also seeks damages, interest and costs. In October 1997, the Company brought a separate action against Allied in the same Court asserting, among other things, the Company's rights to and interest in the patent at issue in the Vacuumschmelze litigation and certain related patents. The Company's action is based on its claim to be a co-inventor of the inventions claimed in such patents. Allied filed an answer and asserted counterclaims against the Company for, among other things, a declaratory judgment concerning the various patent rights at issue and damages and injunctive relief for alleged patent infringement, which counterclaims were denied by the Company. The Company has entered into an agreement with Vacuumschmelze to bear a substantial part of Vacuumschmelze's costs and damages, if any, arising from this suit.

In June 1999, the Company also brought an action against Allied in Germany to establish its co-ownership of the corresponding European patent applications. In July 1999, Allied brought a motion for leave of Court to amend its answer and counterclaims in the U.S. action to add claims for damages and injunctive relief for the alleged breach by the Company of a non-disclosure agreement with Allied and for the alleged misappropriation of certain confidential and proprietary information of Allied, arising out of the Company's alleged disclosure to Vacuumschmelze of certain information.

The Company is opposing Allied's motion for leave to amend and is vigorously prosecuting its own claims against Allied and defending against Allied's counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September xx, 1999 with respect to the executive officers of the Company.

                                                OFFICER
NAME                                      AGE    SINCE    POSITION
----                                      ---   -------   --------
Per-Olof Loof...........................  48     1999     President and Chief Executive Officer
Kenneth W. Chmiel.......................  55     1997     Senior Vice President of Supply Chain
                                                            Operations and Corporate Quality
Dennis Constantine......................  58     1999     Senior Vice President of Electronic
                                                            Article Surveillance Division
Jerry T. Kendall........................  56     1993     Senior Vice President and President of
                                                          North America Retail Operations and
                                                            Global Service Support
Garrett E. Pierce.......................  55     1996     Senior Vice President, Chief
                                                          Administrative Officer and Chief
                                                            Financial Officer
Ronald F. Premuroso.....................  45     1996     Senior Vice President and President of
                                                            International Operations
John P. Smith...........................  51     1999     Senior Vice President and President of
                                                            Europe Operations
Walter A. Engdahl.......................  61     1992     Vice President -- Corporate Counsel and
                                                            Secretary
Gregory C. Thompson.....................  44     1997     Vice President and Controller

The terms of office of each of the officers, pursuant to the By-Laws of the Company, will continue until the next Annual Meeting of the Board of Directors (to be held after the next Annual Meeting of Stockholders) and until a successor is elected and qualified.

Per-Olof Loof joined the Company as President and Chief Executive Officer in August 1999. Prior to joining the Company, Mr. Loof served as Senior Vice President in charge of Financial Services Group, the largest division in NCR. Prior to joining NCR, Mr. Loof was President and CEO of AT&T ISTEL Corp., a leading Europe-based system integrator. Prior to AT&T, Mr. Loof spent twelve years with Digital Equipment Corp., holding a variety of management positions, including Vice President, Sales and Marketing for Europe and Vice President, Financial Services Enterprises.

Kenneth W. Chmiel joined the Company in July 1997 as Senior Vice President of Supply Chain Operations and is responsible for managing product manufacturing and distribution. In May 1999, his role was expanded to include Corporate Quality. Prior to joining the Company, Mr. Chmiel served as Executive Vice President and Chief Operating Officer of Amerail/Morrison Knudsen Corporation's Transit Systems Group from 1993, and as Executive Vice President of the Rail Systems Group from 1990. From 1973 to 1989, Mr. Chmiel held a number of different management positions with AlliedSignal.

Dennis Constantine joined the Company in April 1997 as Vice President and General Manager of the EAS Product Company. In May 1999, Mr. Constantine was appointed Senior Vice President. Prior to joining the Company, he was with Recognition International Inc. for seven years where he progressed from Division President, Systems Division to Division President, OEM and Technology Division. Recognition International Inc.,which merged with Banctec Corporation, is an international provider of document processing hardware, software and services.

Jerry T. Kendall joined Sensormatic as Senior Vice President -- Sales, Marketing and Service of Security Tag Systems, Inc., which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. In 1996, Mr. Kendall was appointed Vice President, North America Retail Operations, with responsibilities to lead the retail business unit field sales, service and administrative organization in the U.S. and Canada. In July 1997, Mr. Kendall was appointed Senior Vice President and President of North America Retail Operations. In May 1999, his role was expanded to include Global Service Support.

Garrett E. Pierce joined the Company as Senior Vice President and Chief Financial Officer in January 1996. He was named Chief Administrative Officer in July 1998. Prior to joining the Company, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a leading supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was with Materials Research Corporation, a leading provider of thin film equipment and material technology to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation as a wholly-owned subsidiary in 1989. From 1972 to 1980, Mr. Pierce held various management positions with AlliedSignal.

Ronald F. Premuroso was the Managing Director of the Asia Pacific Operations from 1989 to 1992 and Vice President of the Asia Pacific Operations from 1992 to 1996. In 1996, Mr. Premuroso was appointed Vice President of International Retail Operations with responsibility to lead the retail business unit field sales, service and administrative organizations in Asia Pacific, the Middle East, Africa and Latin America. In July 1997, Mr. Premuroso was appointed Senior Vice President and President of the International Retail Operations. In April 1998, Mr. Premuroso was appointed Senior Vice President and President of Europe Retail Operations. In January 1999, Mr. Premuroso was re-appointed Senior Vice President and President of International Operations.

John P. Smith joined the Company in September 1998 as Vice President, International Retail Operations. In January 1999, he was appointed Senior Vice President and President of Europe Operations. Prior to joining the Company, Mr. Smith was Managing Director, Chubb Electronic Security U.K. Ltd., which is a division of Williams plc, a global security company. Before joining Chubb Electronic Security U.K. Ltd., Mr. Smith was Chief Operating Officer for Automated Security Holdings (ASH) plc U.K.

Walter A. Engdahl was appointed Vice President -- Corporate Counsel of the Company in February 1992 and became Secretary of the Company in 1993. He is a member of the Bars of both Florida and New York.

Gregory C. Thompson joined the Company as Vice President and Controller in 1997. Prior to joining the Company, Mr. Thompson was with Wang Laboratories for seven years where he progressed from Assistant Controller to Vice President and Corporate Controller. Wang Laboratories, a high-technology company, specializing in software and services, was acquired, in June 1999, by Getronics N.V., a company headquartered in the Netherlands focusing on computer-related services.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. The following table sets forth for the periods indicated, the range of the high and low sales prices per common share:

                                                              HIGH       LOW
                                                              ----       ---
FISCAL 1999:
  First Quarter.............................................  $15  1/16  $ 5 3/16
  Second Quarter............................................    8  1/8     3 3/16
  Third Quarter.............................................   11  7/16    7 5/8
  Fourth Quarter............................................   14  7/16    9 3/16

FISCAL 1998:
  First Quarter.............................................  $14  3/8   $12 3/8
  Second Quarter............................................   17         13 9/16
  Third Quarter.............................................   19  5/8    16 5/16
  Fourth Quarter............................................   16 15/16   12 9/16

As of September 17, 1999, there were 3,876 shareholders of record of the Company's Common Stock.

The Company did not pay any dividends on the Common Stock during fiscal 1999 or fiscal 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after certain cumulative income levels are obtained, as reflected in the Company's audited financial statements and it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal 2000 at the earliest. The Company intends to pay dividends on the Preferred Stock with shares of its Common Stock prior to the time it is able to pay such cash dividends.

On April 13, 1998, 6,900,000 Depositary Shares were issued by the Company, each representing a one-tenth interest in a share of Preferred Stock (See Note 10 of Notes to Consolidated Financial Statements for further details). The aggregate gross proceeds of the April 13, 1998 Offering were $172.5 million, and the net proceeds thereof, after deduction of discounts and commissions of $0.75 per depositary share and estimated expenses of $650,000, were approximately $166.7 million. Such proceeds were used to repay borrowings under the Company's revolving credit facility, to fund the remaining balance due under the settlement of the shareholder class action and for working capital and general corporate purposes. The Company has filed a registration statement on Form S-3 with respect to the Depositary Shares, the Preferred Stock and Common Stock issuable. As of June 30, 1999, the registration statement had not become effective and, as a result, the Company is incurring liquidated damages in the amount of 0.25% of the aggregate gross proceeds annually.

The Company also issued approximately 1,480,405 of Common Stock which are not currently registered, in payment of the dividends payable, including the liquidated damages referred to above, on the Preferred Stock on July 1, 1998 through July 1, 1999. (Registration of these shares is not required because no additional consideration was paid therefor.) The resale of these shares will also be covered by the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY

                            SELECTED FINANCIAL DATA
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                       1999(1)    1998(1)      1997(1)      1996(1)      1995(5)
                                       --------   --------     --------     --------     --------
Year Ended
Total revenues.......................  $1,017.5   $  986.9     $1,025.7     $  994.6     $  889.1
                                       ========   ========     ========     ========     ========
Operating income (loss)..............  $   81.5   $   40.1     $    2.1     $ (134.5)    $   97.9
                                       ========   ========     ========     ========     ========
Income (loss) from continuing
  operations.........................  $   38.1   $  (32.7)    $  (21.4)    $  (97.7)    $   69.6
                                       ========   ========     ========     ========     ========
Net income (loss)....................  $   38.1   $  (32.7)    $  (21.4)    $  (97.7)    $   73.7
                                       ========   ========     ========     ========     ========
Earnings (loss) applicable to common
  stockholders.......................  $   26.6   $  (35.2)    $  (21.4)    $  (97.7)    $   73.7
                                       ========   ========     ========     ========     ========
Basic earnings (loss) per common
  share:
  Continuing operations..............  $   0.35   $  (0.47)    $  (0.29)    $  (1.33)    $   0.98
                                       ========   ========     ========     ========     ========
  Net income (loss)..................  $   0.35   $  (0.47)    $  (0.29)    $  (1.33)    $   1.04
                                       ========   ========     ========     ========     ========
Diluted earnings (loss) per common
  share:
  Continuing operations..............  $   0.35   $  (0.47)(2) $  (0.29)(2) $  (1.33)(2) $   0.96
                                       ========   ========     ========     ========     ========
  Net income (loss)..................  $   0.35   $  (0.47)(2) $  (0.29)(2) $  (1.33)(2) $   1.02
                                       ========   ========     ========     ========     ========
Cash dividends per common share......  $     --   $     --     $   0.22     $   0.22     $   0.22
                                       ========   ========     ========     ========     ========
At Year-End
Total assets.........................  $1,775.6   $1,799.5     $1,646.6     $1,621.3     $1,570.9
                                       ========   ========     ========     ========     ========
Total debt...........................  $  508.1   $  548.7     $  523.3     $  516.5(4)  $  326.7
                                       ========   ========     ========     ========     ========
Total stockholders' equity...........  $  889.7   $  902.0(3)  $  772.9     $  831.7     $  952.7
                                       ========   ========     ========     ========     ========

---------------

(1) Includes the following pre-tax charges:

                                                    1999    1998    1997    1996
                                                    -----   -----   -----   -----
Restructuring and inventory write-downs relating
  to restructuring activities.....................  $  --   $21.9   $26.8   $85.3
Litigation settlement (recoveries), net...........   (6.2)   45.7      --      --
                                                    -----   -----   -----   -----
                                                    $(6.2)  $67.6   $26.8   $85.3
                                                    =====   =====   =====   =====

(2) Amounts are not adjusted as the effect is anti-dilutive.
(3) In fiscal 1998, the Company issued 6 1/2% Convertible Preferred Stock for net proceeds of $166.7.
(4) In fiscal 1996, the Company issued $350.0 Senior Notes.
(5) In fiscal 1995, the Company acquired Knogo Corporation's operations primarily in Europe and Australia.

                         QUARTERLY SUMMARY (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

QUARTER ENDED                                         SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
-------------                                         -------------   ------------   ---------   --------
1999(1)
  Total revenues....................................     $227.2          $250.4       $245.5      $294.4
  Operating income..................................     $  6.2          $ 12.8       $ 22.0      $ 40.3
  Net (loss) income.................................     $ (1.5)         $  7.3       $  9.2      $ 23.0

QUARTER ENDED                                         SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
-------------                                         -------------   ------------   ---------   --------
  (Loss) earnings applicable to common
     stockholders...................................     $ (4.3)         $  4.6       $  6.5      $ 19.9
  Basic and diluted (loss) earnings per common
     share..........................................     $(0.06)         $ 0.06       $ 0.09      $ 0.26

QUARTER ENDED                                         SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
-------------                                         -------------   ------------   ---------   --------
1998(2)(3)
  Total revenues....................................     $245.4          $243.7       $237.0      $260.8
  Operating (loss) income...........................     $(18.1)         $ 19.2       $ 16.3      $ 22.8
  Net (loss) income.................................     $(58.6)         $  5.4       $ 10.1      $ 10.4
  (Loss) earnings applicable to common
     stockholders...................................     $(58.6)         $  5.4       $ 10.1      $  7.9
  Basic and diluted (loss) earnings per common
     share..........................................     $(0.79)         $ 0.07       $ 0.14      $ 0.11

---------------

(1) Includes a pre-tax litigation insurance recovery of $6.2 recorded in the second quarter.
(2) Includes pre-tax restructuring charges and inventory write-downs relating to restructuring activities of $17.2 (net of a reversal of $12.0 originally recorded in the fourth quarter of fiscal 1997) recorded in the first quarter and $4.7 recorded in the third quarter.
(3) Includes a pre-tax litigation settlement charge of $53.0 recorded in the first quarter, and a litigation insurance recovery of $7.3 recorded in the third quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated revenues increased 3.1% to $1,017.5 million in fiscal 1999 versus $986.9 million in fiscal 1998, as compared to a decrease of 3.8% in fiscal 1998 versus fiscal 1997. Revenues for fiscal 1999 increased due to 20.9% growth in the Company's North America Retail business unit driven by large purchases of Ultra-Max systems by major retailers. The decrease of 3.8% in fiscal 1998 revenues versus fiscal 1997 was primarily due to the strengthening of the U.S. dollar against currencies in Europe and Asia and the related impact of foreign currency fluctuations.

Results of operations reflected operating income of $81.5 million in fiscal 1999 versus $40.1 million in fiscal 1998 and $2.1 million in fiscal 1997. The Company reported net income of $38.1 million, or $.35 per share, in fiscal 1999, a net loss of $32.7 million, or a per share loss of $.47, in fiscal 1998, and a net loss of $21.4 million, or a per share loss of $.29, in fiscal 1997. The Company's results for fiscal 1998 and 1997 include the effects of restructuring charges of $21.9 million and $22.6 million, respectively, and inventory write-downs of $4.2 million relating to restructuring activities in fiscal 1997. For fiscal 1998 and 1997, the after-tax effect of these restructuring charges and inventory write-downs was $15.3 million and $19.0 million, respectively, or $.21 and $.26.

The Company's results also included provisions for doubtful accounts of $22.5, $23.4 million and $42.8 million and provisions for excess and obsolete inventories (excluding the inventory write-downs relating to the restructuring activities) of $11.5, $11.7 million and $11.6 million in fiscal 1999, 1998 and 1997, respectively. The provision for doubtful accounts for fiscal 1997 includes incremental charges that resulted from an extensive review of the collectibility of accounts receivable amounting to $16.1 million. The provisions for excess and obsolete inventories for fiscal 1998 and 1997 include incremental charges of $3.0 million and $2.5 million, respectively, relating principally to the results of the Company's extensive review of its balance sheet. The Company's results also included incremental charges of $10.8 million and $3.5 million in fiscal 1998 and 1997, respectively, for certain employee separation and warranty and contract resolution costs. The after-tax effect of these incremental charges in fiscal 1998 and 1997 was $9.7 million and $15.6 million, respectively, or $.13 and $.21 per share. In addition, in fiscal 1999 and 1998 the Company incurred net litigation settlement

(recovery) costs of $(6.2) and $45.7 million, respectively, the after-tax effect of which was $(4.3) million and $31.9 million, or $(0.6) and $.43 per share, respectively. See "Restructuring Charges, Incremental Accounts Receivable, Inventory and Other Charges, Net Litigation Settlement Charges and Other Strategies" below and Notes 2 and 13 of the Notes to the Consolidated Financial Statements for further discussion.

RESTRUCTURING CHARGES, INCREMENTAL ACCOUNTS RECEIVABLE, INVENTORY AND OTHER CHARGES, NET LITIGATION SETTLEMENT CHARGES AND OTHER STRATEGIES

Sensormatic's rapid growth and success in the late 1980's and first half of the 1990's took the Company from $100 million in revenues in fiscal 1987 to approximately $900 million in fiscal 1995. This growth was attained principally through internally developed new products, various strategic acquisitions and increased market penetration in existing and new markets. The rapid growth experienced by the Company in sales, customers and product diversity and the demands of integrating acquired businesses outpaced the Company's growth in corporate management infrastructure and systems. In addition, expenses and working capital requirements increased to unacceptable levels. Consequently, in fiscal 1996, the Company launched a strategic restructuring plan with the following objectives: (i) expense reduction and asset control, (ii) improved processes and systems, and (iii) quality, sustainable growth.

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

Restructuring Charges
As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization was to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. At June 30, 1999, all planned terminations have been completed and the majority of the facilities have been eliminated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource other products.

The fiscal 1996 pre-tax restructuring charges and inventory write-downs relating to the restructuring activities were $85.3 million (of which $19.6 million consisted of inventory write-downs recorded in "costs of sales"). Upon completion of the restructuring activities, anticipated savings in operating expenses and manufacturing costs are estimated to be $44 million. Through June 30, 1999, the savings realized as a result of this plan have been partially offset by reinvestment in the Company's business, including costs associated with the addition of approximately 250 employees in strategic growth and key technical areas, the new enterprise-wide management information system and related costs, and by increased legal fees relating principally to then-pending litigation and government investigations including the matters referred to under Legal Proceedings of Item 3. These savings were also partially reflected as reductions in manufacturing costs which have helped to generally maintain gross profit margins in the face of intense price competition.

In fiscal 1997, the Company continued to review its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997 which included the divestiture of non-core businesses and workforce reductions, principally in its European operations. The principal non-core business divested by the Company was its U.S. commercial/ industrial direct sales and installation business which was sold in September 1997. The Company elected to exit this commercial/industrial direct sales and installation activity due to market conflicts with its indirect sales channels (dealers and distributors). This strategic decision allows the Company to focus on partnering with dealers and distributors to promote products in the commercial/industrial division. In connection with this restructuring plan, the Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 1999, approximately 90% of the positions had been eliminated, including the positions associated with the divested business units, and the rest will be terminated as soon as practicable. The pre-tax restructuring charges related to this restructuring plan were $48.7 million, of which $26.8 million (including $4.2 million of inventory write-downs recorded in "costs of sales") was recorded in the fourth quarter of fiscal 1997, $17.2 million, net was recorded in the first quarter of fiscal 1998 and the balance of $4.7 million was recorded in the third quarter of fiscal 1998. The $17.2 million recorded in the first quarter of fiscal 1998 was net of a reversal of $12.0 million, originally recorded in the fourth quarter of fiscal 1997, for estimated losses due to the Company's plan to sell its U.S. commercial/industrial direct sales and installation business. As of June 30, 1999, total cash disbursed was $18.6 million, offset by $8.2 million of proceeds received from the sale of non-core businesses. Upon completion of the planned restructuring activities, the Company expects annualized savings of approximately $50 million.

The most significant portion of the savings from restructuring (approximately 58% or approximately $53.8 million) was expected to result from involuntary employee terminations. In the fiscal 1996 charge the Company planned for involuntarily termination of 875 employees. Approximately 63% of these employees were in Europe. These terminations were completed as of March 31, 1997. In the fiscal 1998 charge, the Company planned for the involuntary termination of 600 employees (excluding an additional 600 employees that would leave the Company's employment upon the disposition of non-core businesses). Approximately 44% of these employees were in Europe. Worldwide, through June 30, 1999, excluding the positions associated with the divested business units, 475 employees had been involuntarily terminated and the rest will be terminated as soon as practicable. The realized savings in the U.S. are consistent with those originally expected. In Europe, realized and expected savings from yet to be completed involuntary terminations of employees are expected to produce the savings initially contemplated.

In general, the involuntary termination of employees in Europe is a lengthy process because of the individual administrative process which needs to be followed in each country. In addition, as a result of successive changes in European management, implementation of the European restructuring plan has been delayed. While the speed of execution is slower than originally anticipated, no changes have been made to the original restructuring plan and the Company is proceeding with the remaining involuntary employee separations and location consolidations.

Incremental Accounts Receivable, Inventory and Other Charges
In fiscal 1996, as part of the Company's plan to focus on asset management and review its balance sheet in view of the then existing business environment, the Company performed an extensive review of the collectibility of accounts receivable, including off-balance sheet receivables. This initiative was primarily the result of the overall weakening in the retail industry following a poor holiday season. In addition, several C/I and retail customers had filed for bankruptcy and other customers experienced financial difficulties. The Company also conducted a review of slow moving and potentially obsolete inventory in light of softening demand for certain EAS products. In fiscal 1997 and 1998, the Company recorded further incremental charges relating to accounts receivables, inventories, certain employee separation and warranty and contract resolution costs. The related amounts and their effects are discussed below.

Net Litigation Settlement Charge
In November 1997, the Company reached an agreement to settle a series of class action lawsuits filed during fiscal 1995. The class action stockholder lawsuit challenged the Company's prior revenue recognition practices in fiscal 1995 and earlier. The terms of the agreement provided for an approximately $53.5 million settlement payment. The Company recorded a net pre-tax charge of $53.0 million with an after-tax effect of $37.0 million in the first quarter of fiscal 1998. During fiscal 1998, the Company also recovered a portion of the settlement amount and related expenses from its primary directors and officers liability insurance policy, which has a policy limit of $10.0 million, and was paid an amount equal to the policy limit of $10.0 million by one of its two excess directors and officers liability insurers pursuant to a settlement. As a result of this recovery, the Company recorded a pre-tax insurance recovery of $7.3 million net with an after-tax effect of $5.1 million in the third quarter of fiscal 1998. In addition, in the second quarter of fiscal 1999, the Company reached agreement with its other excess insurance carrier providing for the payment by the carrier of $6.2 million in settlement of its insurance obligations in connection with, among other things, settlement of the above class action, and recorded the related insurance recovery.

Other Strategies
To assist with the Company's restructuring plan objective to improve processes and systems, the Company has embarked upon a process improvement and total quality management program internally referred to as "Q(3)." The program's objective is to provide superior value for customers, shareholders and employees. Q(3) is a multi-year effort in which the Company will reengineer the way it operates enterprise-wide. The program is also establishing a culture of "continuous improvement" in all of the Company's business processes to reduce cost and increase customer satisfaction. In connection with this program, the Company has committed to the implementation of a new global enterprise resource planning system and an extensive internal training program, both of which are expected to significantly enhance operational efficiencies and improve customer service.

RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

Except as otherwise indicated, the following discussion of operating results excludes the effects of the net restructuring charges and inventory write-downs relating to restructuring activities and the net litigation settlement charges recorded in fiscal 1999, 1998 and 1997, which were discussed above.

Revenues
Revenues for fiscal 1999 increased 3.1%, or $30.6 million, from fiscal 1998. After adjusting for currency fluctuations and divestitures, revenues for fiscal 1999 increased 5.9%, as compared with fiscal 1998. Fiscal 1999 results reflect strong growth in the Company's North America Retail business unit reflecting significant purchases of Ultra-Max systems by retailers as well as increasing demand for the Company's disposable security labels used in source tagging.

Consolidated revenues for the EAS worldwide product lines increased 1.7% from fiscal 1998. EAS revenue growth was driven by an 11.9% increase in Ultra-Max revenues in fiscal 1999 as compared to fiscal 1998, offset by declines in other EAS system revenues, principally the electromagnetic systems. Revenues from electromagnetic systems, principally sold in Europe, decreased 27.4% from fiscal 1998 principally due to market saturation in certain countries with older technologies. Label unit level volume for source tagging, which is based on the Company's EAS technologies, increased by approximately 53.8% in fiscal 1999 as compared to fiscal 1998, resulting in sales of more than 1 billion labels.

Overall reported CCTV and Access Control and Asset Management product line revenues were flat in fiscal 1999 as compared to fiscal 1998. In the CCTV product line, revenue increases in domes and digital video were offset by decreases in multiplexer revenue driven by price competition. CCTV, and Access Control and Asset Management revenues were negatively impacted in fiscal 1999 by a decline in revenues partially due to the divestiture of non-core businesses. The primary divestiture was the Company's U.S. commercial/industrial direct sales and service business which had fiscal year 1998 revenues of approximately $11 million. Excluding the effects of all divested businesses, revenues in this product line increased 3.9% in fiscal 1999 as compared to fiscal 1998.

Installation and Maintenance revenues increased 22% in fiscal 1999 as compared with fiscal 1998. This increase was driven largely by installations at major U.S. retailers in the Company's North America Retail business unit.

North America Retail revenue for fiscal 1999 increased 20.9% versus fiscal 1998. The increase in North America retail revenues was driven by large purchases of Ultra-Max systems from major U.S. retailers and increased demand for the Company's disposable security labels used in source tagging. As a result, the

Company will make additional capital investments in fiscal year 2000 to increase manufacturing capacity in this area.

Europe revenues decreased 3.6% in fiscal 1999 as compared to fiscal 1998. Europe retail revenues, which account for 80% of total Europe revenues, decreased 4.4% while Europe C/I revenues were flat. Europe Retail's results during fiscal 1999 were negatively impacted by the market saturation of electromagnetic technology products in hypermarkets and lower levels of sales-type leases.

International revenues, which includes Latin America and Asia Pacific, decreased 14% in fiscal 1999 as compared to fiscal 1998. International retail revenues, which account for approximately 80% of total International revenues, decreased 7%. Excluding the effects of currency fluctuations and divestitures, International Retail revenue decreased 2% in fiscal 1999 as compared to fiscal 1998. The decrease in International Retail was largely due to overall economic weakness in many of these economies.

Revenues generated by North America based C/I decreased by 6.4% in fiscal 1999 as compared to fiscal 1998. The decrease in revenues is principally due to the divestiture in September 1997 of the U.S. commercial/ industrial direct sales and service business. Excluding the effect on revenues of this divested non-core business, North America based C/I revenues increased 6.4% in fiscal 1999 as compared to fiscal 1998. The increase in revenues is due to new product introductions and customer service initiatives.

Gross Margins and Operating Income
Gross margins were 42.6% for fiscal 1999 compared with 44.8% for fiscal 1998. The decline in gross margin percentages was primarily due to a 22.9% increase in service revenue, which currently has a lower gross margin than the Company's product revenue, and to a lesser degree by pricing allowances on larger shipments to major retailers. The decline in gross margin for fiscal 1998 was more than offset by lower operating expenses for the year.

Excluding restructuring charges, operating income for fiscal 1999 was $81.5 million or 8.0% of total revenue, versus $62.0 million or 6.3% of total revenue in fiscal 1998.

Selling, General and Administrative Expenses
Total selling, general and administration expenses, as a percentage of total revenues, were 27.7% in fiscal 1999 versus 31.2% in fiscal 1998. Included in selling, general and administration expenses in fiscal 1998 was $10.8 million relating to certain employee separation and warranty and contract resolution costs. The decrease in expenses as a percentage of revenue for fiscal 1999 largely reflects the benefit from executing the restructuring plans and the Company's focused efforts to reduce costs and improve profitability.

Provision for Doubtful Accounts
Provision for doubtful accounts, as a percentage of total revenues, was 2.2% and 2.4% in fiscal 1999 and 1998, respectively.

Research, Development and Engineering Expenses
Research, development and engineering expenses decreased to 2.5% of total revenues in fiscal 1999 versus 2.8% in fiscal 1998. The decrease as a percentage of revenues as compared to the prior year was due to the Company's efforts to outsource certain products resulting in a reduction of the associated research, development and engineering expenses.

Other (Expenses) Income
Non-operating expenses, which include interest expense and interest income, decreased from $41.2 million in fiscal 1998 to $32.2 million in fiscal 1999. The decrease is principally due to a decrease in interest expense resulting from lower average debt levels throughout fiscal 1999 as compared to fiscal 1998.

Taxes
The Company's worldwide effective tax rate provision (benefit) for fiscal 1999 was 31.2% as compared to (30.1)% in fiscal 1998.

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

The Company has evaluated its deferred tax assets. Management believes, more likely than not, that future taxable income will be sufficient to realize substantially all of these assets; however, there can be no assurance that this will be the case. In addition, the Company has identified tax planning strategies it will utilize, if necessary, to realize a substantial portion of the recorded deferred tax assets. A significant portion of these deferred tax assets relate to the future benefit of tax net operating loss and credit carryforwards. The Company has analyzed the use of the carryforwards on a country by country basis and recognized the related tax benefit where the carryforwards are expected to be utilized.

In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards to offset future taxable income because: (1) the Company generated taxable income in fiscal 1999 and utilized approximately $18 million of net operating loss carryforwards; (2) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (3) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs; (4) management believes that the restructuring of the Company's businesses will reduce their cost structures and that the Company will be profitable and will generate taxable income in the near term; (5) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize a substantial portion of the recorded deferred tax assets; and (6) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

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

Consolidated revenues for the EAS product lines remained relatively unchanged from fiscal 1997. However, Ultra-Max revenues increased 19% in fiscal 1998 as compared to fiscal 1997. Unit level volume for source tagging, which is based on the Company's EAS technologies, increased by approximately 50% in fiscal 1998 as compared to fiscal 1997, resulting in sales of more than 650 million labels. The increase in Ultra-Max revenues was partially offset by declines in other EAS system revenues, principally the SensorStrip Checkout systems. Revenues from SensorStrip Checkout systems, principally sold in Europe, decreased 21% from fiscal 1997 where they were negatively affected by the strengthening of the U.S. dollar against most European currencies and market saturation in certain countries.

Overall CCTV revenues decreased 2.4% in fiscal 1998 as compared to fiscal 1997. A significant percentage of CCTV revenues and nearly all of Access Control revenues are generated by C/I Worldwide which was negatively impacted in fiscal 1998 by the decline in revenues partially due to the divestiture of a non-core business. Due to channel conflicts, the Company made a strategic decision to exit the commercial/industrial direct sales and service business in the U.S. and partner with its dealers and distributors to promote its products in the commercial/industrial markets and thereby lower its distribution and installation costs. The Company's U.S. commercial/industrial direct sales and service business, which had fiscal year 1997 revenues of approximately $80 million, was sold to Security Technologies Group, Inc. ("STG"). The Company also agreed in such transaction to sell to STG the Company's monitoring business, the sale of which was consummated in October 1997. Installation and product revenues from the divested business unit were approximately $11.4 million in fiscal 1998.

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

Provision for Doubtful Accounts
Provision for doubtful accounts, as a percentage of total revenues, was 2.4% and 4.2% in fiscal 1998 and 1997, respectively. The higher provision for doubtful accounts in fiscal 1997 reflects the Company's assessment of accounts receivable collection experience in certain market segments, following the extensive review of accounts which took place in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, cash and cash equivalents increased $82.0 million primarily due to significant improvements in cash provided by operations. Cash flow provided by operating activities was $194.8 million in fiscal 1999 compared with cash used of $34.9 million in fiscal 1998 and $2.1 million in fiscal 1997. The improvement in cash provided by operations in fiscal 1999 as compared to cash used in fiscal 1998 was primarily due to improvements in net income and decreases in inventories and customer receivables.

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

The terms of certain of the Company's principal receivable securitization programs provide for overcollateralization and accordingly the Company does not receive the full balance of such receivables until the customer's receivables have been paid in full to financing institutions. The Company accounts for this overcollateraliza-tion as a "Receivable due from financing institution" which is included in "Other current assets" and the non-current portion in "Patents and other assets -- net".

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

The Company's investing activities used $69.8 million of cash in fiscal 1999, compared with $53.9 million in fiscal 1998. Additions to property, plant and equipment, during fiscal 1999, totaled $29.1 million, primarily relating to investments in the Company's global enterprise resource planning system and manufacturing operations for new production equipment. Additional investing activities also included increases in revenue equipment of $22.7 million, which represents equipment held under operating leases, and additional investments in acquisitions of $20.7 million relating to on-going payments for commitments relating to prior year acquisitions. During fiscal 2000, the Company plans to invest approximately $45.0 million in capital projects. The projects primarily include investments in label manufacturing operations for new production equipment and global enterprise resource planning systems.

Fiscal 1999 financing activities used cash of $37.4 million as compared with cash generated of $195.1 million in fiscal 1998. Fiscal 1999 cash used in financing activities is due primarily to repayments of bank borrowings. Cash generated in fiscal 1998 is principally due to proceeds received from the issuance of the new series of 6 1/2% Convertible Preferred Stock. The proceeds from the Convertible Preferred Stock were primarily used to repay the outstanding balance under the Company's revolving credit line, the payable associated with the shareholder litigation settlement, and working capital and general corporate purposes. See Note 10 of Notes to Consolidated Financial Statements for further discussion.

The Company's percentage of total debt to total capital was 36.4% at June 30, 1999 as compared to 37.8% at June 30, 1998. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after certain cumulative income levels are obtained, as reflected in the Company's audited financial statements, and it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends.

The Company anticipates continuing to provide vendor financing to its customers and aggressively pursues collection of all accounts receivable past due. The Company is closely monitoring inventory and overall working capital requirements and has implemented numerous programs that are expected to result in reduced working capital requirements.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of June 30, 1999, the Company has $508.1 million of total indebtedness outstanding. The Company's principal liquidity requirements are expected to be to provide working capital, finance customer equipment purchases, invest in revenue equipment and capital expenditures and meet debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and principal and interest on the Senior Notes. At June 30, 1999, the Company's principal sources of liquidity are
(i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, which had unused availability of $226.0 million, and (iv) receivable securitization facilities. The Company believes that cash on hand and cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future. The $250 million Revolving Credit Facility will expire in December 1999. The Company plans to replace this committed facility with a Revolving Credit Facility in fiscal 2000.

CURRENCY RISKS

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISKS AND DERIVATIVES

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 as of July 1, 1998 with impact only to the Company's disclosure information.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose financial and descriptive information about an enterprise's reportable operating segments based on reporting information in the same way as management organizes the segments for making business decisions and assessing performance. Disclosure of information about products and services, geographic areas and major customers based on this management approach is also required, along with interim reports. This new management approach resulted in additional reportable operating segments and changes to the composition of such reportable operating segments. The Company adopted SFAS No. 131 is fiscal 1999.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefits plans. It does not change the measurement or recognition of those plans. The Company adopted SFAS No. 132 in fiscal 1999 with impact only to the Company's disclosure information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which would have been effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends SFAS No. 52 "Foreign Currency Translation", and supersedes SFAS No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 "Disclosures about Fair Value of Financial Instruments", and No. 119 "Disclosure about Derivative Financial Instruments". The Company plans to adopt SFAS No. 133 in fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

YEAR 2000 ISSUE

Many computer applications, processor chips embedded in many products and computers and operating systems that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the

Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their Year 2000 Issues. The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem. In 1996, the Company began a project to implement a global enterprise resource planning system. The Company has completed this implementation at all manufacturing locations and many of the sales and service subsidiaries around the world. The Company's key non-compliant IT systems remaining are in the United Kingdom and implementation is scheduled for October 4, 1999.

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

Inventory and assessment completed             September 30, 1999
All Critical components in testing             October 15, 1999
Critical components Year 2000 compliant        November 30, 1999


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

The Costs to Address the Company's Year 2000 Issues
The cost of implementing the enterprise resource planning system is estimated at $40.0 million. In addition to the enterprise resource planning system, the Company currently estimates approximately $1.0 million for the cost associated with the Company's Year 2000 project. Remediation efforts are not currently expected to be significant.

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

The Company's Contingency Plans
The Company expects to have developed by November 15, 1999, or shortly thereafter, contingency plans to address the major areas of the Company and situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

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

EURO CONVERSION

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For the three-year transition period, both the Euro and individual participant's currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended June 30, 1999, approximately 33.6% of the Company's revenues were derived from EMU countries.

The Company is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations. While the Company does not expect that the Euro conversion will have a material impact on its operations, financial condition or liquidity, there can be no certainty that action plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Except for historical matters, the matters discussed in this Form 10-K are forward looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among other possible factors, could cause actual results to differ materially from historical results or those anticipated: (1) changes in international operations, (2) exchange rate risk, (3) market conditions for the Company's products, (4) the Company's ability to provide innovative and cost-effective solutions, (5) development risks, (6) changes in regulations or standards applicable to the Company's products, (7) competition and (8) changes in the economic climate.

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

EXPOSURE TO SHORT-TERM INTEREST RATES

The Company utilizes primarily fixed-rate debt as described in Note 9 of Notes to Consolidated Financial Statements. The Company uses interest rate swap agreements to further limit the Company's exposure to short-term interest rate movements relating to off balance sheet receivable financings.

At June 30, 1999 and 1998, the Company's fixed rate long-term debt had a face value and carrying value of $485.0 million. The fair value of long-term debt at June 30, 1999 and 1998 was $492.8 million and $471.3 million, respectively. Based upon a hypothetical 1% point increase in the period end market interest rate across all maturities, the fair value of this liability would decrease by approximately $16.9 million and $17.3 million, respectively.

At June 30, 1999 the notional amount of interest rate swaps totaled $123.7 million. The carrying value and fair value of the liability for these agreements were $0.7 million and $0.5 million, respectively. Based upon a hypothetical 1% point increase in the period end market interest rate, the fair value of this liability would decrease by approximately $2.2 million resulting in a receivable of $1.7 million.

At June 30, 1998 the notional amount of interest rate swaps totaled $131.1 million. The carrying value and fair value of the liability for these agreements were $0.5 million and $0.9 million, respectively. Based upon a hypothetical 1% point increase in the period end market interest rate, the fair value of this liability would decrease by approximately $3.1 million resulting in a receivable of $2.2 million.

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

EXPOSURE TO EXCHANGE RATES

As a result of the sales of its products in foreign markets, the Company's offshore operations are affected by fluctuations in the value of the U.S. dollars as compared to foreign currencies. Its offshore operations are principally in Europe, Asia and Latin America. Foreign currency forward contracts are used to hedge against the earnings effects of short-term fluctuation in significant foreign jurisdictions.

The Company uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Therefore, increases and decreases in the fair value of foreign currency forward agreements are offset by changes in the fair value of net underlying foreign currency transaction exposures. The Company's principal currency exposures relate to the Euro and the British pound against the U.S. dollar. The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forwards.

At June 30, 1999 the Company had in place foreign currency forward contracts with a notional amount of $65.8 million. The carrying value of these contracts was an asset of $0.9 million at June 30, 1999. The fair value of these contracts as of June 30, 1999 was immaterial. Based upon a 10% strengthening of the U.S. dollar compared to these foreign currencies, the estimated fair value of the asset would increase by $6.6 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also change the dollar value of the resulting sales and affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars.

At June 30, 1998 the Company had in place foreign currency forward contracts with a notional amount of $260.6 million. The carrying value and fair value of these contracts was a liability of $7.1 million and an asset of $.3 million at June 30, 1998, respectively. Based upon a 10% strengthening of the U.S. dollar compared to these foreign currencies, the estimated fair value of the asset would increase by $24.7 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also change the dollar value of the resulting sales and affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars.

The above discussion of the Company's procedures to monitor market risk and the estimated changes in fair value resulting from the Company's sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or gains (losses).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Reports of Independent Certified Public Accountants.......   33
  Consolidated Balance Sheets at June 30, 1999 and 1998.....   35
  Consolidated Statements of Operations for the years ended
     June 30, 1999, 1998 and 1997...........................   36
  Consolidated Statements of Cash Flows for the years ended
     June 30, 1999, 1998 and 1997...........................   37
  Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1999, 1998 and 1997...............   38
  Notes to Consolidated Financial Statements................   39
Financial Statement Schedules:
  For the three years ended June 30, 1999:
     Schedule II -- Valuation and Qualifying Accounts.......   65

Consolidated Financial Statement schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sensormatic Electronics Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sensormatic Electronics Corporation and its subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the year ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended June 30, 1999 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
August 2, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors --
Sensormatic Electronics Corporation

We have audited the accompanying consolidated balance sheet of Sensormatic Electronics Corporation as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997. Our audit also included the financial statement schedule for the years ended June 30, 1998 and 1997 listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensormatic Electronics Corporation at June 30, 1998, and the consolidated results of its operations and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
August 13, 1998

                      SENSORMATIC ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                                1999        1998
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               PAR VALUE AMOUNTS)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  209.0    $  127.0
  Customer receivables, net.................................     318.6       326.2
  Inventories, net..........................................     163.7       203.6
  Current portion of deferred income taxes..................      31.2        36.2
  Other current assets......................................      46.0        43.7
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................     768.5       736.7
Customer receivables, net -- noncurrent.....................      76.5       132.5
Revenue equipment, less accumulated depreciation of $52.6 in
  1999 and $60.3 in 1998....................................      71.2        69.2
Property, plant and equipment, net..........................     137.5       137.2
Costs in excess of net assets acquired, less accumulated
  amortization of $85.5 in 1999 and $74.4 in 1998...........     439.7       465.5
Deferred income taxes.......................................     150.2       149.4
Patents and other assets, less accumulated amortization of
  $44.6 in 1999 and $33.2 in 1998...........................     132.0       109.0
                                                              --------    --------
          TOTAL ASSETS......................................  $1,775.6    $1,799.5
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term debt.....  $   80.4    $   33.5
  Accounts payable..........................................      76.0        57.0
  Other current liabilities and deferred income taxes.......     246.1       246.3
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................     402.5       336.8
Long-term debt..............................................     427.7       515.2
Other noncurrent liabilities and deferred income taxes......      55.7        45.5
                                                              --------    --------
          Total liabilities.................................     885.9       897.5
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10.0 shares authorized
     6 1/2% Convertible Preferred Stock, 0.7 shares
     outstanding............................................     166.7       166.7
  Common stock, $.01 par value, 125.0 shares authorized,
     75.6 and 74.4 shares outstanding in 1999 and 1998,
     respectively...........................................     743.5       733.7
  Retained earnings.........................................     133.4       108.3
  Treasury stock at cost and other, 1.7 shares in 1999 and
     1998...................................................     (10.4)      (11.7)
  Accumulated other comprehensive loss......................    (143.5)      (95.0)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................     889.7       902.0
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,775.6    $1,799.5
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                1999      1998      1997
                                                              --------   ------   --------
                                                                  (IN MILLIONS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Revenues:
  Sales.....................................................  $  841.5   $831.9   $  853.0
  Rentals...................................................      44.0     47.6       55.3
  Installation, maintenance and other.......................     132.0    107.4      117.4
                                                              --------   ------   --------
          Total revenues....................................   1,017.5    986.9    1,025.7
                                                              --------   ------   --------
Operating costs and expenses:
  Costs of sales............................................     563.1    525.8      543.6
  Depreciation on revenue equipment.........................      20.5     18.6       20.8
  Selling, general and administrative.......................     282.0    308.2      349.8
  Provision for doubtful accounts...........................      22.5     23.4       42.8
  Restructuring charges.....................................        --     21.9       22.6
  Research, development and engineering.....................      25.8     27.2       24.5
  Amortization of intangible assets.........................      22.1     21.7       19.5
                                                              --------   ------   --------
          Total operating costs and expenses................     936.0    946.8    1,023.6
                                                              --------   ------   --------
Operating income............................................      81.5     40.1        2.1
                                                              --------   ------   --------
Other (expenses) income:
  Interest income...........................................      17.8     16.0       16.2
  Interest expense..........................................     (44.1)   (50.8)     (47.9)
  Litigation recoveries (settlement), net...................       6.2    (45.7)        --
  Other, net................................................      (5.9)    (6.4)      (0.7)
                                                              --------   ------   --------
          Total other (expenses) income.....................     (26.0)   (86.9)     (32.4)
                                                              --------   ------   --------
Income (loss) before income taxes...........................      55.5    (46.8)     (30.3)
Provision for (benefit of) income taxes.....................      17.4    (14.1)      (8.9)
                                                              --------   ------   --------
Net income (loss)...........................................  $   38.1   $(32.7)  $  (21.4)
                                                              ========   ======   ========
Earnings (loss) applicable to common stockholders...........  $   26.6   $(35.2)  $  (21.4)
                                                              ========   ======   ========
Basic and Diluted earnings (loss) per common share..........  $   0.35   $(0.47)  $  (0.29)
                                                              ========   ======   ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 38.1   $ (32.7)  $(21.4)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................    42.4      42.6     46.7
     Amortization...........................................    22.1      21.7     19.5
  Net changes in operating assets and liabilities, net of
     effects of acquisitions and dispositions:
     Customer receivables...................................    29.5     (20.9)   (30.0)
     Inventories............................................    33.9     (11.0)   (45.8)
     Current and deferred income taxes relating to
      restructuring and net litigation settlement charges...      --     (19.9)    (7.8)
     Accounts payable.......................................    20.5     (10.0)     8.4
     Restructuring accruals, net............................    (8.8)      7.3     18.8
     Other, net.............................................    17.1     (12.0)     9.5
                                                              ------   -------   ------
          Net cash provided by (used in) operating
            activities......................................   194.8     (34.9)    (2.1)
                                                              ------   -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................   (29.1)    (29.3)   (38.4)
  Increase in revenue equipment, net........................   (22.7)    (23.3)   (23.0)
  Acquisitions, net of cash.................................      --        --    (14.8)
  Additional investments in acquisitions....................   (20.7)    (19.7)   (16.4)
  Proceeds from sale of business............................      --       8.2       --
  Other, net................................................     2.7      10.2      7.4
                                                              ------   -------   ------
          Net cash used in investing activities.............   (69.8)    (53.9)   (85.2)
                                                              ------   -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and other debt............................     4.3     442.4    105.5
  Repayments of bank borrowings and other debt..............   (40.3)   (416.1)   (96.0)
  Proceeds from issuance of Convertible Preferred Stock,
     net....................................................      --     166.7       --
  Dividends paid............................................      --        --    (16.7)
  Other, net................................................    (1.4)      2.1      4.0
                                                              ------   -------   ------
          Net cash (used in) provided by financing
            activities......................................   (37.4)    195.1     (3.2)
                                                              ------   -------   ------
  Effect of foreign currency translation on cash balances...    (5.6)     (1.0)    (1.5)
                                                              ------   -------   ------
Net increase (decrease) in cash and cash equivalents........    82.0     105.3    (92.0)
Cash and cash equivalents at beginning of year..............   127.0      21.7    113.7
                                                              ------   -------   ------
Cash and cash equivalents at end of year....................  $209.0   $ 127.0   $ 21.7
                                                              ======   =======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year.........................  $ 11.0   $   9.2   $ 10.8
  Interest paid during the year.............................  $ 45.9   $  49.5   $ 43.5

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                   ACCUMULATED OTHER
                                  PREFERRED   COMMON   RETAINED   TREASURY STOCK     COMPREHENSIVE
                                    STOCK     STOCK    EARNINGS     AND OTHER            LOSS          TOTAL
                                  ---------   ------   --------   --------------   -----------------   ------
                                                                 (IN MILLIONS)
Balance at June 30, 1996........       --     $723.8    $181.8        $(13.4)           $ (60.5)       $831.7
  Net loss......................       --         --     (21.4)           --                 --         (21.4)
  Cumulative translation........                                                          (26.8)        (26.8)
                                                                                                       ------
  Total comprehensive income....                                                                        (48.2)
                                                                                                       ------
  Stock issued pursuant to
     employee benefit plans.....       --        6.7        --          (1.3)                --           5.4
  Common stock cash dividends...       --         --     (16.7)           --                 --         (16.7)
  Other.........................       --         --        --           0.7                 --            .7
                                   ------     ------    ------        ------            -------        ------
Balance at June 30, 1997........       --      730.5     143.7         (14.0)             (87.3)        772.9
  Net loss......................       --         --     (32.7)           --                 --         (32.7)
  Cumulative translation........                                                           (7.7)         (7.7)
                                                                                                       ------
  Total comprehensive income....                                                                        (40.4)
                                                                                                       ------
  Stock issued pursuant to
     employee benefit plans.....       --        1.7        --            --                 --           1.7
  Convertible Preferred Stock
     Issued, net of issuance
     cost of $5.8...............    166.7         --        --            --                 --         166.7
  Preferred stock dividend (paid
     in Common).................       --        2.4      (2.4)           --                 --            --
  Other.........................       --       (0.9)     (0.3)          2.3                 --           1.1
                                   ------     ------    ------        ------            -------        ------
Balance at June 30, 1998........    166.7      733.7     108.3         (11.7)             (95.0)        902.0
  Net income....................       --         --      38.1            --                 --          38.1
  Cumulative translation........       --         --        --            --              (48.5)        (48.5)
                                                                                                       ------
  Total comprehensive income....                                                                        (10.4)
                                                                                                       ------
  Stock issued pursuant to
     employee benefit plans.....       --        0.1        --            --                 --           0.1
  Preferred stock dividend (paid
     in Common).................       --       11.5     (11.5)           --                 --            --
  Other.........................       --       (1.8)     (1.5)          1.3                 --          (2.0)
                                   ------     ------    ------        ------            -------        ------
Balance at June 30, 1999........   $166.7     $743.5    $133.4        $(10.4)           $(143.5)       $889.7
                                   ======     ======    ======        ======            =======        ======

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

Cash and cash equivalents
Cash equivalents include short-term highly liquid investments with a maturity of three months or less from date of purchase. The recorded amounts approximate fair value because of the short maturities of these investments.

Inventories
Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Revenue equipment and property, plant and equipment
Revenue equipment (principally equipment on lease) and property, plant and equipment (including assets acquired under capital leases) are recorded at cost and depreciated using the straight-line method over their estimated useful lives (4 years through 6 years for revenue equipment, 10 years through 40 years for buildings and improvements and 3 years through 10 years for property, plant and equipment).

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

The Company also leases equipment to customers under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 1999 aggregated $56.2 and are due as follows: 2000 -- $26.0; 2001 -- $16.7;
2002 -- $9.1; 2003 -- $3.5; 2004 -- $0.9 and thereafter -- $0.0.

Installation and service revenues are recognized as earned and maintenance revenues are recognized ratably over the service contract term.

Accounting for currency translation and transactions
Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in accumulated other comprehensive loss, a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

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

The cash differentials paid or received on interest rate swap agreements are accrued and recognized as adjustments to interest expense or interest income. Gains and losses realized upon the settlement of these agreements are deferred and either amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or recognized immediately if the underlying hedged instrument is settled and the swap agreement is terminated. Interest rate agreements, if any, are stated at cost.

The Company principally uses foreign exchange forward contracts to hedge certain identifiable, foreign currency intercompany firm commitments and certain short-term intercompany advances. Gains and losses on the contracts which hedge intercompany advances are recorded as adjustments to net income because such advances are expected to be repaid in the foreseeable future. Gains and losses on the contracts which hedge identifiable intercompany firm commitments are deferred and recorded in net income in the period in which the related transaction occurs. Losses are not deferred if it is estimated that deferral would lead to recognizing losses in later periods. Forward contracts which hedge identifiable intercompany firm commitments and intercompany advances are stated at market value.

Cash flows related to interest rate agreements and foreign exchange forward contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Cost in excess of net assets acquired and other intangibles
Costs in excess of net assets acquired (goodwill) are amortized using the straight-line method over 20 to 40 years. Patents and other intangibles, stated at cost, are amortized using the straight-line method over periods ranging from 5 to 15 years.

Earnings per share
Basic earnings per common share is calculated by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Earnings (loss) applicable to common stockholders is calculated by deducting dividends on preferred stock from net income (or adding dividends declared on preferred stock to a net loss). Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period using the treasury stock method. Common stock equivalents include stock options issued under employee benefit plans.

Impairment
The Company reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that such assets will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount of such assets would be adjusted to fair value.

Impact of recently issued accounting standards
In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings and additional paid-in-capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 as of July 1, 1998 with impact only to the Company's disclosure information.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries". This Statement requires annual financial statements to disclose financial and descriptive information about an enterprise's reportable operating segments based on reporting information in the same way as management organizes the segments for making business decisions and assessing performance. Disclosure of information about products and services, geographic areas and major customers based on this management approach is also required, along with interim reports. This new management approach resulted in additional reportable operating segments and changes to the composition of such reportable operating segments. The Company adopted SFAS No. 131 in fiscal 1999.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company adopted SFAS No. 132 in fiscal 1999 with impact only to the Company's disclosure information.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which would have been effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement amends SFAS No. 52 "Foreign Currency Translation", and supersedes SFAS No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 "Disclosures about Fair Value of Financial Instruments", and No. 119 "Disclosure about Derivative Financial Instruments". The Company plans to adopt SFAS No. 133 in fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

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

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and inventory write-downs related to restructuring activities of $19.6 million. The combined charge was $85.3 million with an after-tax impact of $54.2 million.

The Company recorded additional restructuring charges in the fourth quarter of fiscal 1997 and the first and third quarters of fiscal 1998 as a result of further cost-reduction actions, primarily workforce reductions in the Company's European operations, and the divestiture of non-core businesses which included the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company also reversed certain restructuring charges in the first quarter of fiscal 1998 which were originally established in the fourth quarter of fiscal 1997. These net restructuring charges totaled $44.5 million and the inventory write-downs related to restructuring activities totaled $4.2 million. The total combined charge of $48.7 million resulted in an after-tax impact of $32.3 million. As of June 30, 1999, total cash disbursed was $18.6 offset by $8.2 million of proceeds received from the sale of non-core businesses.

In fiscal 1996, as a result of the review described above, the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 1999, all planned terminations have been completed and more than 70% of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's 1997 and 1998 announced restructuring activities principally included workforce reductions in the Company's European operations and the divestiture of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 1999, approximately 90% of the positions had been eliminated, including the positions associated with the divested business units.

An expanded summary of the restructuring charges and inventory write-downs relating to the restructuring plans follows:

                                                          1998    1997    1996    TOTAL
                                                          -----   -----   -----   ------
Product rationalization, related equipment charges and
  other.................................................  $  --   $ 2.9   $45.3   $ 48.2
Closure of facilities and related costs.................    8.8     6.5    23.5     38.8
Employee termination and related costs..................   20.4      .5    16.5     37.4
Non-core business divestitures..........................   (7.3)   16.9      --      9.6
                                                          -----   -----   -----   ------
          Total.........................................   21.9    26.8    85.3    134.0
Less: Inventory write-downs recorded as a component of
  costs of sales........................................     --    (4.2)  (19.6)   (23.8)
                                                          -----   -----   -----   ------
          Total.........................................  $21.9   $22.6   $65.7   $110.2
                                                          =====   =====   =====   ======

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the details and the activity of the restructuring charge reserves for fiscal 1999:

                                                                    ACCRUAL                                         ACCRUAL
                                                  UTILIZATION      BALANCE AT     UTILIZATION                      BALANCE AT
                                     1996      -----------------    JUNE 30,    ----------------      RESERVE       JUNE 30,
                                   PROVISION    CASH    NON-CASH      1996      CASH    NON-CASH   REALLOCATIONS      1997
                                   ---------   ------   --------   ----------   -----   --------   -------------   ----------
1996 RESERVE
Product rationalization, related
  equipment charges and other....   $ 45.3     $   --    $(34.2)     $11.1      $  --    $(12.4)       $ 2.8         $ 1.5
Closure of facilities and related
  costs..........................     23.5       (1.0)     (1.6)      20.9       (1.4)     (6.5)        (7.3)          5.7
Employee termination and related
  costs..........................     16.5      (10.4)     (0.7)       5.4       (6.6)       --          4.5           3.3
                                    ------     ------    ------      -----      -----    ------        -----         -----
         Total...................   $ 85.3     $(11.4)   $(36.5)     $37.4      $(8.0)   $(18.9)       $  --         $10.5
                                    ------     ------    ------      -----      -----    ------        -----         -----
Inventory write downs recorded as
  a component of cost of sales...    (19.6)        --      10.6       (9.0)        --       9.0           --            --
                                    ------     ------    ------      -----      -----    ------        -----         -----
         Total...................   $ 65.7     $(11.4)   $(25.9)     $28.4      $(8.0)   $ (9.9)       $  --         $10.5
                                    ------     ------    ------      -----      -----    ------        -----         -----

                                               ACCRUAL                         ACCRUAL                         ACCRUAL
                                              BALANCE AT     UTILIZATION      BALANCE AT     UTILIZATION      BALANCE AT
                                               JUNE 30,    ----------------    JUNE 30,    ----------------    JUNE 30,
                                                 1997      CASH    NON-CASH      1998      CASH    NON-CASH      1999
                                              ----------   -----   --------   ----------   -----   --------   ----------
1996 RESERVE (CONTINUED)
Product rationalization, related equipment
  charges and other.........................    $ 1.5      $  --    $(1.1)       $0.4      $  --    $  --       $ 0.4
Closure of facilities and related costs.....      5.7       (0.7)     0.2         5.2       (0.4)      --         4.8
Employee termination and related costs......      3.3       (3.3)      --          --         --       --          --
                                                -----      -----    -----        ----      -----    -----       -----
         Total..............................    $10.5      $(4.0)   $(0.9)       $5.6      $(0.4)   $  --       $ 5.2
                                                -----      -----    -----        ----      -----    -----       -----

                                        ACCRUAL                                        ACCRUAL                         ACCRUAL
                                       BALANCE AT      1998          UTILIZATION      BALANCE AT     UTILIZATION      BALANCE AT
                             1997       JUNE 30,    ADDITIONS/    -----------------    JUNE 30,    ----------------    JUNE 30,
                           PROVISION      1997      (REVERSALS)    CASH    NON-CASH      1998      CASH    NON-CASH      1999
                           ---------   ----------   -----------   ------   --------   ----------   -----   --------   ----------
1997/1998 RESERVE
Product rationalization,
  related equipment
  charges and other......    $ 2.9       $ 2.9         $  --      $   --    $(1.6)      $ 1.3      $  --    $(1.1)      $ 0.2
Closure of facilities and
  related costs..........      6.5         6.5           8.8         0.2     (5.6)        9.9       (1.3)     0.1         8.7
Closure of facilities
  (1)....................       --        (2.9)                                          (2.9)                           (2.9)
Employee termination and
  related costs..........      0.5         0.5          20.4       (10.4)      --        10.5       (6.7)      --         3.8
Non-core business
  divestitures...........     16.9        16.9          (7.3)         --       --         9.6       (0.4)      --         9.2
                             -----       -----         -----      ------    -----       -----      -----    -----       -----
         Total...........    $26.8       $23.9         $21.9      $(10.2)   $(7.2)      $28.4      $(8.4)   $(1.0)      $19.0
                             -----       -----         -----      ------    -----       -----      -----    -----       -----
Inventory write downs
  recorded as a component
  of cost of sales
  (1):...................       --        (4.2)           --          --      3.6        (0.6)        --      0.6          --
                             -----       -----         -----      ------    -----       -----      -----    -----       -----
         Total...........    $26.8       $19.7         $21.9      $(10.2)   $(3.6)      $27.8      $(8.4)   $(0.4)      $19.0
                             =====       =====         =====      ======    =====       =====      =====    =====       =====

---------------

(1) Amounts classified directly to the impaired assets.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five years or greater) at June 30, 1999 and 1998 are summarized as follows:

                                                               1999     1998
                                                              ------   ------
Trade accounts receivable due in 1 year.....................  $306.1   $303.9
Allowance for doubtful accounts.............................   (30.6)   (33.2)
                                                              ------   ------
          Trade accounts receivable due in 1 year, net......  $275.5   $270.7
                                                              ======   ======
Deferred receivables........................................  $  9.6   $  4.9
Installment receivables.....................................    34.1     38.8
Allowance for doubtful accounts.............................    (5.2)    (5.6)
Unearned interest and maintenance...........................   (21.4)   (14.5)
                                                              ------   ------
          Total deferred and installment receivables, net...    17.1     23.6
Less: Amounts due in 1 year, net............................   (14.3)   (19.0)
                                                              ------   ------
          Total noncurrent deferred and installment
            receivables, net................................  $  2.8   $  4.6
                                                              ======   ======
Sales-type leases-minimum lease payments receivable.........  $144.3   $225.1
Allowance for uncollectible minimum lease payments..........   (11.5)   (20.3)
Unearned interest and maintenance...........................   (30.3)   (40.4)
                                                              ------   ------
          Total sales-type leases, net......................   102.5    164.4
Less: Amounts due in 1 year, net............................   (28.8)   (36.5)
                                                              ------   ------
          Total noncurrent sales-type leases, net...........  $ 73.7   $127.9
                                                              ======   ======
Total customer receivables..................................  $395.1   $458.7
Less: Amounts due in 1 year, net............................   318.6    326.2
                                                              ------   ------
          Total noncurrent customer receivables.............  $ 76.5   $132.5
                                                              ======   ======

Net receivables and sales-type lease receivables at June 30, 1999 are due as follows: 2000 -- $318.6; 2001 -- $25.7; 2002 -- $19.4; 2003 -- $16.5;
2004 -- $9.6 and $5.3 thereafter.

At June 30, 1999 and 1998, credit risk concentration for receivables (including those subject to recourse) due from supermarkets and specialty, department and discount store sectors of the U.S. retail market, aggregated $97.0 and $115.6, respectively. Assuming the obligors under these receivables were to fail to completely perform according to the terms of the receivables, at June 30, 1999, the Company estimates its aggregate exposure to loss in these customer groups to be $79.5. The estimate takes into consideration the related allowances for doubtful accounts and the estimated realizable value of the equipment collateralizing these receivables. The Company minimizes its exposure to credit risk through its credit review procedures and collection practices and its general policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed.

4. ACCOUNTS RECEIVABLE FINANCING

Effective January 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and accordingly, subsequent to the adoption of SFAS No. 125, only receivables sold or transferred under financing agreements which meet the criteria for off-balance sheet treatment as defined by SFAS No. 125 are

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized as sales. All other transfers of receivables are treated as financing transactions. The Company participates in the following receivable financing agreements with financial institutions.

The agreements entered into include a five year L100 million (approximately $160.0) asset backed commercial paper conduit program (the "Program") which allows for the sale of accounts receivables from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis to Mont Blanc Receivables Financing Limited ("MBRF"), an entity sponsored by the Union Bank of Switzerland ("UBS"). Under the Program, the Company periodically sells receivables to MBRF which in turn sells a percentage ownership in the receivables to a commercial paper conduit sponsored by UBS. The Company receives a subordinated receivable from MBRF equal to the difference between the value of the receivables sold and the cash received from MBRF.

Effective April 1999, the Company entered into a Receivables Purchase Agreement with a U.S. leasing institution. Under this agreement, the Company sells equipment leases to its wholly owned non-consolidated special purpose corporation which in turn sells the related receivables to the leasing institution. In addition, the Company entered into a leasing program agreement whereby future equipment leases will be originated by the leasing institution and the leasing institution will pay the Company a discounted value for the equipment leases.

The Company also has agreements in Spain, Italy and France with financial institutions which allow it to transfer, and record as a sale under SFAS No. 125, its long term equipment leases.

Prior to December 31, 1996, the Company's two U.S. factoring agreements met the requirements for sales treatment. The Company modified its principal U.S. factoring agreement to continue to qualify for sales treatment under SFAS No. 125 and subsequently cancelled the second agreement. Under the Company's U.S. factoring agreement, certain pre-approved U.S. accounts receivables are assigned to the financial institution without customer non-payment recourse. The financing institution advances, in anticipation of customer collections, to the Company at fluctuating interest rates of 60 basis points in excess of LIBOR.

During fiscal 1999, the Company sold approximately $334 under all of the above facilities. A portion of the sale of receivables is reflected in the financial statements, primarily in other noncurrent assets, and such amounts of approximately $44 are recorded at fair market value based on management's assessment of realization and the expected timing of cash flows. Cash proceeds from the sale of receivables under these facilities are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

The uncollected principal balance of receivables and sales-type leases sold prior to January 1, 1997, under then existing agreements, which are subject to varying amounts of recourse totaled $65.1 at June 30, 1999. Loss reserves have been provided for receivables and sales-type lease receivables sold, as deemed necessary, and are included in accrued liabilities.

5. INVENTORIES

Inventories are summarized as follows:

                                                               1999      1998
                                                              -------   -------
Finished goods..............................................  $ 135.7   $ 165.4
Parts.......................................................     45.2      56.3
Work-in-process.............................................     11.2      14.7
                                                              -------   -------
                                                                192.1     236.4
Less allowance for excess and obsolete inventory............    (28.4)    (32.8)
                                                              -------   -------
          Total inventories, net............................  $ 163.7   $ 203.6
                                                              =======   =======

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                               1999      1998
                                                              -------   -------
Machinery and equipment.....................................  $ 142.5   $ 133.8
Buildings and improvements..................................     50.9      52.0
Leasehold improvements and furniture and fixtures...........     30.2      33.3
Enterprise resource planning system assets..................     21.6      14.6
Land........................................................     11.5      11.9
                                                              -------   -------
                                                                256.7     245.6
Less accumulated depreciation and amortization..............   (119.2)   (108.4)
                                                              -------   -------
          Total property, plant and equipment, net..........  $ 137.5   $ 137.2
                                                              =======   =======

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 1999 aggregated $28.4 and are due as follows: 2000 -- $10.1; 2001 -- $6.1; 2002 -- $3.1;
2003 -- $1.9; 2004 -- $1.5 and $5.7 thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows:
1999 -- $7.9; 1998 -- $9.2 and 1997 -- $13.8.

7. EARNINGS PER SHARE

All earnings per share amounts for all periods have been presented in accordance with the requirements of SFAS No. 128. There was no material change to the Company's previously reported calculation of primary and fully diluted earnings per share under APB No. 15 as a result of the adoption of SFAS No. 128. The computation of basic and diluted earnings per share under SFAS No. 128 is set forth in the table below. To conform to the fiscal 1999 presentation, for fiscal 1998, the Company has deducted from loss applicable to common stockholders the value of Common Stock issued as dividends on the 6 1/2% Convertible Preferred Stock which had accrued from April 13, 1998, the date on which the 6 1/2% Convertible Preferred Stock was issued:

                                                          1999      1998        1997
                                                         ------    ------      ------
Numerator:
  Net income (loss)....................................  $ 38.1    $(32.7)     $(21.4)
  Less: Preferred stock dividends......................  $(11.5)   $ (2.5)     $  -0-
                                                         ------    ------      ------
  Income (loss) applicable to common stockholders......  $ 26.6    $(35.2)     $(21.4)
                                                         ======    ======      ======

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          1999      1998        1997
                                                         ------    ------      ------
Denominator:
  Basic EPS -- weighted average shares.................    75.0      74.2        74.0
  Dilutive effect: Stock options.......................     0.3       0.3         0.2
                                                         ------    ------      ------
  Diluted EPS -- weighted average shares...............    75.3      74.5        74.2
                                                         ======    ======      ======
  Basic income (loss) per share........................  $ 0.35    $(0.47)     $(0.29)
                                                         ======    ======      ======
  Diluted income (loss) per share......................  $ 0.35        --(a)       --(a)
                                                         ======    ======      ======

---------------

Options to purchase 7.3 million shares of Common Stock at varying prices were outstanding at June 30,1999 but the Common Stock issuable thereunder was not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Additionally, Common Stock issuable upon the conversion of the Depositary Shares, each representing a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock, was not included in the denominator in the computation of diluted EPS as the impact would be anti-dilutive.

(a) Excluded as result is anti-dilutive.

8. INCOME TAXES

Sensormatic applies SFAS No. 109 "Accounting for Income Taxes" which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns.

The income tax provisions (benefits) on income (loss) from continuing operations are as follows:

                                                              1999     1998     1997
                                                              -----   ------   ------
U.S. Federal income taxes:
  Current...................................................  $(1.3)  $  1.6   $  6.0
  Deferred..................................................   11.8    (20.5)   (21.9)
Foreign income taxes:
  Current...................................................   (0.8)    15.2     13.1
  Deferred..................................................    4.9     (6.0)    (4.7)
State and other.............................................    2.8     (4.4)    (1.4)
                                                              -----   ------   ------
          Total.............................................  $17.4   $(14.1)  $ (8.9)
                                                              =====   ======   ======

The 1999, 1998 and 1997 deferred provisions include a tax (cost) benefit of $(3.2), $15.9 and $14.2, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of income
(loss) from continuing operations before income taxes are as follows:

                                                            1999      1998      1997
                                                            -----    ------    ------
United States.............................................  $33.0    $(51.3)   $(35.5)
Foreign...................................................   22.5       4.5       5.2
                                                            -----    ------    ------
          Total...........................................  $55.5    $(46.8)   $(30.3)
                                                            =====    ======    ======

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Federal tax rate reconciles to the effective tax rate for continuing operations as follows:

                                                            1999      1998      1997
                                                            -----    ------    ------
U.S. Federal tax rate.....................................   35.0%    (35.0)%   (35.0)%
Benefits due to tax exempt earnings and investment income
  of the Puerto Rico operations...........................   (1.3)    (13.7)    (19.2)
Amortization of costs in excess of net assets acquired....    9.0       6.9      14.4
International tax rate differentials, net of foreign tax
  credits.................................................  (11.1)     12.8      (3.2)
Tax benefit of foreign sales corporation..................   (1.1)     (2.7)     (4.4)
State income tax effect, net of Federal benefit...........    3.1      (5.7)     (3.1)
Adjustment of prior years' accruals.......................   (6.2)      5.0        --
Valuation allowance.......................................   (6.5)      2.2      18.0
Other.....................................................   10.3       0.1       3.5
                                                            -----    ------    ------
                                                             31.2%    (30.1)%   (29.0)%
                                                            =====    ======    ======

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

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging up to 10% depending on the fiscal year earned. At June 30, 1999, approximately $176.4 of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 1999 and 1998, are as follows:

                                                                     1999                   1998
                                                             --------------------   --------------------
                                                             ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                             ------   -----------   ------   -----------
        Property, plant and equipment......................  $ 25.8      $ 0.0      $ 38.7      $ 1.4
        Reserves and allowances............................    26.0       (1.1)       23.7       (1.0)
        Sales-type leases..................................   (60.5)       5.0       (66.7)       6.9
        Undistributed earnings of German subsidiary........    (4.2)        --        (3.2)        --
        Deemed sales revenues from Puerto Rico
          operations.......................................    51.2         --        44.2         --
        Restructuring charges..............................     7.7         --         6.4        1.9
        NOL and tax credit carryforwards...................   152.7       (0.2)      166.1       (0.6)
        Valuation allowance................................   (16.1)       0.0       (19.7)        --
        Other..............................................    (1.2)      10.2        (3.9)       1.5
                                                             ------      -----      ------      -----
                  Total deferred income taxes..............  $181.4      $13.9      $185.6      $10.1
                                                             ======      =====      ======      =====

Because deferred tax assets and liabilities are netted by jurisdiction, the above disclosure reflects the asset and liability characterization based upon the netting as reflected in the Consolidated Balance Sheets.

SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. Management has determined that a $16.1 valuation allowance

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at June 30, 1999 is necessary. The decrease in the valuation allowance for the years ended June 30, 1999 and 1998 was $3.6 and $5.6, respectively. The decrease in the 1999 deferred tax asset related primarily to utilization of loss carryforwards in various jurisdictions.

A significant portion of the deferred tax assets recognized relate to net operating loss and credit carryforwards. Because the Company operates in multiple off shore jurisdictions, it considered the need for a valuation allowance on a country by country basis taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards in the future because: (1) in various countries, including the United States, the Company generated taxable income in fiscal 1999 and utilized approximately $55 million of net operating loss carryforwards; (2) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (3) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs; (4) management believes that the restructuring of the Company's businesses will reduce their cost structures and that the Company will be profitable and will generate taxable income in the near term; (5) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize a substantial portion of the recorded deferred tax assets; and (6) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized.

Net operating losses exist as follows:

- Losses expiring in fiscal
  2000 -- 2001:                France $5.6, Italy $0.3, Norway $0.4, Portugal $1.2
- Losses expiring in fiscal
  2002 -- 2006:                Italy $13.3, Norway $3.3, Portugal $2.6, Spain $6.0
- Losses expiring in fiscal
  2007 -- 2011:                Norway $5.3, United States $79.7
- Losses expiring after
  fiscal 2011:                 United States losses of $29.6 and $66.3 expiring in 2012
                               and 2018, respectively
- Losses with indefinite
  life:                        Belgium $28.5, France $17.7, Germany $20.9, Ireland
                               $22.1, Portugal $4.5, Sweden $11.4, United Kingdom $37.1,
                               Other $3.2
- Foreign tax credits expiring in fiscal 2000 through 2003 are $0.6.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEBT

Debt is summarized as follows:

                                                               1999     1998
                                                              ------   ------
8.04% Senior Notes due March, 2006..........................  $230.0   $230.0
7.21% Senior Notes due March, 2000..........................    70.0     70.0
7.34% Senior Notes due March, 2001..........................    50.0     50.0
8.21% Senior Notes due January, 2003........................   135.0    135.0
Other debt, at 4.52% to 9.97%, net of unamortized interest
  of $2.5 and $3.5 at 1999 and 1998, respectively...........    23.1     63.7
                                                              ------   ------
          Total debt........................................   508.1    548.7
                                                              ------   ------
Less: Amounts payable in 1 year.............................   (80.4)   (33.5)
                                                              ------   ------
          Total noncurrent debt.............................  $427.7   $515.2
                                                              ======   ======

The Company has a committed line of credit agreement expiring in December 1999 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company of up to $250.0 of which $226.0 was available for use as of June 30, 1999. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 0.375% and are subject to an annual facility fee of 0.225% of the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions of which $12.1 was utilized at June 30, 1999. Borrowings under these agreements bear interest at rates from 4.52% to 7.75%. The $250 million Revolving Credit Facility will expire in December 1999. The Company plans to replace this committed facility with a Revolving Credit Facility in fiscal 2000.

Under the terms of the Company's principal borrowing and financing agreements, the Company is required, among other things to maintain a minimum interest coverage ratio, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and the payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 1999 and 1998.

10. CONVERTIBLE PREFERRED STOCK

In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5, or $166.7 net of commissions, discounts and other estimated transaction issue expenses. Each Depositary Share represents a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share of preferred stock. Dividends on the Preferred Stock accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly on January 1, April 1, July 1 and October 1 of each year, and commenced on July 1, 1998. Dividends are payable in cash or, at the option of the Company, in shares of Common Stock of the Company or a combination thereof. The Company issued approximately 1,480,405 shares of Common Stock, which are not currently registered, in payment of the dividends payable, including certain liquidated damages, on July 1, 1998 through July 1, 1999. Certain of the Company's financial agreements currently prohibit the payment of cash dividends until after certain cumulative income levels are obtained, as reflected in the Company's audited financial statements, and it is unlikely that the Company would be able to pay cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay cash dividends. The Depositary Shares are convertible, subject to prior redemption, at any time after July 13, 1998, at the option of the holder thereof into shares of Common Stock at a conversion price of $19.52 per share of Common Stock, subject to certain adjustments. The Preferred Stock will be redeemable, at the option of the

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, in whole or in part, at any time on or after April 4, 2001, at prices commencing with 103.71% of liquidation preference, declining to 100% of liquidation preference on April 4, 2005. The Preferred Stock ranks junior in right of payment to all indebtedness and other liabilities of the Company.

11. STOCK OPTION PLANS

Under the Company's existing stock incentive plan (the "1999 Plan") stock options may be granted to officers, key employees, and directors who are also officers or employees or otherwise participate in the 1999 Plan. The 1999 Plan provides for granting of other awards, such as stock appreciation rights, stock awards and cash awards, although the Company intends to continue to grant principally stock options under this plan. The Company also has a Directors Stock Option Plan under which non-qualified stock options are granted to directors not covered by the 1999 Plan.

The exercise price of a stock option granted under the 1999 Plan and its predecessor plans is not less than the fair market value of the Common Stock on the date of grant. Stock options granted under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant. The Company has granted to certain corporate officers performance-based options under certain of such predecessor plans. These options become exercisable from four to ten years after grant depending upon the Company's attainment of certain performance objectives.

All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to Common Stock.

Information for all stock incentive plans of the Company under which awards have been granted and remain outstanding is summarized for fiscal 1999, 1998 and 1997 as follows (in millions, except for price per option amounts):

                                                             1999       1998       1997
                                                           --------   --------   --------
Options outstanding at beginning of year.................       8.1        7.3        6.6
Granted..................................................       1.6        1.9        1.0
Exercised................................................      (0.1)      (0.1)      (0.1)
Canceled.................................................      (0.4)      (1.0)      (0.2)
                                                           --------   --------   --------
Options outstanding at end of year.......................       9.2        8.1        7.3
                                                           ========   ========   ========
Average price of options exercised.......................  $   9.30   $  10.29   $  15.24
                                                           $5.37 to   $7.42 to   $7.42 to
Exercise prices of options outstanding at end of year....  $  36.38   $  36.38   $  36.38
Average exercise price of options outstanding at end of
  year...................................................  $  17.47   $  19.48   $  21.73
Exercisable options at end of year.......................       6.0        3.9        2.8
Options available for future grants at end of year.......       3.9        1.0        1.7

                                                             WEIGHTED        NUMBER         WEIGHTED
   RANGE OF                                   NUMBER         AVERAGE       EXERCISABLE      AVERAGE
EXERCISE PRICE                              OUTSTANDING   EXERCISE PRICE       AT        EXERCISE PRICE
--------------                              -----------   --------------   -----------   --------------
$ 5.01 - $10.00...........................         1.8         7.15                .2         7.80
$10.01 - $15.00...........................         1.3        13.38                .5        13.34
$15.01 - $20.00...........................         3.5        17.37               3.1        17.46
$20.01 - $25.00...........................         1.2        21.68                .7        22.39
$25.01 - $30.00...........................          .5        27.88                .5        27.84
$30.01 - $36.38...........................          .9        32.39                .9        32.39
                                             ---------                      ---------
                                                   9.2                            5.9
                                             =========                      =========

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1999 and 1998, 13.2 and 9.2 million shares of Common Stock, respectively, were reserved for issuance of which 13.1 million and 9.1 million, respectively, were reserved for the exercise of stock options or additional awards under the above Plans. Additionally, at June 30, 1999 and 1998, 8.8 million shares of Common Stock were reserved for the conversion of the 6 1/2% Convertible Preferred Stock.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below.

                                                                   1999     1998     1997
                                                                  ------   ------   ------
    Net income (loss):
      As reported...............................................  $ 38.1   $(32.7)  $(21.4)
      Pro forma.................................................  $ 32.9   $(39.3)  $(26.0)
    Basic income (loss) per common share:
      As reported...............................................  $ 0.35   $(0.47)  $(0.29)
      Pro forma.................................................  $ 0.29   $(0.56)  $(0.35)

These pro forma amounts may not be indicative of future pro forma income and earnings per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1999, 1998 and 1997:

                                                               1999   1998   1997
                                                               ----   ----   ----
Dividend yields.............................................     --     --   1.17%
Expected volatility.........................................   .513   .361   .398
Risk-free interest rates....................................   4.76%  5.83%  6.26%
Expected life (in years)(1).................................      8      5      5

---------------

(1) With the exception of employee stock purchase plan grants with an expected life of 1 year.

Based upon the above assumptions, the weighted-average fair value of options granted during 1999, 1998 and 1997 was $4.36, $5.64 and $7.75, respectively.

12. BENEFIT PLANS

Defined Contribution Plans
The Company has retirement plans for U.S. employees, Puerto Rico employees and for certain European employees which allow or require employee contributions. Annual contributions by the Company to these retirement plans are discretionary. The Company charged to operations $3.0, $7.1 and $5.7 in fiscal 1999, 1998, 1997, respectively, related to the plans described under this section.

Defined Benefit Plans
The Company initiated the following defined benefit plans during fiscal 1999:
(a) Supplemental Executive Retirement Plan for Vice President Level Employees and (b) Supplemental Executive Retirement Plan for Director Level Employees. Accordingly, the Company has accounted for these plans in accordance with the provisions of SFAS No. 87 "Employers' Accounting for Pensions" as it relates to defined benefit plans. Prior to fiscal 1999, these plans were defined contribution plans.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the benefit obligations, change in plan assets, funded status, amounts recognized in the statement of financial position and rate assumptions associated with the Company's pension plans.

                                                              06/30/1999
                                                              ----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................    $ 23.2
     Service cost...........................................       1.1
     Interest cost..........................................       1.7
     Plan amendments........................................       0.0
     Actuarial gains........................................       0.0
     Benefits paid..........................................      (1.4)
                                                                ------
  Benefit obligation at end of year.........................    $ 24.6
                                                                ======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............    $  0.0
     Actual return on plan assets...........................       0.0
     Employer contributions.................................       1.4
     Benefits paid..........................................      (1.4)
                                                                ------
  Fair value of plan assets at end of year..................    $  0.0
                                                                ======
RECONCILIATION OF THE FUNDED STATUS
  Funded status.............................................    $(24.6)
  Unrecognized transition obligation........................       0.7
  Unrecognized prior service cost...........................       3.6
  Unrecognized actuarial gains..............................       0.0
                                                                ------
     Net amount recognized at year-end......................    $(20.3)
                                                                ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
  Prepaid benefit cost......................................    $  0.0
  Accrued benefit liability.................................     (24.6)
  Intangible asset..........................................       4.3
  Accumulated other comprehensive income....................       0.0
                                                                ------
     Net amount recognized at year-end......................    $(20.3)
                                                                ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
Discount rate:..............................................     7.50%
Rate of compensation increase...............................     5.00%
Expected return on plan assets..............................       N/A
     Net periodic benefit cost includes the following
      amounts:
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..............................................    $  1.1
  Interest cost.............................................       1.7
  Expected return on plan assets............................       0.0
  Amortization of transitional obligation...................       0.1
  Amortization of prior service cost........................       0.5
  Recognized actuarial gains................................       0.0
                                                                ------
     Net periodic benefit cost..............................    $  3.4
                                                                ======

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES

An action was brought by AlliedSignal Inc. ("Allied") in the United States District Court for New Jersey against Vacuumschmelze GmbH, a wholly owned subsidiary of Siemens AG, and its subsidiary, Vacuumschmelze Corporation ("Vacuumschmelze"), the supplier of the principal electromagnetic alloy used in the Company's Ultra-Max labels. The Allied complaint alleges that this alloy infringes a patent owned by Allied and seeks to enjoin Vacuumschmelze from making, using or selling infringing alloys. The complaint also seeks damages, interest and costs. The Company has brought a separate action against Allied asserting, among other things, the Company's rights to and interest in the patent at issue in the Vacuumschmelze litigation and certain related patents. The Company's action is based on its claim to be a co-inventor of the inventions claimed in such patents. Allied filed an answer and asserted counterclaims against the Company for, among other things, a declaratory judgment concerning the various patent rights at issue and damages and injunctive relief for alleged patent infringement, which counterclaims were denied by the Company. The Company has entered into an agreement with Vacuumschmelze to bear a substantial part of Vacuumschmelze's costs and damages, if any, arising from this suit.

The Company also brought an action against Allied in Germany to establish its co-ownership of the corresponding European patent applications. Allied has brought a motion for leave of Court to amend its answers and counterclaims in the U.S. action to add claims for damages and injunctive relief for the alleged breach by the Company of a non-disclosure agreement with Allied and for the alleged misappropriation of certain confidential and proprietary information of Allied, arising out of the Company's alleged disclosure to Vacuumschmelze of certain information.

The Company is opposing Allied's motion for leave to amend and is vigorously prosecuting its own claims against Allied and defending against Allied's counterclaims. The Company has not yet determined what impact, if any, the resolution of the foregoing matters will have on the Company's financial position, results of operations or cash flows.

As noted above, Vacuumschmelze is presently the sole supplier of the principal electromagnetic alloy used in the Company's Ultra-Max labels. While there are potential alternatives to the supply of such material by Vacuumschmelze, the loss or disruption of this source of supply could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company has been pursuing development of alternative materials for use in the Company's Ultra-Max labels and additional sources of supply.

Contingent payments
In connection with certain acquisitions, the Company pays contingent consideration (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and included in patents and other assets and amortized over the remaining amortization period. Contingent consideration payments in fiscal 1999, 1998, and 1997 were $20.7, $19.7, and $16.4, respectively.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SEGMENT INFORMATION

The Company operates globally and offers products and services which are sold to retail customers and to commercial industrial ("C/I") customers. The Company's products and systems are focused in three general categories: electronic article surveillance ("EAS") systems, closed circuit television ("CCTV") and video systems, and access control and asset management systems. The Company also provides installation and maintenance services. Consolidated revenues by principal products and systems follow:

                                                                        INSTALLATION,
                                                  ACCESS CONTROL AND   MAINTENANCE AND
                                 EAS      CCTV     ASSET MANAGEMENT         OTHER         TOTAL
                                ------   ------   ------------------   ---------------   --------
Revenues
  1999........................  $548.2   $292.4         $45.0              $131.9        $1,017.5
  1998........................  $539.8   $307.1         $32.6              $107.4        $  986.9
  1997........................  $533.0   $314.6         $60.7              $117.4        $1,025.7

The Company operates in four reportable segments consistent with the way the Company organizes its operations which is based on geographic area considering customer focus. The four reportable segments and the principal products and services of each segment are listed below:

(1) North America Retail -- EAS, CCTV, access control and asset management, and service.
(2) Europe (Retail and C/I) -- EAS, CCTV, access control and asset management, and service.
(3) International (retail and C/I) -- EAS, CCTV, access control and asset management, and service.
(4) Other (North America based C/I) -- CCTV, access control and asset management, and service.
(5) Corporate and unallocated

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. There are no intersegment sales. Segment operating results are measured based on operating income. Corporate and unallocated expenses primarily include amounts for certain divested businesses and provisions for restructuring charges. Identifiable assets are comprised of those accounts of the Company that are identified with the operations of each segment. Corporate and unallocated assets are primarily comprised of cash. Capital expenditures included under Corporate and unallocated consist primarily of manufacturing machinery and equipment and enterprise resource planning system assets. These amounts are not allocated to the segments.

In 1999, 1998 and 1997, no single customer represented 10% or more of the Company's sales.

                         GEOGRAPHIC SEGMENT INFORMATION

                              NORTH AMERICA                            NORTH AMERICA   CORPORATE AND
                                 RETAIL       EUROPE   INTERNATIONAL     BASED C/I      UNALLOCATED     TOTAL
                              -------------   ------   -------------   -------------   -------------   --------
Revenues
  Retail
     1999...................     $440.6       $277.2      $113.6          $  0.0          $ (0.3)      $  831.1
     1998...................      364.5        289.9       122.2             0.0             0.0          776.6
     1997...................      329.2        311.2       108.9             0.0             3.7          753.0
  C/I
     1999...................     $  0.0       $ 66.8      $ 31.0          $ 88.6          $  0.0       $  186.4
     1998...................        0.0         66.9        45.8            94.6             3.0          210.3
     1997...................        0.0         73.9        39.4           159.4             0.0          272.7

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              NORTH AMERICA                            NORTH AMERICA   CORPORATE AND
                                 RETAIL       EUROPE   INTERNATIONAL     BASED C/I      UNALLOCATED     TOTAL
                              -------------   ------   -------------   -------------   -------------   --------
Total Revenues
  1999......................     $440.6       $344.0      $144.6          $ 88.6          $ (0.3)      $1,017.5
  1998......................      364.5        356.8       168.0            94.6             3.0          986.9
  1997......................      329.2        385.1       148.3           159.4             3.7        1,025.7
Depreciation/Amortization
  1999......................     $ 14.4       $ 21.3      $  5.3          $  3.0          $  0.0       $   44.0
  1998......................       13.7         22.9         5.7             3.4             0.0           45.7
  1997......................       13.5         22.6         5.7             3.6             0.0           45.4
Operating income
  1999......................     $ 59.8       $(13.7)     $ 22.0          $ 13.4          $  0.0       $   81.5
  1998......................       51.0         (7.4)       28.4            (9.3)          (22.6)          40.1
  1997......................       24.6        (18.8)       21.9            (4.9)          (20.7)           2.1
Total assets
  1999......................     $431.3       $832.2      $140.8          $102.5          $268.8       $1,775.6
  1998......................      399.0        929.9       151.5           104.6           214.5        1,799.5
  1997......................      367.8        935.0       131.7           122.3            89.8        1,646.6
Capital expenditures
  1999......................     $  0.5       $  4.0      $  0.9          $  0.9          $ 22.8       $   29.1
  1998......................        2.0          2.9         1.5             1.1            21.8           29.3
  1997......................        0.6          3.0         0.8             1.1            32.9           38.4

15. ACQUISITIONS AND DIVESTITURES

In connection with acquisitions during fiscal 1997, the market value of the assets acquired was as follows:

                                                              1997
                                                              -----
Cash paid (net of cash acquired)............................  $15.5
Liabilities assumed and/or incurred.........................    1.2
Common stock issued.........................................     --
                                                              -----
Market value of assets acquired.............................  $16.7
                                                              =====

No acquisitions occurred in fiscal 1999 or 1998.

In September 1997, the Company sold its U.S. commercial/industrial direct sales and service business to STG for total proceeds of $10.5. The Company also agreed in such transaction to sell its monitoring business, which was consummated in October 1997. The Company retained ownership of all of the accounts receivable related to these operations which totaled approximately $30.7.

As one of the terms of the sale, the Company is required to reimburse STG for costs to complete certain jobs in process if those costs exceed defined amounts. While there is no stated "cap" or limit on the amount the Company is obligated to pay the buyer under this provision, the Company believes that the ultimate settlement will not exceed the amounts currently accrued of $6.6 which includes the amount of the gain deferred.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues of these operations prior to the divestiture date and included in the Company's Consolidated Condensed Statement of Operations for June 30, 1998 and 1997 were $11.4 and approximately $80.0, respectively.

16. FINANCIAL INSTRUMENTS

At June 30, 1999 and 1998, the recorded value of all financial instruments reported as assets such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Fair value of balance sheet financial instruments
The recorded value of balance sheet financial instruments reported as liabilities, where there is a difference between recorded value and estimated market value, were as follows:

                                                               1999     1998
                                                              ------   ------
Senior Note debt
  Recorded value............................................  $485.0   $485.0
  Fair value................................................   492.8    471.3

Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

Interest rate agreements
The Company is subject to interest rate risk under various financing facilities, primarily its receivable financing programs. Under these programs, the Company sells fixed interest rate receivables to a financing institution which funds the receivables with a floating rate. Any resulting differential in interest caused by the varying rates (variance amount) is either paid or received by the Company.

The Company has entered into a fixed to floating interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to return to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of June 30, 1999, the notional amount of this interest rate swap agreement was L79.9 million. The interest rate swap agreement will expire when the underlying receivables are paid down. At June 30, 1999, the floating rate to be paid by the Company was 5.34%, equivalent to the variable cost of funds of the purchaser of the assets, and the fixed rate to be received was approximately 8.62%. Under SFAS No. 125, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings. The fair market value of this interest rate swap agreement was not determinable due to the open ended expiration date and consequently has not been recognized in the Consolidated Balance Sheet at June 30, 1999.

In order to manage the risk associated with the variance amount on the sale of certain receivables, including the UK financing program as described above, the Company enters into interest rate swap agreements, which have the effect of converting the floating discount rate to a fixed discount rate, thereby limiting the variance amount paid or received by the Company.

In the third quarter of fiscal 1998, the Company entered into four interest rate swap agreements with notional amounts totaling $120.0. As a result of these interest rate swap agreements combined with existing swap agreements and the terms of various finance agreements, approximately 75.0% of the Company's interest

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate exposure is fixed and 25.0% is variable. The table below describes the terms on the material interest rate agreements outstanding at June 30, 1999:

FLOATING TO FIXED SWAP AGREEMENTS

                      NOTIONAL                         EXPIRATION   FIXED RATE    FLOATING RATE
                       AMOUNT                             DATE      TO BE PAID    TO BE RECEIVED
                      --------                         ----------   -----------   --------------
$30.0................................................  March 2001      5.97       3 Month LIBOR
$30.0................................................  March 2000      5.92       3 Month LIBOR
$30.0................................................  March 2003      6.05       3 Month LIBOR
$30.0................................................  March 2002      6.01       3 Month LIBOR

The weighted average interest rate paid was 5.99% and the weighted average interest rate received was 5.09% under all such Floating to Fixed Swap Agreements outstanding at June 30, 1999.

The notional amount of the Company's interest rate agreements at June 30, 1999 and 1998 was $123.7 and $131.1, respectively. Notional amounts do not quantify risks or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the agreements.

The fair value of the interest rate agreements represents the discounted cash flow differential between offsetting interest rate agreements at market interest rates and existing interest rate agreements at their coupon rates. At June 30, 1999 and 1998 the fair value of these agreements, as determined by the financial institution counterparties, was immaterial.

Foreign currency contracts
The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge the Company's intercompany firm commitments. At June 30, 1999 and 1998, the Company had contract principal amounts of approximately $65.8 and $260.6, respectively in contracts to sell foreign currency in the future. The fair value of these investments at June 30, 1999 and 1998 was not material.

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1999, the Company owned forward contracts which allowed it to sell currencies for the indicated U.S. dollar amounts, in fiscal year 2000, as follows:

CURRENCIES                                                    2000
----------                                                    -----
Euro........................................................  $48.8
British Pounds..............................................   13.9
Other.......................................................    3.1
                                                              -----
          Total.............................................  $65.8
                                                              =====

Credit risk
The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. In the event of nonperformance by the counterparties to the Company's interest rate agreements, the effective interest rate on the underlying transaction would revert to the respective contractual rate. The counterparties to the Company's interest rate agreements and foreign currency contracts are limited to major financial institutions with investment grade ratings; thus the Company believes the risk of incurring losses due to credit risk is remote. Refer to Note X for disclosure regarding accounts receivables subject to concentrations of credit risks.

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

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

This information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth Part I under the caption "Executive Officers of the Registrant"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about October 6, 1999, except that the "Report of the Governance and Stock Incentive Plan Committees" and the "Performance Graph" and the text describing it contained in the proxy statement are not incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) The following documents are filed as a part of this report:

          Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

(3) Listing of exhibits:

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3(a)      --  Composite Restated Certificate of Incorporation of the
               Company filed pursuant to Rule 232.102(c) of Regulation S-T
               (incorporated by reference to Exhibit 4(d) to Registration
               Statement No. 33-61626).
 3(b)      --  By-Laws of the Company (incorporated by reference to Exhibit
               3(b) to Form 10-K for the fiscal year end June 30, 1996).
 4(a)      --  Article FOURTH of the Restated Certificate of Incorporation
               of the Company (incorporated by reference to Exhibit 4(d) to
               Registration Statement No. 33-61626).
 4(b)      --  Note Agreement, dated as of March 29, 1996, among the
               Company, and the other Purchasers named therein, including the form of 6.99% Senior Notes due March 2001, 7.74% Senior
               Notes due March 2001, and 7.11% Senior Notes due March 2001,
               issued thereunder (incorporated by reference to Exhibit 4(a)
               to Form 10-Q for the fiscal quarter ended March 31, 1996).
 4(c)      --  Note Agreement, dated as of January 15, 1993, among the
               Company, The Northwestern Mutual Life Insurance Company and
               the other Purchasers named therein, including the form of
               8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May
               31, 1993 (incorporated by reference to Exhibit 4.4 to
               Registration Statement No. 33-62750).
 4(d)      --  Certificate of Designations of the Powers Preferences and
               Relative, Participating Optional and Other Special Rights of
               Preferred Stock and Qualifications, Limitations and
               Restrictions thereof of 6 1/2% Convertible Preferred Stock of the Company, filed with the Secretary of State of the
               State of Delaware on April 9, 1998 (incorporated by
               reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended March 31, 1998).
 4(e)      --  The Registrant agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the
               Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(a)      --  Grant of Industrial Tax Exemption to Sensormatic Electronics
               Corporation (Puerto Rico) from the Commonwealth of Puerto
               Rico (incorporated by reference to Exhibit 10(n) to Form
               10-K for the fiscal year ended May 31, 1986) and Order of
               Conversion of Grant of Industrial Tax Exemption
               (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1988).
10(b)      --  Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No. 2-74526) and
               representative form of non-qualified stock option
               (incorporated by reference to Exhibit 3(c) to Registration
               Statement No. 2-74526) and representative form of
               non-qualified stock option (incorporated by reference to
               Exhibit 3(c) to Registration Statement No. 2-74526).
10(c)      --  Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal
               year ended June 30, 1994).
10(d)      --  1995 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(d)
               to Form 10-K for the fiscal year ended June 30, 1995).
10(e)      --  Directors Stock Option Plan, amended and restated as of
               September 18, 1998, and representative form of a
               non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992 and to Exhibit 10(e) to Form 10-K/A for the fiscal year ended June 30, 1998.)
10(f)      --  Stock Purchase Loan Plan (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1986).
10(g)      --  Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1989).
10(h)      --  Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(h) to Form 10-K for the fiscal year ended May 31,
               1989).
10(i)      --  Senior Executive Defined Contribution Retirement Plan and
               representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).
10(j)      --  1999 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan.
10(k)      --  Employment Agreement, dated as of October 14, 1995, between the Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(v) to Form 10-K/A for the fiscal year ended
               June 30, 1995).
10(l)      --  Agreement, dated as of September 1, 1998, between the
               Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended June
               30, 1998).
10(m)      --  Employment Agreement, dated as of December 21, 1995, between the Company and Garrett E. Pierce, Senior Vice President,
               Chief Administrative Officer and Chief Financial Officer of
               the Company (incorporated by reference to Exhibit 10(m) to
               Form 10-K for the fiscal year ended June 30, 1996).
10(n)      --  Agreement, dated as of September 1, 1998, between the
               Company and Garrett E. Pierce, Senior Vice President, Chief
               Administrative Officer and Chief Financial Officer of the
               Company (incorporated by reference to Exhibit 10(m) to Form
               10-K for the fiscal year ended June 30, 1998).

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(o)      --  Agreement, dated as of September 1, 1998, between the
               Company and Ronald G. Assaf, Chairman of the Board of the
               Company, amending and superseding Agreement, dated as of
               December 23, 1988, between the Company and Mr. Assaf
               (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 filed herewith.
10(p)      --  Agreement, dated as of August 9, 1996, between the Company and Ronald G. Assaf, Chairman of the Board, and former
               President and Chief Executive Officer of the Company
               (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1996) and amendment thereto dated as of September 1, 1998 (incorporated by reference to
               Exhibit 10(o) to Form 10-K for the fiscal year ended June
               30, 1998).
10(q)      --  Agreement, dated as of September 1, 1998, between the
               Company and James E. Lineberger, Chairman of the Executive
               Committee and a director of the Company, amending and
               superseding Agreement, dated as of December 23, 1988,
               between the Company and Mr. Lineberger (incorporated by
               reference to Exhibit 10(p) to Form 10-K for the fiscal year ended June 30, 1998).
10(r)      --  Form of Agreement, dated as of September 1, 1998, between the Company and each of Thomas V. Buffett, Timothy P.
               Hartman and John T. Ray, Jr., directors of the Company,
               amending and superseding Agreements, dated as of February
               12, 1996, between the Company and such individuals
               (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 filed herewith.
10(s)      --  Form of Agreement, dated as of September 1, 1998, between the Company and each of Fred A. Breidenbach and J. Richard
               Munro, directors of the Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended June
               30, 1998) and amendment thereto dated as of August 5, 1999 filed herewith.
10(t)      --  Agreement, dated as of August 31, 1997, between the Company and Jerry T. Kendall, Senior Vice President of the Company
               and President of North America Retail Operations
               (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1998).
10(u)      --  Agreement, dated as of September 1, 1998, between the
               Company and Jerry T. Kendall, Senior Vice President of the
               Company and President of North America Retail Operations
               (incorporated by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended June 30, 1998).
10(v)      --  Agreement, dated as of June 25, 1997, between the Company and Ronald F. Premuroso, Senior Vice President of the
               Company and President of Europe Retail Operations
               (incorporated by reference to Exhibit 10(u) to Form 10-K for the fiscal year ended June 30, 1998).
10(w)      --  Agreement, dated as of September 1, 1998, between the
               Company and Ronald F. Premuroso Senior Vice President of the
               Company and President of Europe Retail Operations
               (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1998).
10(x)      --  Employment Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive
               Officer of the Company.
10(y)      --  Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive Officer at
               the Company.
10(z)      --  Employment Agreement, dated as of October 29, 1997, between the Company and Kenneth W. Chmiel, Senior Vice
               President-Supply Chain Operations.

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(aa)     --  Agreement, dated as of September 1, 1998, between the
               Company and Kenneth W. Chmiel, Senior Vice President-Supply
               Chain Operations.
10(bb)     --  Employment Agreement, dated as of September 14, 1998,
               between the Company and John P. Smith, Senior Vice President and President of Europe Operations.
10(cc)     --  Agreement, dated as of September 14, 1998, between the
               Company and John P. Smith, Senior Vice President and
               President of Europe Operations.
10(dd)     --  Directors and Officers Liability Insurance Policies
               (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1996).
10(ee)     --  Amended and Restated Credit Agreement, dated as of December
               12, 1995, between the Company, Wachovia Bank of Georgia,
               N.A., ABN Amro Bank N.V., the other Borrowers listed therein and the domestic banks and foreign company banks listed
               therein (incorporated by reference to Exhibit 10(w) to Form
               10-K for the fiscal year ended June 30, 1996).
10(ff)     --  Amended and Restated Multicurrency Revolving Credit
               Agreement, dated as of March 18, 1997, between the Company and The First National Bank of Boston as Agent and other
               lenders referred to therein (incorporated by reference to
               Exhibit 10(w) to Form 10-K for the fiscal year ended June
               30, 1997).
10(gg)     --  Second Amendment, dated as of February 20, 1998, to the
               Amended and Restated Multicurrency Revolving Credit
               Agreement, dated as of March 18, 1997, between the Company and BankBoston, N.A. and other lending institutions
               (incorporated by reference to Exhibit 21 to Form 10-K/A for the fiscal year ended June 30, 1998).
12         --  Computation of Ratio of Earnings to Fixed Charges.
21         --  List of Subsidiaries of the Company (incorporated by
               reference to Exhibit 21 to Form 10-K/A for the fiscal year ended June 30, 1998).
23(a)      --  Consent of PricewaterhouseCoopers LLP, Independent Certified
               Public Accountants.
23(b)      --  Consent of Ernst & Young LLP, Independent Certified Public
               Accountants (reference to Exhibit 23(a) to Form S-8 Nos.
               2-19339, 33-26786, 33-38753, 33-54626 and 33-58299).
23(c)      --  Consent of Ernst & Young LLP, Independent Certified Public
               Accountants (reference to Exhibit 23(b) to Form S-4/A No.
               33-51957).
27         --  Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K:

          On August 9, 1999, the Company filed a current report on Form 8-K with respect to the resignation and retirement of Mr. Robert A. Vanourek as President and Chief Executive Officer, and the appointment of Mr. Per-Olof Loof to those positions effective August 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ PER-OLOF LOOF                    President and Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer) and Director
                    Per-Olof Loof

                /s/ GARRETT E. PIERCE                  Senior Vice President, Chief Administrative
-----------------------------------------------------    Officer and Chief Financial Officer
                  Garrett E. Pierce                      (Principal Financial Officer)

               /s/ GREGORY C. THOMPSON                 Vice President and Controller (Principal
-----------------------------------------------------    Accounting Officer)
                 Gregory C. Thompson

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

                                                       Director
-----------------------------------------------------
                 Fred A. Breidenbach

               /s/ JAMES E. LINEBERGER                 Director
-----------------------------------------------------
                 James E. Lineberger

                                                       Director
-----------------------------------------------------
                  J. Richard Munro

                /s/ JOHN T. RAY, JR.                   Director
-----------------------------------------------------
                  John T. Ray, Jr.

                                                                     SCHEDULE II

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDING JUNE 30, 1999, 1998, AND 1997
                                 (In millions)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               1999     1998     1997
                                                              ------   ------   -------
Balance, beginning of period................................  $ 59.1   $ 63.8   $ 62.8
Additions charged to income(1)..............................    22.4     23.4     27.2
Amounts written off.........................................   (32.8)   (22.4)   (28.7)
Other (including currency translation)......................    (1.4)    (5.7)     2.5
                                                              ------   ------   ------
Balance, end of period......................................  $ 47.3   $ 59.1   $ 63.8
                                                              ======   ======   ======

                         ALLOWANCE FOR INVENTORY LOSSES

                                                               1999     1998     1997
                                                              ------   ------   ------
Balance, beginning of period................................  $ 32.8   $ 29.1   $ 38.0
Additions charged to income(1)..............................    11.5     11.7     11.6
Inventory write-downs related to restructuring
  activities(2).............................................      --       --      4.2
Amounts written off.........................................   (15.5)    (7.6)   (19.2)
Other (including currency translation)......................    (0.4)    (0.4)    (5.5)
                                                              ------   ------   ------
Balance, end of period......................................  $ 28.4   $ 32.8   $ 29.1
                                                              ======   ======   ======

---------------

(1) Includes incremental charges discussed in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition of the Form 10-K for fiscal 1999.
(2) Refer to Note 2 of the Notes to the Consolidated Financial Statements for discussion of restructuring charges.