Form 10-Q
period 1999-09-30
SENSORMATIC ELECTRONICS CORP
filed 1999-11-12
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT                      [ ] TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly
Period Ended  September 30, 1999                   Commission File No. 1-10739
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
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)



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

                                Yes [X]   No [ ]

The Registrant had outstanding 76,081,997 shares of Common Stock (par value $.01 per share) as of November 1, 1999.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                       PAGE
                                                                                       ----

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets .........................      2
                   Consolidated Condensed Statements of Operations ...............      3
                   Consolidated Condensed Statements of Cash Flows ...............      4
                   Notes to Consolidated Condensed Financial Statements ..........      5

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations .......................................     10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings .............................................     16

          Item 2.  Changes in Securities and Use of Proceeds .....................     16

          Item 6.  Exhibits and Reports on Form 8-K ..............................     16

Signatures .......................................................................     17



                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In millions, except par value amounts)

                                                                                       (Unaudited)
                                                                               -------------------------
                                                                               September 30,   June 30,
                                                                                   1999          1999
                                                                               ------------   ----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                       $    205.1    $    209.0
Customer receivables, net                                                            324.8         318.6
Inventories, net                                                                     155.0         163.7
Other current assets                                                                  43.8          46.0
Current portion of deferred income taxes                                              31.7          31.2
                                                                                ----------    ----------
       Total current assets                                                          760.4         768.5

Customer receivables - noncurrent                                                     71.6          76.5
Revenue equipment, net                                                                75.2          71.2
Property, plant and equipment, net                                                   143.3         137.5
Costs in excess of net assets acquired, net                                          445.6         439.7
Deferred income taxes                                                                150.1         150.2
Patents and other assets, net                                                        131.3         132.0
                                                                                ----------    ----------
       Total assets                                                             $  1,777.5    $  1,775.6
                                                                                ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and short-term debt                           $     79.2    $     80.4
Accounts payable                                                                      73.0          76.0
Other current liabilities and deferred income taxes                                  236.7         246.1
                                                                                ----------    ----------
       Total current liabilities                                                     388.9         402.5

Long-term debt                                                                       426.0         427.7
Other noncurrent liabilities and deferred income taxes                                53.6          55.7
                                                                                ----------    ----------
       Total liabilities                                                             868.5         885.9


Stockholders' equity:
Preferred stock, $.01 par value, 10.0 shares authorized
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                        166.7         166.7
Common stock, $.01 par value, 125.0 shares authorized, 75.8 and 75.6
   shares outstanding at September 30, 1999 and June 30, 1999, respectively          745.7         743.5
Retained earnings                                                                    137.9         133.4
Treasury stock at cost and other, 1.7 shares at September 30, 1999
   and June 30, 1999                                                                  (9.8)        (10.4)
Accumulated other comprehensive loss                                                (131.5)       (143.5)
                                                                                ----------    ----------
       Total stockholders' equity                                                    909.0         889.7
                                                                                ----------    ----------
       Total liabilities and stockholders' equity                               $  1,777.5    $  1,775.6
                                                                                ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)



                                                               (Unaudited)
                                                         -----------------------
                                                            Three Months Ended
                                                               September 30,
                                                         -----------------------
                                                            1999          1998
                                                         ----------    ---------
Revenues:
   Sales                                                  $   205.9    $   187.9
   Rentals                                                     10.0         11.0
   Installation, maintenance and other                         38.7         28.3
                                                          ---------    ---------
        Total revenues                                        254.6        227.2
                                                          ---------    ---------

Cost of sales                                                 143.6        131.7
                                                          ---------    ---------

Gross margin                                                  111.0         95.5

Operating expenses:
   Selling, general and administrative                         73.8         72.1
   Provision for doubtful accounts                              6.0          4.7
   Research, development and engineering                        6.3          7.2
   Amortization of intangible assets                            5.8          5.3
                                                          ---------    ---------
        Total operating costs and expenses                     91.9         89.3
                                                          ---------    ---------
Operating income                                               19.1          6.2
                                                          ---------    ---------

Other (expenses) income:
   Interest income                                              4.3          4.0
   Interest expense                                           (10.5)       (10.9)
   Other, net                                                  (1.1)        (1.1)
                                                          ---------    ---------
        Total other (expenses) income                          (7.3)        (8.0)
                                                          ---------    ---------

Income (loss) before income taxes                              11.8         (1.8)
(Provision) benefit  for income taxes                          (4.4)         0.3
                                                          ---------    ---------
 Net Income (loss)                                        $     7.4    $    (1.5)
                                                          =========    =========

Earnings (loss) applicable to common stockholders         $     4.3    $    (4.3)
                                                          =========    =========
Basic and diluted earnings (loss) per common share        $    0.06    $   (0.06)
                                                          =========    =========

 Number of shares used in computation
      of Basic earnings (loss) per common share                75.8         74.4
                                                          =========    =========

 Number of shares used in computation
      of Diluted earnings (loss) per common share              76.6         74.5
                                                          =========    =========




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                       (Unaudited)
                                                                                    ------------------
                                                                                        Three Months
                                                                                    Ended September 30,
                                                                                    ------------------
                                                                                      1999        1998
                                                                                    ------      ------
Cash flows from operating activities:
   Net income (loss)                                                                $  7.4      $ (1.5)
   Adjustments to reconcile net income (loss) to net cash
                 provided by operating activities:
        Depreciation and amortization                                                 16.5        16.5
        Net changes in operating assets and liabilities,
            net of effects of acquisitions and divestitures:
                Decrease in receivables and sales-type leases                          1.3         4.5
                Decrease in inventories                                                9.5         0.7
                Decrease in restructuring accruals, net                               (1.2)       (1.6)
                Other operating assets and liabilities, net                          (14.4)       (9.2)
                                                                                    ------      ------
            Net cash provided by operating activities                                 19.1         9.4
                                                                                    ------      ------

Cash flows from investing activities:
   Capital expenditures                                                              (11.8)       (5.1)
   Increase in revenue equipment, net                                                 (7.9)       (8.3)
   Additional investment in acquisitions                                                --        (6.8)
   Other, net                                                                         (0.1)        0.4
                                                                                    ------      ------
            Net cash used in investing activities                                    (19.8)      (19.8)
                                                                                    ------      ------

Cash flows from financing activities:
   Bank borrowings and other debt, net of payments                                    (3.4)      (13.1)
   Other, net                                                                         (0.5)        1.2
                                                                                    ------      ------
            Net cash used in  financing activities                                    (3.9)      (11.9)
                                                                                    ------      ------

   Effect of foreign currency translation on cash balances                             0.7         0.7
                                                                                    ------      ------
Net decrease in cash                                                                  (3.9)      (21.6)
Cash and cash equivalents at beginning of the year                                   209.0       127.0
                                                                                    ------      ------
Cash and cash equivalents at end of the period                                      $205.1      $105.4
                                                                                    ======      ======




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (Dollars in Millions)

1.       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       RESTRUCTURING

         The following tables sets forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of September 30, 1999:

1996 Reserve                                                                                               Accrual
                                                                               Utilization                Balance at
                                                          1996           -------------------------         June 30,
                                                       Provision           Cash           Non-Cash           1996
                                                       ---------         --------         --------        ---------
Product rationalization, related
  equipment charges and other ....................      $   45.3         $     --         $  (34.2)        $   11.1
Closure of facilities and related
  costs ..........................................          23.5             (1.0)            (1.6)            20.9
Employee termination and related
  costs ..........................................          16.5            (10.4)            (0.7)             5.4
                                                        --------         --------         --------         --------
     Total .......................................      $   85.3         $  (11.4)        $  (36.5)        $   37.4
                                                        ========         ========         ========         ========

Inventory write downs recorded as a component of
  cost of sales:                                           (19.6)              --             10.6             (9.0)
                                                        --------         --------         --------         --------
     Total .......................................      $   65.7         $  (11.4)        $  (25.9)        $   28.4
                                                        ========         ========         ========         ========

1996 Reserve (continued)                               Accrual                                                         Accrual
                                                      Balance at            Utilization                               Balance at
                                                       June 30,     -------------------------         Reserve          June 30,
                                                         1996         Cash           Non-Cash      Reallocations         1997
                                                      ---------     --------         --------      -------------      ----------
Product rationalization, related
  equipment charges and other ....................     $   11.1     $     --         $  (12.4)        $    2.8         $    1.5
Closure of facilities and related
  costs ..........................................         20.9         (1.4)            (6.5)            (7.3)             5.7
Employee termination and related
  costs ..........................................          5.4         (6.6)              --              4.5              3.3
                                                       --------     --------         --------         --------         --------
     Total .......................................     $   37.4     $   (8.0)        $  (18.9)        $     --         $   10.5
                                                       ========     ========         ========         ========         ========

Inventory write downs recorded as a component of
  cost of sales:                                           (9.0)                          9.0                                --
                                                       --------     --------         --------         --------         --------
     Total .......................................     $   28.4     $   (8.0)        $   (9.9)        $     --         $   10.5
                                                       ========     ========         ========         ========         ========

1996 Reserve (continued)                                Accrual                                            Accrual
                                                      Balance at               Utilization                Balance at
                                                       June 30,          -------------------------         June 30,
                                                         1997              Cash           Non-Cash           1998
                                                      ----------         --------         --------        ---------
Product rationalization, related
  equipment charges and other ....................     $    1.5          $     --         $   (1.1)        $    0.4
Closure of facilities and related
  costs ..........................................          5.7              (0.7)             0.2              5.2
Employee termination and related
  costs ..........................................          3.3              (3.3)              --               --
                                                       --------          --------         --------         --------
     Total .......................................     $   10.5          $   (4.0)        $   (0.9)        $    5.6
                                                       ========          ========         ========         ========

1996 Reserve (continued)                                Accrual                                     Accrual
                                                       Balance at           Utilization            Balance at
                                                        June 30,    -------------------------       June 30,
                                                          1998        Cash           Non-Cash         1999
                                                       ---------    --------         --------      ----------
Product rationalization, related
  equipment charges and other ....................      $    0.4    $     --         $     --        $    0.4
Closure of facilities and related
  costs ..........................................           5.2        (0.4)              --             4.8
Employee termination and related
  costs ..........................................            --          --               --              --
                                                        --------    --------         --------        --------
     Total .......................................      $    5.6    $   (0.4)        $     --        $    5.2
                                                        ========    ========         ========        ========

1996 Reserve (continued)                                     Accrual                                          Accrual
                                                            Balance at              Utilization             Balance at
                                                             June 30,        -------------------------     September 30,
                                                               1999            Cash           Non-Cash          1999
                                                             --------        --------         --------        --------
Product rationalization, related
  equipment charges and other .......................        $    0.4        $     --         $     --        $    0.4
Closure of facilities and related
  costs .............................................             4.8            (0.1)              --             4.7
Employee termination and related
  costs .............................................              --              --               --              --
                                                             --------        --------         --------        --------
     Total ..........................................        $    5.2        $   (0.1)        $     --        $    5.1
                                                             --------        --------         --------        --------

1997/1998 Reserve
                                                                   Accrual                                           Accrual
                                                                  Balance at      1998           Utilization        Balance at
                                                        1997       June 30,     Additions/   --------------------    June 30,
                                                     Provision       1997      (Reversals)     Cash      Non-Cash      1998
                                                     --------     ----------   ------------  --------    --------   ----------
Product rationalization, related
  equipment charges and other ...................... $    2.9      $    2.9      $     --    $     --    $   (1.6)   $    1.3
Closure of facilities and related
  costs ............................................      6.5           6.5           8.8         0.2        (5.6)        9.9
Closure of facilities (1) ..........................       --          (2.9)           --          --          --        (2.9)
Employee termination and related
  costs ............................................      0.5           0.5          20.4       (10.4)         --        10.5
Non-core business divestitures .....................     16.9          16.9          (7.3)         --          --         9.6
                                                     --------      --------      --------    --------    --------    --------
    Total .......................................... $   26.8      $   23.9      $   21.9    $  (10.2)   $   (7.2)   $   28.4
                                                     --------      --------      --------    --------    --------    --------

Inventory write downs recorded as a component of
  cost of sales ....................................       --          (4.2)           --          --         3.6        (0.6)
                                                     --------      --------      --------    --------    --------    --------
    Total .......................................... $   26.8      $   19.7      $   21.9    $  (10.2)   $   (3.6)   $   27.8
                                                     ========      ========      ========    ========    ========    ========

1997/1998 Reserve (continued)
                                                         Accrual                                            Accrual
                                                        Balance at                Utilization              Balance at
                                                         June 30,         -------------------------          June 30,
                                                           1998              Cash          Non-Cash           1999
                                                        ----------        --------         --------         --------
Product rationalization, related
  equipment charges and other ......................     $    1.3         $     --         $   (1.1)        $    0.2
Closure of facilities and related
  costs ............................................          9.9             (1.3)             0.1              8.7
Closure of facilities (1) ..........................         (2.9)              --               --             (2.9)
Employee termination and related
  costs ............................................         10.5             (6.7)              --              3.8
Non-core business divestitures .....................          9.6             (0.4)              --              9.2
                                                         --------         --------         --------         --------
    Total ..........................................     $   28.4         $   (8.4)        $   (1.0)        $   19.0
                                                         --------         --------         --------         --------

Inventory write downs recorded as a component of
  cost of sales ....................................         (0.6)              --              0.6               --
                                                         --------         --------         --------         --------
    Total ..........................................     $   27.8         $   (8.4)        $   (0.4)        $   19.0
                                                         ========         ========         ========         ========



1997/1998 Reserve (continued)                            Accrual                                            Accrual
                                                       Balance at               Utilization               Balance at
                                                         June 30,        -------------------------       September 30,
                                                          1999             Cash           Non-Cash           1999
                                                       ---------         --------         --------         --------
Product rationalization, related
  equipment charges and other ..................        $    0.2         $     --         $     --         $    0.2
Closure of facilities and related
   costs .......................................             8.7             (0.5)              --              8.2
Closure of facilities (1) ......................            (2.9)              --               --             (2.9)
Employee termination and related
   costs .......................................             3.8             (0.6)              --              3.2

Non-core business divestitures .................             9.2               --             (4.7)             4.5
                                                        --------         --------         --------         --------
      Total ....................................        $   19.0         $   (1.1)        $   (4.7)        $   13.2
                                                        ========         ========         ========         ========

 (1) Amounts classified directly to the impaired assets.

3.       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at September 30, and June 30, 1999 are summarized as follows:

                                                                    September 30        June 30
                                                                      --------         --------
          Trade accounts receivable due in 1 year                     $  317.1         $  306.1
          Allowance for doubtful accounts                                (37.3)           (30.6)
                                                                      --------         --------
          Total trade accounts receivable, net                        $  279.8         $  275.5
                                                                      ========         ========


          Deferred receivables                                        $    8.2         $    9.6
          Installment receivables                                         33.8             34.1
          Allowance for doubtful accounts                                 (3.6)            (5.2)
          Unearned interest and maintenance                              (17.9)           (21.4)
                                                                      --------         --------
               Total deferred and installment receivables, net            20.5             17.1
          Less: Amounts due in 1 year, net                               (15.6)           (14.3)
                                                                      --------         --------
               Total noncurrent deferred and
                  installment receivables, net                        $    4.9         $    2.8
                                                                      ========         ========


          Sales-type leases-minimum lease payments receivable         $  134.5         $  144.3
          Allowance for uncollectible minimum lease payments              (9.7)           (11.5)
          Unearned interest and maintenance                              (28.7)           (30.3)
                                                                      --------         --------
              Total sales-type leases, net                                96.1            102.5
          Less: Amounts due in 1 year, net                               (29.4)           (28.8)
                                                                      --------         --------
              Total noncurrent sales-type leases, net                 $   66.7         $   73.7
                                                                      ========         ========

          Total customer receivables                                  $  396.4         $  395.1
          Less: Amounts due in 1 year, net                               324.8            318.6
                                                                      --------         --------
          Total noncurrent customer receivables                       $   71.6         $   76.5
                                                                      ========         ========


4.       INVENTORY

         Inventories are summarized as follows:

                                                            SEPTEMBER 30, 1999   JUNE 30, 1999
                                                            ------------------   -------------
          Finished goods                                          $  130.9         $  135.7
          Parts                                                       42.6             45.2
          Work-in-process                                             11.7             11.2
                                                                  --------         --------
                                                                     185.2            192.1
          Less allowance for excess and obsolete inventory           (30.2)           (28.4)
                                                                  --------         --------
               Total inventories, net                             $  155.0         $  163.7
                                                                  ========         ========


5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

                                                                      Three Months ended
                                                                         September 30,
                                                                   -------------------------
                                                                     1999             1998
                                                                   --------         --------
          NUMERATOR:
          Net income (loss)                                        $    7.4         $   (1.5)
          Less:  Preferred stock dividends                             (3.1)            (2.8)
                                                                   --------         --------
          Earnings (loss) applicable to common stockholders        $    4.3         $   (4.3)
                                                                   ========         ========

          DENOMINATOR:
          Basic EPS - weighted average shares                          75.8             74.4
          Dilutive effect: Stock options                                0.8              0.1
                                                                   --------         --------
          Diluted EPS - weighted average shares                        76.6             74.5
                                                                   ========         ========

          Basic earnings (loss) per share                          $   0.06         $  (0.06)
                                                                   ========         ========
          Diluted  earnings (loss) per share                       $   0.06         $  (0.06)
                                                                   ========         ========


6.       COMPREHENSIVE INCOME

         For the three months ended September 30, 1999 and September 30, 1998, comprehensive income was $19.4 and $10.3, respectively. At September 30, 1999 and June 30, 1999, accumulated other comprehensive loss was $(131.5) and $(143.5), respectively.

7.       SEGMENT INFORMATION

                                  Three Months
                                    Ending       North America                             North America   Corporate and
                                   Sept. 30         Retail        Europe     International   based C/I      Unallocated     Total
                                   --------        --------       -------    -------------   ---------      -----------    --------
          Revenues:

               Retail                1999          $  117.0       $  63.6       $  27.5       $   0.0         $    0.0     $  208.1
                                     1998          $  100.8       $  61.1       $  24.9       $   0.0         $    0.0     $  186.8

               C/I                   1999          $    0.0       $  14.7       $   8.2       $  23.6         $    0.0     $   46.5
                                     1998          $    0.0       $  12.2       $   7.6       $  20.6         $    0.0     $   40.4

               Total Revenues        1999          $  117.0       $  78.3       $  35.7       $  23.6         $    0.0     $  254.6
                                     1998          $  100.8       $  73.3       $  32.5       $  20.6         $    0.0     $  227.2

               Operating income      1999          $   14.9       $  (3.7)      $   4.8       $   3.1         $    0.0     $   19.1
                                     1998          $   11.4       $ (11.0)      $   3.8       $   2.0         $    0.0     $    6.2



8.       LITIGATION AND OTHER MATTERS

         An action was brought by AlliedSignal Inc. ("Allied") in the United States District Court for New Jersey against Vacuumschmelze GmBH, a wholly owned subsidiary of Siemens AG, and its subsidiary, Vacuumschmelze Corporation ("Vacuumschmelze"), the supplier of the principal electromagnetic alloy used in the Company's Ultra*Max labels. The Allied complaint alleges that this alloy infringes a patent owned by Allied and seeks to enjoin Vacuumschmelze from making, using or selling infringing alloys. The complaint also seeks damages, interest and costs. The Company has brought a separate action against Allied asserting, among other things, the Company's rights to and interest in the patent at issue in the Vacuumschmelze litigation and certain related patents. The Company's action is based on its claim to be a co-inventor of the inventions claimed in such patents. Allied filed an answer and asserted counterclaims against the Company for, among other things, a declaratory judgement concerning the various patent rights at issue and damages and injunctive relief for alleged patent infringement, which counterclaims were denied by the Company. The Company has entered into an agreement with Vacuumschmelze to bear a substantial part of Vacuumschmelze's costs and damages, if any, arising from this suit.

         The Company also brought an action against Allied in Germany to establish its co-ownership of the corresponding European patent applications. The Court in the U.S. action has granted Allied's motion to amend its answer and counterclaims to add claims for damages and injunctive relief for the alleged breach by the Company of a non-disclosure agreement with Allied and for the alleged misappropriation of certain confidential and proprietary information of Allied, arising out of the Company's alleged disclosure to Vacuumschmelze of certain information.

         The Company is vigorously prosecuting its own claims against Allied and defending against Allied's counterclaims. The Company has not yet determined what impact, if any, the resolution of the foregoing matters will have on the Company's financial position, results of operations or cash flows.

         As noted above, Vacuumschmelze is presently the sole supplier of the principal electromagnetic alloy used in the Company's Ultra*Max labels. While there are potential alternatives to the supply of such material by Vacuumschmelze, the loss or disruption of this source of supply could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company has been pursuing development of alternative materials for use in the Company's Ultra*Max labels and additional sources of supply.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Revenues of $254.6 for the first quarter of fiscal 2000 increased 12.1%, or $27.4, compared to revenues of $227.2 for the same period in fiscal 1999. Results for the first quarter of fiscal 1999 were adversely affected by production and shipment delays at the Company's Puerto Rico manufacturing operations caused by hurricane Georges, resulting in a reduction in revenues of approximately $10.0.

         For the first quarter of fiscal 2000, North America Retail revenues increased 16.1% as compared to the same period for fiscal 1999. The increase in revenues was attributable to increased product sales and significantly increased service revenue resulting from large shipments of electronic article surveillance equipment to major retail chains during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

         Europe revenues increased 6.8% for the first quarter of fiscal 2000 as compared to the same period for fiscal 1999 reflecting a major turnaround in the Spanish retail market and continued strong growth in Eastern Europe retail. In addition, strong growth was reflected in C/I revenue in both the direct and indirect channels.

         International Retail revenues, which include Latin America and Asia Pacific, increased 10.0% for the first quarter of fiscal 2000 as compared to the same period of fiscal 1999. The increase was due primarily to expanded market penetration across all markets; initial installations related to a major new customer, and a general improvement in economic conditions in Asia Pacific partially offset by the currency devaluation in Brazil.

         North America based C/I revenues increased 14.6% for the first quarter of fiscal 2000 as compared to the same period of fiscal 1999. The revenue increase was driven primarily by the Company's Access Control Division and was due to continued market acceptance of C*Cure version
         3.0 and increased customer demand resulting from Year 2000 issues.

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

         Gross margins on revenues were 43.6% for the three month period ended September 30, 1999 compared with 42.0% for the comparable period of the prior year. The increase in margins was due primarily to reductions in manufacturing costs and product quality improvements.

         Adjusting for charges of $3.8 associated with the retirement of the Company's former President and Chief Executive Officer and the recruitment of his successor, operating expenses for the first quarter of fiscal 2000 declined $1.2, or 1.3% and operating expenses as a percent of revenues decreased 4.7 percentage points, from 39.3% to 34.6%. The decrease in operating expenses is the result of the Company's ongoing efforts to reduce overall expenses as a percent of revenue through ongoing cost containment and rationalization efforts.

         Provision for doubtful accounts, as a percentage of total revenues, was 2.4% and 2.1% in the first quarter of fiscal 2000 and 1999, respectively. The percentage increase during the first quarter of fiscal 2000 resulted from an increase in the reserve for a customer in bankruptcy.

         Research, development and engineering expenses were 2.5% of revenue in the three months ended September 30, 1999 as compared to 3.2% for the same period in fiscal 1999. During fiscal 2000, the Company expects spending for research, development and engineering to be approximately 15% higher than fiscal 1999.

         Operating income for the first quarter of fiscal 2000 increased 208.0% to $19.1, or 7.5% of revenues, compared to $6.2, or 2.7% of revenues, in the first quarter of fiscal 1999. The increase in operating income as a percent of revenues was a result of both increasing gross margins and continued declines in operating expenses.

         OTHER (EXPENSES) INCOME AND TAXES

         Net interest and other expenses of $7.3 for the first quarter of fiscal 2000 reflected a decrease of $0.7 over the comparable period of fiscal 1999. This decrease is primarily due to the decrease in interest expense as a result of lower debt levels, as well as higher interest income due to increases in the Company's cash levels and short-term investments throughout fiscal 1999.

         The provision for income taxes for the first quarter of fiscal 2000 is based on an estimated effective annual consolidated tax rate of 35.0%. The benefit for income taxes for the first quarter of fiscal 1999 was based on an estimated effective annual consolidated tax benefit of 30.0%. The increased effective tax rate is due primarily to increased profitability.

         The Company reported earnings applicable to common stockholders of $4.3, or $0.06 per share, for the first quarter of fiscal 2000 as compared to a loss applicable to common stockholders of $4.3, or $0.06 per share, for the same period of fiscal 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 2000, cash and cash equivalents decreased $3.9. For the three month period ended September 30, 1999, cash flow provided by operating activities was $19.1 compared with cash provided by operations of $9.4 for the three month period ended September 30, 1998. The improvement in operating cash flow in the three month period ended September 30, 1999 was primarily a result of increased earnings, relatively flat levels of trade receivables and reductions in inventories and sales-type lease receivables.

         In both the first three months of fiscal 2000 and of fiscal 1999, the Company used $19.8 of cash in investing activities. During the first quarter of fiscal 2000, the Company invested in new production equipment to expand capacity and in revenue generating equipment.

         For the three month period ended September 30, 1999, $3.9 of cash was used for financing activities as compared to $11.9 of cash used for financing activities during the three month period ended September 30, 1998. The principal use of cash in financing activities during the first quarter of fiscal 2000 was to repay approximately $3.4 of short-term debt.

         The Company's percentage of total debt to total capital was 35.7% at September 30, 1999 as compared to 36.4% at June 30, 1999. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved, as reflected in the Company's annual audited financial statements. Under these provisions, the Company is precluded from paying cash dividends until after the preparation of its audited financial statements for fiscal year 2000 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 256,207 shares of common stock in payment of the October 1, 1999 dividends (and certain liquidated damages) on the Preferred Stock.

         The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries which use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. The $12.0 decrease in currency translation adjustments at September 30, 1999 compared to June 30, 1999, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", resulted primarily from the translation of the balance sheets denominated in British pounds, reflecting the weakening of the U.S. dollar relative to such currency at September 30, 1999. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         The Company requires significant cash flow to meet its debt service and other continuing obligations. As of September 30, 1999, the Company had $505.2 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures and interest on the Senior Notes. In addition, the Company expects to repay approximately $70.0 million of long-term debt during March of 2000. At September 30, 1999, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $250.0 million Revolving Credit Facility, of which there were none, and (iv) receivable securitization facilities. The Company is currently negotiating a $125.0 million replacement facility which is targeted for completion in December of this year. The Company believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

         RESTRUCTURING

         In accordance with restructuring plans announced prior to fiscal 1998, the Company recorded $17.2 in restructuring charges during the first quarter of fiscal 1998. These charges related primarily to product rationalization and related equipment impairment charges, facility closures and severance costs. In addition, during the third quarter of fiscal 1998 the Company recorded additional restructuring charges of $4.7 related to the Company's sale of its U.S. commercial/industrial direct sales and service business to STG.

         YEAR 2000 ISSUE

         Year 2000

         Many computer applications, processor chips embedded in many products and computers and operating systems that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their Year 2000 Issues. The Company has recognized the need to ensure that its business operations will not be adversely affected by the upcoming calendar year 2000 and is cognizant of the time sensitive nature of the Year 2000 problem. In 1996, the Company began a project to implement a global enterprise resource planning system ("ERP"). The Company has completed the implementation of all critical ERP system sites worldwide. Upgrading and testing of all non-critical ERP systems is scheduled for completion by November 30, 1999.

         The Company's State of Readiness

         The Company centralized its focus on addressing the Year 2000 Issue by establishing a Year 2000 Program Management Office in order to implement a consistent approach to minimizing Year 2000 risks across the Company worldwide. The Company also assigned Project Teams in each Business Unit. The Program Management Office and the Project Teams are assisted by specialists and consultants. The inventory and assessment has been completed. The Company's remaining key dates relative to its program focusing on IT and non-IT systems that the Company uses in its business operations are as follows:

             All critical components in testing              November 15,1999
             Critical components Year 2000 compliant         November 30, 1999

         The Company has substantially completed testing of its manufactured products. To aid in communication with the Company's customers and suppliers, the Company has developed an Internet Web site that identifies the current Year 2000 status for each of the Company's products. In addition, the Company is proactively contacting dealers and customers to enhance their awareness of Sensormatic product issues and apprising them of any appropriate action that needs to be taken.

         A survey of the Company's suppliers and service providers was conducted to insure they are working on this effort and will remain viable suppliers through and after January 1, 2000. The evaluation of the results is nearing completion and the Company will begin developing contingency plans in response to the survey results.

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

         The Company's Contingency Plans

         The Company expects to have developed by November 15, 1999, or shortly thereafter, a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. The Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. To track Year 2000 issues that arise during the transition period and to provide additional focus when needed, the Company is establishing a worldwide Year 2000 Command Center. This center will be staffed from December
         20, 1999 until it is no longer needed, which is estimated to be approximately January 15, 2000.

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

         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in international operations 2) exchange rate risk 3) market conditions for the Company's products 4) the Company's ability to provide innovative and cost-effective solutions 5) development risks 6) changes in regulations or standards applicable to the Company's products, 7) competition and 8) changes in the economic climate.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 14, 1999, the Company commenced an action against James E. Winner, Jr. ("Winner"), Winner & Bagnara, P.C. ("W & B"), and First National Bank of Pennsylvania, in the United States District Court for the Western District of Pennsylvania (the "Pennsylvania Action") with respect to the franchise originally granted to Winner for the Commonwealth of Pennsylvania (the "Pennsylvania Franchise"), which has been operated by the Company for the past 20 years pursuant to a lease agreement. The Company seeks, among other things, a declaratory judgment that the Company is entitled to exercise its option under that lease agreement to purchase all right, title and interest in the Pennsylvania Franchise from the defendants. Winner and W & B interposed a joint answer in the Pennsylvania Action asserting, among other things, that the Court could not properly exercise jurisdiction over the matter because Winner is a Florida resident. In light of this defense, the Company commenced a second action against the defendants in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida (the "Florida Action"), essentially repeating the allegations and claims for relief of the Pennsylvania Action. In their joint answer to the Company's complaint in the Florida Action, Winner and W & B denied the Company's claims and asserted counterclaims seeking, among other things, a declaration that the Company failed to properly exercise its option and the Company's rights to operate the Pennsylvania Franchise ceased on December 1, 1998. The Company has moved to dismiss that counterclaim and is vigorously pursuing its rights to the Pennsylvania Franchise.

         In connection with the Company's action against AlliedSignal Inc. ("Allied") in the United States District Court for New Jersey, referred to in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Form 10-K"), the Court has granted Allied's motion to amend its answer and counterclaims to add claims for damages and injunctive relief for the alleged breach by the Company of a non-disclosure agreement with Allied and for the alleged misappropriation of certain confidential and proprietary information of Allied, arising out of the Company's alleged disclosure of certain information to its supplier, Vacuumschmelze GmBH. The Company is continuing to vigorously prosecute its own claims against Allied and defend against Allied's counterclaims.

         Reference is made to Item 3. Legal Proceedings of the Form 10-K for additional information relating to the actions between the Company and Allied.

Item 2.  Changes in Securities and Use of Proceeds

         Pursuant to the terms of the Preferred Stock, the Company issued approximately 256,207 shares of common stock in payment of the dividends payable, and certain liquidated damages under the registration agreement, on October 1, 1999. (Registration of these shares is not required because no additional consideration was paid therefor.)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27)  Financial Data Schedule (for SEC use only)

          b)  Reports on Form 8-K:

         On August 26, 1999, the Company filed a current report on Form 8-K with respect to the retirement of the Company's former President and Chief Executive Officer.

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

                                  Date: November 12, 1999