Form 10-Q
period 1999-12-31
SENSORMATIC ELECTRONICS CORP
filed 2000-02-14
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT                  [ ] TRANSITION REPORT


                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY
PERIOD ENDED DECEMBER 31, 1999                      COMMISSION FILE NO. 1-10739


                       SENSORMATIC ELECTRONICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                34-1024665
       (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)


                 951 YAMATO ROAD, BOCA RATON, FLORIDA 33431-0700
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (561) 989-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                               Yes [X]   No [ ]

The Registrant had outstanding 76,730,404 shares of Common Stock (par value $.01 per share) as of January 31, 2000.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q
                       SIX MONTHS ENDED DECEMBER 31, 1999

                                                                                                                    PAGE
                                                                                                                    ----

PART I      FINANCIAL INFORMATION

            Item 1.     Financial Statements
                        Consolidated Condensed Balance Sheets................................................         2
                        Consolidated Condensed Statements of Operations......................................         3
                        Consolidated Condensed Statements of Cash Flows......................................         4
                        Notes to Consolidated Condensed Financial Statements.................................         5
            Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations................................................        12

PART II.    OTHER INFORMATION
            Item 1.     Legal Proceedings....................................................................        18
            Item 2.     Changes in Securities and Use of Proceeds............................................        18
            Item 4.     Submission of Matters to a Vote of Security Holders..................................        19
            Item 6.     Exhibits and Reports on Form 8-K.....................................................        19

Signatures       ............................................................................................        20


                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

                                                                                                  (UNAUDITED)
                                                                                        ------------------------------
                                                                                         DECEMBER 31,       JUNE 30,
                                                                                             1999            1999
                                                                                        --------------    ------------
                                     ASSETS

Current assets:
Cash and cash equivalents.......................................................        $        203.4    $      209.0
Customer receivables, net.......................................................                 346.0           318.6
Inventories, net................................................................                 159.4           163.7
Current portion of deferred income taxes........................................                  31.5            31.2
Other current assets............................................................                  39.1            46.0
                                                                                        --------------    ------------
   Total current assets.........................................................                 779.4           768.5
Customer receivables - noncurrent...............................................                  62.1            76.5
Revenue equipment, net..........................................................                  69.2            71.2
Property, plant and equipment, net..............................................                 149.6           137.5
Costs in excess of net assets acquired, net.....................................                 435.3           439.7
Deferred income taxes...........................................................                 142.9           150.2
Patents and other assets, net...................................................                 129.4           132.0
                                                                                        --------------    ------------
   Total assets.................................................................        $      1,767.9    $    1,775.6
                                                                                        ==============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and short-term debt...........................        $         76.6    $       80.4
Accounts payable................................................................                  66.0            76.0
Other current liabilities and deferred income taxes.............................                 234.2           246.1
                                                                                        --------------    ------------
   Total current liabilities....................................................                 376.8           402.5
Long-term debt..................................................................                 424.3           427.7
Other noncurrent liabilities and deferred income taxes..........................                  53.4            55.7
                                                                                        --------------    ------------
   Total liabilities............................................................                 854.5           885.9
Stockholders' equity:
Preferred stock, $.01 par value, 10.0 shares authorized
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding...................                 166.7           166.7
Common stock, $.01 par value, 125.0 shares authorized, 76.3 and 75.6 shares outstanding at December 31, 1999 and
   June 30, 1999, respectively..................................................                 751.2           743.5
Retained earnings...............................................................                 150.5           133.4
Treasury stock at cost and other, 1.7 shares at December 31, 1999
   and June 30, 1999............................................................                  (9.5)          (10.4)
Accumulated other comprehensive loss............................................                (145.5)         (143.5)
                                                                                        ---------------   ------------
   Total stockholders' equity...................................................                 913.4           889.7
                                                                                        --------------    ------------
   Total liabilities and stockholders' equity...................................        $      1,767.9    $    1,775.6
                                                                                        ==============    ============




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                        (UNAUDITED)                  (UNAUDITED)
                                                  ------------------------     -------------------------
                                                     THREE MONTHS ENDED           SIX  MONTHS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                  ------------------------     -------------------------
                                                     1999          1998           1999            1998
                                                  ---------     ----------     ----------      ---------
Revenues:
Sales .....................................       $   221.4     $    202.9     $    427.4      $   390.8
Rentals ...................................             8.9           11.3           18.9           22.3
Installation, maintenance and other .......            40.1           36.2           78.8           64.5
                                                  ---------     ----------     ----------      ---------
   Total revenues .........................           270.4          250.4          525.1          477.6
Cost of sales .............................           148.0          147.4          291.6          279.1
                                                  ---------     ----------     ----------      ---------
Gross margin ..............................           122.4          103.0          233.5          198.5
Operating expenses:
   Selling, general and administrative ....            70.6           73.1          144.4          145.2
   Provision for doubtful accounts ........             6.0            5.2           12.0            9.9
   Research, development and engineering ..             7.4            6.4           13.7           13.5
   Amortization of intangible assets ......             6.0            5.5           11.8           10.8
                                                  ---------     ----------     ----------      ---------
      Total operating costs and expenses ..            90.0           90.2          181.9          179.4
                                                  ---------     ----------     ----------      ---------
Operating income ..........................            32.4           12.8           51.6           19.1
                                                  ---------     ----------     ----------      ---------
Other (expenses) income:
   Interest income ........................             4.8            4.0            9.1            8.0
   Interest expense .......................           (10.6)         (11.6)         (21.0)         (22.6)
   Litigation recoveries ..................              --            6.3             --            6.3
   Other, net .............................            (2.0)          (0.6)          (3.2)          (1.7)
                                                  ---------     ----------     ----------      ---------
      Total other (expenses) income .......            (7.8)          (1.9)         (15.1)         (10.0)
                                                  ---------     ----------     ----------      ---------
Income before income taxes ................            24.6           10.9           36.5            9.1
Provision for income taxes ................             8.9            3.6           13.4            3.2
                                                  ---------     ----------     ----------      ---------
   Net Income .............................       $    15.7     $      7.3     $     23.1      $     5.9
                                                  =========     ==========     ==========      =========

Earnings applicable to common stockholders        $    12.7     $      4.6     $     17.0      $     0.3
                                                  =========     ==========     ==========      =========
Basic and diluted earnings per common share       $    0.17     $     0.06     $     0.22      $    0.00
                                                  =========     ==========     ==========      =========
Number of shares used in computation
   of Basic earnings per common share .....            76.1           74.8           76.0           74.6
                                                  =========     ==========     ==========      =========
Number of shares used in computation
   of Diluted earnings per common share ...            77.1           74.8           76.9           74.6
                                                  =========     ==========     ==========      =========





   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                  (UNAUDITED)
                                                                                        ------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        ------------------------------
                                                                                              1999           1998
                                                                                        --------------    ------------
Cash flows from operating activities:
   Net income...................................................................        $         23.1    $        5.9
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization.............................................                  31.6            33.4
      Net changes in operating assets and liabilities,
        net of effects of acquisitions and divestitures:
           (Increase)/decrease in receivables and sales-type leases.............                 (15.0)           23.3
           Decrease in inventories..............................................                   3.7            10.0
           Decrease in restructuring accruals...................................                  (2.4)           (3.9)
           Other operating assets and liabilities, net..........................                  (8.8)          (23.0)
                                                                                        --------------    ------------
      Net cash provided by operating activities.................................                  32.2            45.7
                                                                                        --------------    ------------
Cash flows from investing activities:
   Capital expenditures.........................................................                 (25.7)          (13.3)
   Increase in revenue equipment, net...........................................                  (6.5)          (19.3)
   Additional investment in acquisitions........................................                    --           (11.3)
   Other, net...................................................................                   0.2             0.5
                                                                                        --------------    ------------
      Net cash used in investing activities.....................................                 (32.0)          (43.4)
                                                                                        --------------    ------------
Cash flows from financing activities:
   Bank borrowings and other debt, net of payments..............................                  (6.9)          (23.5)
   Proceeds from issuance of common stock under employee benefit plans.........                    2.4              --
   Other, net...................................................................                  (0.8)            0.7
                                                                                        --------------    ------------
      Net cash used in financing activities.....................................                  (5.3)          (22.8)
                                                                                        --------------    ------------
   Effect of foreign currency translation on cash balances......................                  (0.5)            0.9
                                                                                        --------------    ------------
Net decrease in cash............................................................                  (5.6)          (19.6)
Cash and cash equivalents at beginning of the year..............................                 209.0           127.0
                                                                                        --------------    ------------
Cash and cash equivalents at end of the period..................................        $        203.4    $      107.4
                                                                                        ==============    ============



   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (DOLLARS IN MILLIONS)



1.        BASIS OF PRESENTATION

          The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.        RESTRUCTURING

          The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of December 31, 1999:

1996 RESERVE

                                                                                                              ACCRUAL
                                                                                   UTILIZATION              BALANCE AT
                                                             1996         ------------------------------     JUNE 30,
                                                          PROVISION           CASH            NON-CASH         1996
                                                        ------------      ------------      ------------     ---------
Product rationalization, related
   equipment charges and other...................       $       45.3      $         --      $      (34.2)    $    11.1
Closure of facilities and related costs..........               23.5              (1.0)             (1.6)         20.9
Employee termination and related costs...........               16.5             (10.4)             (0.7)          5.4
                                                        ------------      ------------      ------------     ---------
      Total......................................       $       85.3      $      (11.4)     $      (36.5)    $    37.4
                                                        ============      ============      ============     =========
Inventory write downs recorded as
   a component of cost of sales:.................              (19.6)               --              10.6          (9.0)
                                                        ------------      ------------      ------------     ---------
      Total......................................       $       65.7      $      (11.4)     $      (25.9)    $    28.4
                                                        ============      ============      ============     =========

                                         ACCRUAL                                                            ACCRUAL
                                       BALANCE AT             UTILIZATION                                  BALANCE AT
                                        JUNE 30,     -------------------------------      RESERVE           JUNE 30,
                                          1996           CASH            NON-CASH      REALLOCATIONS          1997
                                      ------------   -------------    --------------   -------------      ------------
Product rationalization,
  related equipment
   charges and other........          $       11.1   $        --      $        (12.4)   $        2.8      $        1.5
Closure of facilities
   and related costs........                  20.9            (1.4)             (6.5)           (7.3)              5.7
Employee termination
   and related costs........                   5.4            (6.6)               --             4.5               3.3
                                      ------------   -------------    --------------    ------------      ------------
   Total  ..................          $       37.4   $        (8.0)   $        (18.9)   $         --      $       10.5
                                      ============   =============    ==============    ============      ============
Inventory write downs
   recorded as a component
   of cost of sales.........                  (9.0)                              9.0                                --
                                      ------------   -------------    --------------    ------------      ------------
   Total....................          $       28.4   $        (8.0)   $         (9.9)   $         --      $       10.5
                                      ============   =============    ==============    ============      ============

1996 RESERVE (CONTINUED)

                                                           ACCRUAL                                            ACCRUAL
                                                         BALANCE AT                  UTILIZATION            BALANCE AT
                                                          JUNE 30,        -------------------------------    JUNE 30,
                                                            1997              CASH            NON-CASH         1998
                                                        ------------      ------------      -------------    ---------
Product rationalization, related
   equipment charges and other...................       $        1.5      $       --        $       (1.1)    $     0.4
Closure of facilities and related costs..........                5.7              (0.7)              0.2           5.2
Employee termination and related costs...........                3.3              (3.3)                --           --
                                                        ------------      ------------      -------------    ---------
   Total  .......................................       $       10.5      $       (4.0)     $       (0.9)    $     5.6
                                                        ============      ============      ============     =========

1996 RESERVE (CONTINUED)

                                                             ACCRUAL                                          ACCRUAL
                                                           BALANCE AT             UTILIZATION               BALANCE AT
                                                            JUNE 30,      ----------------------------       JUNE 30,
                                                              1998            CASH           NON-CASH          1999
                                                        ------------      ------------      ----------      ----------
Product rationalization, related
   equipment charges and other...................       $        0.4      $         --      $       --       $     0.4
Closure of facilities and related costs..........                5.2              (0.4)             --             4.8
Employee termination and related costs...........                 --                --              --              --
                                                        ------------      ------------      ----------       ---------
   Total  .......................................       $        5.6      $       (0.4)     $       --       $     5.2
                                                        ============      ============      ==========       =========

1996 RESERVE (CONTINUED)

                                                           ACCRUAL                                            ACCRUAL
                                                         BALANCE AT               UTILIZATION                BALANCE AT
                                                           JUNE 30,       ----------------------------      DECEMBER 31,
                                                             1999             CASH           NON-CASH           1999
                                                        -------------     ------------      ----------      ------------
Product rationalization, related
   equipment charges and other...................       $        0.4      $         --      $       --       $     0.4
Closure of facilities and related costs..........                4.8              (0.1)             --             4.7
Employee termination and related costs...........                 --                --              --              --
                                                        ------------      ------------      ----------       ---------
   Total  .......................................       $        5.2      $       (0.1)     $       --       $     5.1
                                                        ============      =============     ==========       =========


1997/1998 RESERVE

                                                           ACCRUAL                                               ACCRUAL
                                                          BALANCE AT     1998              UTILIZATION          BALANCE AT
                                                 1997      JUNE 30,    ADDITIONS/   -------------------------    JUNE 30,
                                              PROVISION      1997     (REVERSALS)      CASH        NON-CASH        1998
                                              ---------   ----------   ----------   -----------   -----------    ---------
Product rationalization, related
   equipment charges and other.......         $     2.9   $      2.9   $       --   $        --   $      (1.6)   $     1.3
Closure of facilities and related
   Costs (1).........................               6.5          3.6          8.8           0.2          (5.6)         7.0
Employee termination and related
   costs.............................               0.5          0.5         20.4         (10.4)           --         10.5
Non-core business divestitures.......              16.9         16.9         (7.3)           --            --          9.6
                                              ---------   ----------   ----------   -----------   -----------    ---------
   Total.............................         $    26.8   $     23.9   $     21.9   $     (10.2)  $      (7.2)   $    28.4
                                              ---------   ----------   ----------   -----------   -----------    ---------
Inventory write downs recorded
   as a component of cost of sales...                --         (4.2)          --            --           3.6         (0.6)
                                              ---------   ----------   ----------   -----------   -----------    ---------
   Total.............................         $    26.8   $     19.7   $     21.9   $     (10.2)  $      (3.6)   $    27.8
                                              =========   ==========   ==========   ===========   ===========    =========

1997/1998 RESERVE (CONTINUED)

                                                          ACCRUAL                                            ACCRUAL
                                                         BALANCE AT                 UTILIZATION             BALANCE AT
                                                          JUNE 30,        ------------------------------     JUNE 30,
                                                            1998              CASH            NON-CASH         1999
                                                        ------------      ------------      ------------     ---------
Product rationalization, related
   equipment charges and other...................       $        1.3      $         --      $       (1.1)    $     0.2
Closure of facilities and related costs..........                7.0              (1.3)              0.1           5.8
Employee termination and related costs...........               10.5              (6.7)               --           3.8
Non-core business divestitures...................                9.6              (0.4)               --           9.2
                                                        ------------      ------------      ------------     ---------
   Total  .......................................       $       28.4      $       (8.4)     $       (1.0)    $    19.0
                                                        ------------      ------------      ------------     ---------
Inventory write downs recorded
   as a component of cost of sales...............               (0.6)               --               0.6            --
                                                        ------------      ------------      ------------     ---------
   Total  .......................................       $       27.8      $       (8.4)     $       (0.4)    $    19.0
                                                        ============      ============      ============     =========

1997/1998 RESERVE (CONTINUED)

                                                           ACCRUAL                                            ACCRUAL
                                                         BALANCE AT                UTILIZATION              BALANCE AT
                                                          JUNE 30,        ------------------------------    DECEMBER 31,
                                                            1999              CASH            NON-CASH         1999
                                                        ------------      ------------      ------------    ------------
Product rationalization, related
   equipment charges and other...................       $        0.2      $         --      $         --     $     0.2
Closure of facilities and related costs..........                5.8              (1.0)               --           4.8
Employee termination and related costs...........                3.8              (1.4)               --           2.4
Non-core business divestitures...................                9.2                --              (4.7)          4.5
                                                        ------------      ------------      ------------     ---------
   Total  .......................................       $       19.0      $       (2.4)     $       (4.7)    $    11.9
                                                        ============      ============      ============     =========

(1) The 1997 provision of $6.5 includes $2.9 charged directly to the impaired assets.

3.       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at December 31, and June 30, 1999 are summarized as follows:

                                                                                     DECEMBER 31            JUNE 30
                                                                                     -----------         -------------
         Trade accounts receivable due within 1 year...................            $         347.9       $       306.1
         Allowance for doubtful accounts...............................                      (40.7)              (30.6)
                                                                                   ---------------       -------------
         Total trade accounts receivable, net..........................            $         307.2       $       275.5
                                                                                   ===============       =============
         Deferred receivables..........................................            $           4.5       $         9.6
         Installment receivables.......................................                       33.2                34.1
         Allowance for doubtful accounts...............................                       (3.9)               (5.2)
         Unearned interest and maintenance.............................                      (17.8)              (21.4)
                                                                                   ---------------       -------------
                  Total deferred and installment receivables, net......                       16.0                17.1
                Less: Amounts due within 1 year, net...................                      (13.7)              (14.3)
                                                                                   ---------------       -------------
                  Total noncurrent deferred and
                    installment receivables, net.......................            $           2.3       $         2.8
                                                                                   ===============       =============
         Sales-type leases-minimum lease payments receivable...........            $         120.6       $       144.3
         Allowance for uncollectible minimum lease payments............                       (8.8)              (11.5)
         Unearned interest and maintenance.............................                      (26.9)              (30.3)
                                                                                   ---------------       -------------
                  Total sales-type leases, net.........................                       84.9               102.5
         Less: Amounts due within 1 year, net..........................                      (25.1)              (28.8)
                                                                                   ---------------       -------------
                  Total noncurrent sales-type leases, net..............            $          59.8       $        73.7
                                                                                   ===============       =============
         Total customer receivables....................................            $         408.1       $       395.1
         Less: Amounts due within 1 year, net..........................                      346.0               318.6
                                                                                   ---------------       -------------
         Total noncurrent customer receivables.........................            $          62.1       $        76.5
                                                                                   ===============       =============

4.       INVENTORY

         Inventories are summarized as follows:

                                                                                    DECEMBER 31,           JUNE 30,
                                                                                         1999                1999
                                                                                   ---------------       -------------
         Finished goods................................................            $         130.2       $       135.7
         Parts.........................................................                       45.5                45.2
         Work-in-process...............................................                       12.2                11.2
                                                                                   ---------------       -------------
                                                                                             187.9               192.1

         Less allowance for excess and obsolete inventory..............                      (28.5)              (28.4)
                                                                                   ---------------       -------------
                  Total inventories, net...............................            $         159.4       $       163.7
                                                                                   ===============       =============

5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    DECEMBER 31,               DECEMBER 31,
                                                             ------------------------    -------------------------
                                                                 1999         1998          1999          1998
                                                             -----------   ----------    ----------     ----------
NUMERATOR:
Net income                                                   $      15.7   $      7.3    $     23.1     $      5.9
Less: Preferred stock dividends                                     (3.0)        (2.7)         (6.1)          (5.6)
                                                             -----------   ----------    ----------     ----------
Earnings applicable to common stockholders                   $      12.7   $      4.6    $     17.0     $      0.3
                                                             ===========   ==========    ==========     ==========

DENOMINATOR:
Basic EPS - weighted average shares                                 76.1         74.8          76.0           74.6
Dilutive effect: Stock options                                       1.0          0.0           0.9            0.0
                                                             -----------   ----------    ----------     ----------
Diluted EPS - weighted average shares                               77.1         74.8          76.9           74.6
                                                             ===========   ==========    ==========     ==========
Basic earnings per share                                     $      0.17   $     0.06    $     0.22     $     0.00
                                                             ===========   ==========    ==========     ==========
Diluted earnings per share                                   $      0.17   $     0.06    $     0.22     $     0.00
                                                             ===========   ==========    ==========     ==========


6.       COMPREHENSIVE INCOME

         For the three months ended December 31, 1999 and December 31, 1998, comprehensive income was $1.7 and $5.3, respectively. For the six months ended December 31, 1999 and December 31, 1998, comprehensive income was $21.1 and $15.6, respectively.

7.       SEGMENT INFORMATION

         The Company has changed the organization of its operations as previously reported. The reportable segments are (i) Americas and Asia Pacific and (ii) Europe, Middle East, and Africa ("EMEA").

                             THREE MONTHS
                                ENDING        AMERICAS
                               DEC. 31     & ASIA PACIFIC     EMEA        TOTAL
                             ------------  --------------     ----        -----

         Revenues:

         Retail                 1999           $150.5         $70.9       $221.4
                                1998           $128.6         $76.0       $204.6

         Non-Retail             1999           $ 33.2         $15.8       $ 49.0
                                1998           $ 28.8         $17.0       $ 45.8

         Total Revenues         1999           $183.7         $86.7       $270.4
                                1998           $157.4         $93.0       $250.4

         Operating income       1999           $ 32.7         $(0.3)      $ 32.4
                                1998           $ 16.5         $(3.7)      $ 12.8


                            SIX MONTHS
                              ENDING          AMERICAS
                              DEC. 31      & ASIA PACIFIC     EMEA        TOTAL
                            ----------     --------------    -------      ------

         Revenues:

         Retail                1999            $295.0        $134.5       $429.5
                               1998            $254.3        $137.1       $391.4

         Non-Retail            1999            $ 65.1        $ 30.5       $ 95.6
                               1998            $ 57.0        $ 29.2       $ 86.2

         Total Revenues        1999            $360.1        $165.0       $525.1
                               1998            $311.3        $166.3       $477.6

         Operating income      1999            $ 55.8        $ (4.2)      $ 51.6
                               1998            $ 33.4        $(14.3)      $ 19.1

8.           DEBT

             The Company is party to a three-year $115,000,000 revolving Credit Agreement dated as of December 9, 1999 (the "Revolving Credit Facility") with a syndicate of financial institutions led by Bank of America, N.A., as Administrative Agent, SunTrust Bank, South Florida, N.A., as Syndication Agent and Bank One N.A., as Documentation Agent. The Revolving Credit Facility replaces the $250,000,000 Amended and Restated Multicurrency Revolving Credit Agreement dated as of March 18, 1997 with a syndicate of financial institutions led by BankBoston, N.A., as Agent, and NationsBank, N.A., as Syndication Agent, which terminated in accordance with its terms. As of December 15, 1999, $97 million was available for use under the Revolving Credit Facility.

             The credits extended under the Revolving Credit Facility are unsecured obligations of the Company and the subsidiary borrowers, ranking the same as with all of their other unsecured, unsubordinated indebtedness (including, without limitation, the Senior Notes).

9.           LITIGATION AND OTHER MATTERS

             An action was brought by AlliedSignal Inc. ("Allied") in the United States District Court for New Jersey against Vacuumschmelze GmBH, a wholly owned subsidiary of the Morgan Crucible Company, and its subsidiary, Vacuumschmelze Corporation ("Vacuumschmelze"), the supplier of the principal electromagnetic alloy used in the Company's Ultra*Max labels. The Allied complaint alleges that this alloy infringes a patent owned by Allied and seeks to enjoin Vacuumschmelze from making, using or selling infringing alloys. The complaint also seeks damages, interest and costs. The Company has brought a separate action against Allied asserting, among other things, the Company's rights to and interest in the patent at issue in the Vacuumschmelze litigation and certain related patents. The Company's action is based on its claim to be a co-inventor of the inventions claimed in such patents. Allied filed an answer and asserted counterclaims against the Company for, among other things, a declaratory judgement concerning the various patent rights at issue and damages and injunctive relief for alleged patent infringement, which counterclaims were denied by the Company. The Company has entered into an agreement with Vacuumschmelze to bear a substantial part of Vacuumschmelze's costs and damages, if any, arising from this suit.

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

             The Company and Honeywell Inc. ("Honeywell"), the corporate successor to Allied, have reached an agreement in principle to discontinue all such actions. The agreement in principle provides, among other things, for the grant by Honeywell to the Company of an exclusive paid-up license to the patents held by Allied which were the subject of the suits and related rights, and the payment by the Company of $8 million to Honeywell. Definitive documentation is being prepared.

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

             Following the reorganization of the Company's sales regions in October 1999, the Company now reports performance for two business segments: (i) Americas and Asia Pacific and (ii) Europe, Middle East and Africa, or EMEA.

             RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

             REVENUES

             Revenues of $270.4 for the second quarter of fiscal 2000 increased 8.0%, or $20.0, compared to revenues of $250.4 for the same period in fiscal 1999. For the first half of fiscal 2000, revenues were $525.1 million compared to $477.6 million for the first half of fiscal 1999, a 9.9% increase. This increase was driven by an increase in product sales in the Americas and Asia Pacific segment. Results for the second quarter of fiscal 1999 were positively affected by shipment delays from the first quarter of fiscal 1999 at the Company's Puerto Rico manufacturing operations caused by Hurricane Georges, resulting in an increase in revenues of approximately $10.0. First half comparisons were not impacted by Hurricane Georges.

             For the second quarter of fiscal 2000, Americas and Asia revenues increased 16.7% as compared to the second quarter for fiscal 1999 from $157.4 to $183.7 and revenue increased 15.7% for the first half as compared with the same period in fiscal 1999 from $311.3 to $360.1. In the second quarter Americas and Asia were strong without the benefit of significantly higher levels of shipments to larger retail customers. The increase in the first half of fiscal 2000 included the benefit of increased product sales and significantly increased service revenues from large shipments of electronic article surveillance equipment to major retailers which large sales occurred primarily in the first quarter.

             EMEA reported a 6.8% decline in revenues for the second quarter of fiscal 2000 as compared to the same period for fiscal 1999 from $93.0 to $86.7. The primary factor contributing to the revenue decline in the second quarter was a large shipment to a U.K. retailer in the prior year period that was not replicated in the second quarter of fiscal year 2000. For the first half, EMEA reported a slight revenue decline of 0.8% as compared with the first half of fiscal year 1999 from $166.3 to $165.0.

             Ultra*Max, the Company's flagship anti-shoplifting product line, video and access control all reported double-digit revenue growth for the second quarter. Quarterly revenues grew 11.7% for Ultra*Max, 10.7% for video, and 22.5% in access control. The growth in access control during the quarter was enhanced somewhat by orders from customers addressing Year 2000 issues. Revenues in the first half of fiscal year 2000 grew by product category as follows:
             Ultra*Max grew 10.6%; video sales grew 12.7%; and access control revenues grew 28.6%. These increases were partially offset by declines in older technologies including Microwave and Electromagnetic.

             GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

             Gross margins on revenues were 45.3% for the three month period ended December 31, 1999 and 44.5% for the first half of fiscal 2000. These margins were higher than gross margins of 41.1% for the second quarter and 41.6% for the first half of fiscal 1999. The increase in margins during fiscal year 2000 was due primarily to two factors: reductions in manufacturing costs due to efficiency improvements in the second quarter and first half of fiscal 2000 and offset by gross margins in fiscal year 1999 which were negatively affected by volume discounts to certain retailers placing large orders.

             Operating expenses for the second quarter of fiscal 2000 were $90.0 million, or 33.3% of revenues, compared to $90.2 million, or 36.0% of revenues during the second quarter of fiscal 1999. Operating expenses for the second quarter of fiscal 2000 as a percentage of revenues decreased 2.7 percentage points from the second quarter of fiscal 1999. The decrease in operating expenses is the result of the Company's ongoing efforts to reduce overall expenses as a percent of revenue through ongoing cost containment and rationalization efforts. Operating expenses for the first half of fiscal 2000 were $181.9 million or 34.6% of revenues including $3.8 million associated with the Company's change of CEOs, compared to $179.4 million or 37.6% of revenues in the first half of fiscal 1999.

             Provision for doubtful accounts, as a percentage of total revenues, was 2.2% and 2.3% in the second quarter and first six months of fiscal 2000, respectively, as compared with 2.1% for both the second quarter and the first six months of fiscal 1999. The increase during the second quarter and first half of fiscal 2000 resulted from an increase in the reserve for specific customers in bankruptcy.

             Research, development and engineering expenses were 2.7% of revenue in the three months ended December 31, 1999 as compared to 2.5% for the same period in fiscal 1999. Research, development and engineering expenses for the first half of fiscal 2000 were $13.7 million compared with $13.5 million for the same period in fiscal 1999.

             Operating income for the second quarter of fiscal 2000 increased 153.1% to $32.4, or 12.0% of revenues, compared to $12.8, or 5.1%
             of revenues, in the second quarter of fiscal 1999. Operating income increased from $19.1 for the first six months of fiscal 1999 to $51.6 for the comparable period in fiscal 2000. The increase in operating income was a result of increasing revenues and gross margin percentages while holding operating expenses flat.

             OTHER (EXPENSES) INCOME AND TAXES

             Net interest and other expenses of $7.8 and $15.1 for the second quarter and first six months of fiscal 2000, respectively, reflected a decrease of $0.4 and $1.2 respectively, from the comparable period of fiscal 1999 after adjusting for insurance recoveries of $6.3. This decrease is primarily due to the decrease in interest expense as a result of lower debt levels, as well as higher interest income due to increases in the Company's cash levels and short-term investments throughout fiscal 1999. Cash and cash equivalents totaled $203.4 million at December 31, 1999 compared to $107.4 million at December 31, 1998. The second quarter fiscal 1999 insurance recovery of $6.3 ($4.4 after-tax) resulted from settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

             The provision for income taxes for the second quarter and first six months of fiscal 2000 is based on an estimated effective annual consolidated tax rate of 35.0%. The provision for income taxes for the first quarter and first six months of fiscal 1999 was based on an estimated effective annual consolidated tax provision of 30.0%. The increased effective tax rate is due primarily to increased profitability.

             The Company reported earnings applicable to common stockholders of $12.7 million, or $0.17 per share, for the second quarter of fiscal 2000 as compared to earnings applicable to common stockholders of $0.2 million, or $0.00 per share before insurance recoveries of $0.06 per share for the same period of fiscal 1999. Excluding insurance recoveries, the Company reported earnings applicable to common stockholders of $17.0 million, or $0.22 per share, for the first six months of fiscal 2000 as compared with earnings applicable to common stockholders of $0.3 or 0.00 per share, for the same period fiscal 1999.

             LIQUIDITY AND CAPITAL RESOURCES

             During the first six months of fiscal 2000, cash and cash equivalents decreased $5.6. For the six month period ended December 31, 1999, cash flow provided by operating activities was $32.2 compared with cash provided by operations of $45.7 for the same period ended December 31, 1998. The decline in operating cash flow in the six month period ended December 31, 1999 was due to increased levels of trade receivables resulting in part from billing delays as the Company implemented its new enterprise-wide computer system in North America during the fall of 1999. Such billing delays have now largely been resolved. Additionally, included in the operating cash flow in the first six months of fiscal 1999 was an insurance recovery of $6.3 ($4.4 after-tax) related to settlement agreements reached with the Company's insurance carriers related to the shareholder litigation settled in the first quarter of fiscal 1998.

             In the first six months of fiscal 2000 the Company used $32.0 of cash in investing activities compared with $43.4 in the first six months of fiscal 1999. During the first six months of fiscal 2000, the Company increased capital expenditures from $13.3 to $25.7 due to investments in new production equipment to expand label manufacturing capacity. These increases were offset by lower expenditures for revenue equipment as well as $11.3 in payments in fiscal year 1999 relating to prior acquisitions.

             For the six month period ended December 31, 1999, $5.3 of cash was used for financing activities as compared to $22.8 of cash used for financing activities during the six month period ended December 31, 1998. The principal use of cash in financing activities during the first half of fiscal 2000 was to repay approximately $6.9 of short-term debt.

             The Company's percentage of total debt to total capital was 35.4% at December 31, 1999 as compared with 36.4% at June 30, 1999. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved, as reflected in the Company's annual audited financial statements. Under these provisions, the Company is precluded from paying cash dividends until after the preparation of its audited financial statements for fiscal year 2001 at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 458,697 shares of common stock in payment of the October 1, 1999 and January 3, 2000 dividends (and certain premium payments) on the Preferred Stock.

             The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at December 31, 1999 compared to June 30, 1999, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $2.0 million. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

             The Company requires significant cash flow to meet its debt service and other continuing obligations. As of December 31, the Company had $500.9 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures and interest on the Senior Notes. In addition, the Company expects to repay approximately $70.0 million of long-term debt during March of 2000.

             During the second quarter of fiscal 2000 the Company successfully negotiated a new $115 million three-year revolving credit agreement. No borrowings were outstanding under the facility at the end of the quarter. The facility was utilized for standby letters of credit totaling $18 million resulting in $97 million available for use under the facility. The total cost of the new facility is comparable to the previous facility. At December 31, 1999, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the new $115.0 million Revolving Credit Facility, and (iv) receivable securitization facilities. The Company believes that cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

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

             YEAR 2000 ISSUE

             YEAR 2000

             Many computer applications, processor chips embedded in many products and computers and operating systems that are not Year 2000 compliant are unable to distinguish between the calendar year 1900 and the calendar year 2000 (the "Year 2000 Issue"). The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their Year 2000 Issues. The Company has recognized the need to ensure that its business operations are not adversely affected by the calendar year 2000.

             THE COMPANY'S STATE OF READINESS

             In 1996, the Company began a project to implement a global enterprise resource planning ("ERP") system. The Company has completed the implementation of all critical ERP system sites worldwide and the upgrading and testing of all critical non-ERP systems. The Company centralized its focus on addressing the Year 2000 Issue by establishing a Year 2000 Program Management Office in order to implement a consistent approach to minimizing Year 2000 risks across the Company worldwide. The Company also assigned Project Teams in each Business Unit. The Program Management Office and the Project Teams were assisted by specialists and consultants. The inventory and assessment was completed and all critical components have passed testing. To aid in communication with the Company's customers and suppliers, the Company developed an Internet Web site that identifies the current Year 2000 status for each of the Company's products. In addition, the Company proactively contacted dealers and customers to enhance their awareness of Sensormatic product issues and apprised them of any appropriate action that needed to be taken. A survey of the Company's suppliers and service providers was conducted to insure they are working on this effort and will remain viable suppliers through calendar Year 2000. To track Year 2000 issues during the transition period and to provide additional focus as needed, the Company established a worldwide Year 2000 Command Center. This center was staffed from December 20, 1999 through January 11, 2000.

             THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

             The cost of implementing the ERP system is estimated at $40.0 million. In addition to the ERP system, the Company spent approximately $1.0 million for the cost associated with the Company's Year 2000 project.

             THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

             To date, the Year 2000 issue has not caused material operational problems for the Company, and the Company presently believes that the Year 2000 issue will not cause material operational problems for it. However, there can be no assurance that such problems will not arise as the Company and its vendors and suppliers operate their respective businesses in the early part of 2000. If the Company has not successfully identified all material Year 2000 problems, there may be an interruption in, or failure of, certain normal business activities or operations. Such interruptions or failures could have a material adverse impact on the Company's consolidated results of operations and financial condition or on its relationships with customers, suppliers or others.

             THE COMPANY'S CONTINGENCY PLANS

             The Company has developed contingency plans for all major areas of the Company and situations that may result if the Company or any of the third parties upon which the Company is dependent is impacted by the Year 2000 Issue. The Company's Year 2000 compliance program will continue to be evaluated as new information becomes available.

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

             INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

             Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: 1) changes in international operations,
             2) exchange rate risk, 3) market conditions for the Company's products, 4) the Company's ability to provide innovative and cost-effective solutions, 5) development risks, 6) changes in regulations or standards applicable to the Company's products,
             7) competition and 8) changes in the economic climate.

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

             With respect to the New Jersey, Florida and German actions involving the Company, AlliedSignal, Inc. ("Allied") and/or Vacuumschmelze GmBH ("Vacuumschmelze") described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, the Company and Honeywell Inc. ("Honeywell"), the corporate successor to Allied, have reached an agreement in principle to discontinue all such actions. The agreement in principle provides, among other things, for the grant by Honeywell to the Company of an exclusive paid-up license to the patents held by Allied which were the subject of the suits and related rights, and the payment by the Company of $8 million to Honeywell. Definitive documentation is being prepared.

             Reference is made to Item 3. Legal Proceedings of the Form 10-K for additional information relating to the actions between the Company and Allied.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             Pursuant to the terms of the Preferred Stock, the Company issued 256,207 shares of common stock in payment of the dividends payable, and certain liquidated damages under the registration agreement, on October 1, 1999. (Registration of these shares is not required because no additional consideration was paid therefor.)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders of the Company was held on November 12, 1999. The following business was transacted:

           Two company directors were voted on for re-election. The re-election of Ronald G. Assaf was voted on by 88% of the outstanding shares with 98% of those voting for the nominee and 2% voting against. The re-election of Fred A. Breidenbach was voted on by 88% of the outstanding shares with 98% of those voting for the nominee and 2% vote withheld. Accordingly, both were re-elected for a three year term expiring in the year 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             a)      Exhibits

                     10.1) Revolving Credit Agreement, dated as of December 9, 1999, between the Company and Bank of America, N.A. and other lending institutions.

                     27)       Financial Data Schedule (for SEC use only)

             b)      Reports on Form 8-K:

                     There were no reports on Form 8-K filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         SENSORMATIC ELECTRONICS CORPORATION

                                         By: /s/ GARRETT E. PIERCE
                                            ---------------------------------
                                         Garrett E. Pierce
                                         EXECUTIVE VICE PRESIDENT, CHIEF
                                         ADMINISTRATIVE OFFICER AND
                                         CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)

                                         Date: February 14, 2000