Form 10-Q
period 2000-03-31
SENSORMATIC ELECTRONICS CORP
filed 2000-05-15
CIK 88974

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

FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2000                         COMMISSION FILE NO. 1-10739


                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                            34-1024665
        ------------------------------            ----------------------
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


                                Yes [X]  No [ ]

The Registrant had outstanding 77,028,431 shares of Common Stock (par value $.01 per share) as of April 30, 2000.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX


                                    FORM 10-Q
                        NINE MONTHS ENDED MARCH 31, 2000


                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements
                 Consolidated Condensed Balance Sheets ..................       3
                 Consolidated Condensed Statements of Operations ........       4
                 Consolidated Condensed Statements of Cash Flows ........       5
                 Notes to Consolidated Condensed Financial Statements ...       6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................      12

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings ......................................      16
         Item 6. Exhibits and Reports on Form 8-K .......................      16

SIGNATURES ..............................................................      17


                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)



                                                                               (UNAUDITED)
                                                                         -----------------------
                                                                         MARCH 31,       JUNE 30,
                                                                           2000           1999
                                                                         --------       --------
                                     ASSETS

Current assets:
Cash and cash equivalents .........................................      $  171.4       $  209.0
Customer receivables, net .........................................         309.6          318.6
Inventories, net ..................................................         172.2          163.7
Current portion of deferred income taxes ..........................          31.2           31.2
Other current assets ..............................................          47.9           46.0
                                                                         --------       --------
   Total current assets ...........................................         732.3          768.5
Customer receivables - noncurrent .................................          55.0           76.5
Revenue equipment, net ............................................          66.4           71.2
Property, plant and equipment, net ................................         157.9          137.5
Costs in excess of net assets acquired, net .......................         426.5          439.7
Deferred income taxes .............................................         137.6          150.2
Patents and other assets, net .....................................         133.9          132.0
                                                                         --------       --------
   Total assets ...................................................      $1,709.6       $1,775.6
                                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt and short-term debt .............      $   56.1       $   80.4
Accounts payable ..................................................          75.9           76.0
Other current liabilities and deferred income taxes ...............         224.8          246.1
                                                                         --------       --------
   Total current liabilities ......................................         356.8          402.5
Long-term debt ....................................................         373.3          427.7
Other non-current liabilities and deferred income taxes ...........          55.5           55.7
                                                                         --------       --------
   Total liabilities ..............................................         785.6          885.9
Stockholders' equity:
Preferred stock, $.01 par value, 10.0 shares authorized
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding .....         166.3          166.7
Common stock, $.01 par value, 125.0 shares authorized, 76.9
   and 75.6 shares outstanding at March 31, 2000 and June 30, 1999,
   respectively ...................................................         758.1          743.5
Retained earnings .................................................         167.1          133.4
Treasury stock at cost and other, 1.7 shares at March 31, 2000
   and June 30, 1999 ..............................................         (11.4)         (10.4)
Accumulated other comprehensive loss ..............................        (156.1)        (143.5)
                                                                         --------       --------
   Total stockholders' equity .....................................         924.0          889.7
                                                                         --------       --------
   Total liabilities and stockholders' equity .....................      $1,709.6       $1,775.6
                                                                         ========       ========




   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                          (UNAUDITED)                    (UNAUDITED)
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            MARCH 31,                     MARCH 31,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Revenues:
Sales .........................................      $  216.6       $  203.6       $  644.0       $  594.4
Rentals .......................................           8.8           11.1           27.7           33.4
Installation, maintenance and other ...........          35.7           30.8          114.5           95.3
                                                     --------       --------       --------       --------
   Total revenues .............................         261.1          245.5          786.2          723.1
Cost of sales .................................         145.0          140.3          436.6          419.3
                                                     --------       --------       --------       --------
Gross margin ..................................         116.1          105.2          349.6          303.8
Operating expenses (income):
   Selling, general and administrative ........          70.6           66.7          215.0          212.0
   Provision for doubtful accounts ............           5.8            5.0           17.9           14.8
   Restructuring reversal .....................          (8.3)            --           (8.3)            --
   Research, development and engineering ......           7.9            5.9           21.6           19.5
   Amortization of intangible assets ..........           5.7            5.6           17.4           16.4
                                                     --------       --------       --------       --------
      Total operating costs and expenses ......          81.7           83.2          263.6          262.7
                                                     --------       --------       --------       --------
Operating income ..............................          34.4           22.0           86.0           41.1
                                                     --------       --------       --------       --------
Other (expenses) income:
   Interest income ............................           4.4            4.9           13.5           12.9
   Interest expense ...........................         (10.2)         (11.0)         (31.3)         (33.5)
   Litigation recoveries ......................           0.5             --            0.5            6.3
   Other, net .................................          (1.6)          (2.2)          (4.7)          (4.0)
                                                     --------       --------       --------       --------
      Total other expenses ....................          (6.9)          (8.3)         (22.0)         (18.3)
                                                     --------       --------       --------       --------
Income before income taxes ....................          27.5           13.7           64.0           22.8
Provision for income taxes ....................           7.9            4.5           21.3            7.7
                                                     --------       --------       --------       --------
   Net Income .................................      $   19.6       $    9.2       $   42.7       $   15.1
                                                     ========       ========       ========       ========

Earnings applicable to common stockholders ....      $   16.7       $    6.5       $   33.7       $    6.7
                                                     ========       ========       ========       ========

Basic earnings per common share ...............      $   0.22       $   0.09       $   0.44       $   0.09
                                                     ========       ========       ========       ========
Diluted earnings per common share .............      $   0.22       $   0.09       $   0.44       $   0.09
                                                     ========       ========       ========       ========
Number of shares used in computation
   of Basic earnings per common share .........          76.7           75.2           76.2           74.8
                                                     ========       ========       ========       ========
Number of shares used in computation
   of Diluted earnings per common share .......          77.9           75.7           77.2           75.0
                                                     ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)



                                                                               (UNAUDITED)
                                                                           -------------------
                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           -------------------
                                                                            2000         1999
                                                                           ------       ------
Cash flows from operating activities:
   Net income .......................................................      $ 42.7       $ 15.1
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization .................................        47.3         49.1
      Net changes in operating assets and liabilities,
        net of effects of acquisitions and divestitures:
           Decrease in receivables and sales-type leases ............        25.2         45.7
           (Increase)/decrease in inventories .......................        (8.3)        10.4
           Decrease in restructuring accruals .......................       (11.5)        (7.6)
           Other operating assets and liabilities, net ..............        (3.8)        (6.3)
                                                                           ------       ------
      Net cash provided by operating activities .....................        91.6        106.4
                                                                           ------       ------
Cash flows from investing activities:
   Capital expenditures .............................................       (38.6)       (20.7)
   Increase in revenue equipment, net ...............................        (7.3)       (17.6)
   Additional investment in acquisitions and intangible assets ......        (6.8)       (16.9)
   Other, net .......................................................         0.6          1.1
                                                                           ------       ------
      Net cash used in investing activities .........................       (52.1)       (54.1)
                                                                           ------       ------
Cash flows from financing activities:
   Debt payments ....................................................       (78.8)       (33.5)
   Proceeds from issuance of common stock under employee benefit
     plans ..........................................................         4.1           --
   Other, net .......................................................        (1.4)         0.7
                                                                           ------       ------
      Net cash used in financing activities .........................       (76.1)       (32.8)
                                                                           ------       ------
   Effect of foreign currency translation on cash balances ..........        (1.0)        (2.8)
                                                                           ------       ------
Net increase (decrease) in cash .....................................       (37.6)        16.7
Cash and cash equivalents at beginning of the year ..................       209.0        127.0
                                                                           ------       ------
Cash and cash equivalents at end of the period ......................      $171.4       $143.7
                                                                           ======       ======



   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (DOLLARS IN MILLIONS)


1.       BASIS OF PRESENTATION

         The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         Certain prior year amounts have been reclassified to conform to current year's presentation.

2.       RESTRUCTURING

         The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of March 31, 2000:

1996 RESERVE

                                                                                                ACCRUAL
                                                                            UTILIZATION       BALANCE AT
                                                            1996        ------------------     JUNE 30,
                                                          PROVISION     CASH      NON-CASH       1996
                                                          ---------     -----     --------    ----------
         Product rationalization, related
            equipment charges and other ..............      $45.3       $   --      $(34.2)       $11.1
         Closure of facilities and related costs .....       23.5         (1.0)       (1.6)        20.9
         Employee termination and related costs ......       16.5        (10.4)       (0.7)         5.4
                                                            -----       ------      -------       -----
               Total .................................      $85.3       $(11.4)     $(36.5)       $37.4
                                                            =====       ======      =======       =====
         Inventory write downs recorded as
            a component of cost of sales: ............      (19.6)          --        10.6         (9.0)
                                                            -----       ------      -------       -----
               Total .................................      $65.7       $(11.4)     $(25.9)       $28.4
                                                            =====       ======      =======       =====

1996 RESERVE (CONTINUED)


                                                           ACCRUAL                                          ACCRUAL
                                                         BALANCE AT        UTILIZATION                    BALANCE AT
                                                           JUNE 30,     ------------------     RESERVE      JUNE 30,
                                                            1996        CASH      NON-CASH  REALLOCATIONS    1997
                                                         ----------     -----     --------  ------------- ----------
         Product rationalization,
            related equipment
            charges and other ........................      $11.1       $  --       $(12.4)     $ 2.8       $ 1.5
         Closure of facilities
            and related costs ........................       20.9        (1.4)        (6.5)      (7.3)        5.7
         Employee termination
            and related costs ........................        5.4        (6.6)          --        4.5         3.3
                                                            -----       -----       ------      -----       -----
            Total ....................................      $37.4       $(8.0)      $(18.9)     $  --       $10.5
                                                            =====       =====       ======      =====       =====
         Inventory write downs
            recorded as a component
            of cost of sales .........................       (9.0)                     9.0                     --
                                                            -----       -----       ------      -----       -----
            Total ....................................      $28.4       $(8.0)      $ (9.9)     $  --       $10.5
                                                            =====       =====       ======      =====       =====

                                                             ACCRUAL                                        ACCRUAL
                                                           BALANCE AT            UTILIZATION               BALANCE AT
                                                            JUNE 30,       -------------------------        JUNE 30,
                                                              1997           CASH          NON-CASH           1998
                                                           ----------      ---------       ---------       ---------
         Product rationalization, related
            equipment charges and other ..............      $     1.5      $      --       $    (1.1)      $     0.4
         Closure of facilities and related costs .....            5.7           (0.7)            0.2             5.2
         Employee termination and related costs ......            3.3           (3.3)             --              --
                                                            ---------      ---------       ---------       ---------
            Total ....................................      $    10.5      $    (4.0)      $    (0.9)      $     5.6
                                                            =========      =========       =========       =========


1996 RESERVE (CONTINUED)

                                                             ACCRUAL                                        ACCRUAL
                                                           BALANCE AT            UTILIZATION              BALANCE AT
                                                            JUNE 30,       -------------------------       JUNE 30,
                                                              1998           CASH          NON-CASH          1999
                                                            ---------      ---------       ---------      ---------
         Product rationalization, related
            equipment charges and other ..............      $     0.4      $      --       $      --      $     0.4
         Closure of facilities and related costs .....            5.2           (0.4)             --            4.8
         Employee termination and related costs ......             --             --              --             --
                                                            ---------      ---------       ---------      ---------
            Total ....................................      $     5.6      $    (0.4)      $      --      $     5.2
                                                            =========      =========       =========      =========


1996 RESERVE (CONTINUED)

                                                            ACCRUAL                                                     ACCRUAL
                                                           BALANCE AT                            UTILIZATION           BALANCE AT
                                                            JUNE 30,         2000          ------------------------     MARCH 31,
                                                              1999        (REVERSALS)        CASH          NON-CASH       2000
                                                            ---------     -----------      ---------       ---------   ----------
                                                                               (2)
         Product rationalization, related
            equipment charges and other ..............      $     0.4      $    (0.4)      $      --       $      --   $      --
         Closure of facilities and related
            costs ....................................            4.8           (2.5)           (0.1)             --         2.2
         Employee termination and related
            costs ....................................             --             --              --              --          --
                                                            ---------      ---------       ---------       ---------   ---------
            Total ....................................      $     5.2      $    (2.9)      $    (0.1)      $      --   $     2.2
                                                            =========      =========       =========       =========   =========


1997/1998 RESERVE


                                                                        ACCRUAL                                           ACCRUAL
                                                                      BALANCE AT       1998           UTILIZATION       BALANCE AT
                                                              1997      JUNE 30,    ADDITIONS/   ---------------------   JUNE 30,
                                                           PROVISION      1997     (REVERSALS)    CASH        NON-CASH     1998
                                                           ---------  ----------   -----------   -------      --------  ---------
         Product rationalization, related
            equipment charges and other ..............      $   2.9     $   2.9      $    --     $    --       $  (1.6)   $   1.3
         Closure of facilities and related
            Costs (1) ................................          6.5         3.6          8.8         0.2          (5.6)       7.0
         Employee termination and related
            costs ....................................          0.5         0.5         20.4       (10.4)           --       10.5
         Non-core business divestitures ..............         16.9        16.9         (7.3)         --            --        9.6
                                                            -------     -------      -------     -------       -------    -------
            Total ....................................      $  26.8     $  23.9      $  21.9     $ (10.2)      $  (7.2)   $  28.4
                                                            -------     -------      -------     -------       -------    -------
         Inventory write downs recorded
            as a component of cost of sales ..........           --        (4.2)          --          --           3.6       (0.6)
                                                            -------     -------      -------     -------       -------    -------
            Total ....................................      $  26.8     $  19.7      $  21.9     $ (10.2)      $  (3.6)   $  27.8
                                                            =======     =======      =======     =======       =======    =======


                                                             ACCRUAL                                         ACCRUAL
                                                           BALANCE AT              UTILIZATION             BALANCE AT
                                                             JUNE 30,       -------------------------       JUNE 30,
                                                               1998           CASH          NON-CASH          1999
                                                           ----------       ---------       ---------       ---------
         Product rationalization, related
            equipment charges and other ..............      $     1.3       $      --       $    (1.1)      $     0.2
         Closure of facilities and related costs .....            7.0            (1.3)            0.1             5.8
         Employee termination and related costs ......           10.5            (6.7)             --             3.8
         Non-core business divestitures ..............            9.6            (0.4)             --             9.2
                                                            ---------       ---------       ---------       ---------
            Total ....................................      $    28.4       $    (8.4)      $    (1.0)      $    19.0
                                                            ---------       ---------       ---------       ---------
         Inventory write downs recorded
            as a component of cost of sales ..........           (0.6)             --             0.6              --
                                                            ---------       ---------       ---------       ---------
            Total ....................................      $    27.8       $    (8.4)      $    (0.4)      $    19.0
                                                            =========       =========       =========       =========


1997/1998 RESERVE (CONTINUED)


                                                             ACCRUAL                                                     ACCRUAL
                                                           BALANCE AT         2000                UTILIZATION          BALANCE AT
                                                             JUNE 30,    REALLOCATIONS/    ------------------------     MARCH 31,
                                                              1999        (REVERSALS)        CASH          NON-CASH       2000
                                                           ----------    --------------    ---------       ---------    ---------
                                                                              (2)
         Product rationalization, related
            equipment charges and other ..............      $     0.2      $    (0.2)      $      --       $      --    $      --
         Closure of facilities and related costs .....            5.8           (4.2)           (1.4)             --          0.2
         Employee termination and related costs ......            3.8            2.5            (1.7)             --          4.6
         Non-core business divestitures ..............            9.2           (3.5)             --            (4.8)         0.9
                                                            ---------      ---------       ---------       ---------    ---------
            Total ....................................      $    19.0      $    (5.4)      $    (3.1)      $    (4.8)   $     5.7
                                                            =========      =========       =========       =========    =========


(1) The 1997 provision of $6.5 million includes $2.9 million charged directly to the impaired assets.

(2) During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges (consisting of $2.9 million and $5.4 million associated with the 1996 and 1997/1998 restructuring plans, respectively) as a result of revised estimates to its original restructuring plans. The reversal relates primarily to actions pertaining to the closure of certain North America facilities, which are no longer going to be undertaken given the increased demand for labels and required manufacturing capacity, and remeasurements of European restructuring requirements based on decisions not to exit certain countries.

3.       CUSTOMER RECEIVABLES

         Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at March 31, 2000 and June 30, 1999 are summarized as follows:


                                                                        MARCH 31,       JUNE 30,
                                                                          2000            1999
                                                                       ---------       ---------
         Trade accounts receivable due within 1 year ............      $   322.3       $   306.1
         Allowance for doubtful accounts ........................          (40.5)          (30.6)
                                                                       ---------       ---------
         Total trade accounts receivable, net ...................      $   281.8       $   275.5
                                                                       =========       =========

         Deferred receivables ...................................      $     1.6       $     9.6
         Installment receivables ................................           38.3            34.1
         Allowance for doubtful accounts ........................           (3.6)           (5.2)
         Unearned interest and maintenance ......................          (26.8)          (21.4)
                                                                       ---------       ---------
            Total deferred and installment receivables, net .....            9.5            17.1
             Less: Amounts due within 1 year, net ...............           (6.2)          (14.3)
                                                                       ---------       ---------
             Total noncurrent deferred and installment
               receivables, net .................................      $     3.3       $     2.8
                                                                       =========       =========

         Sales-type leases-minimum lease payments receivable ....      $   107.8       $   144.3
         Allowance for uncollectible minimum lease payments .....           (8.1)          (11.5)
         Unearned interest and maintenance ......................          (26.4)          (30.3)
                                                                       ---------       ---------
             Total sales-type leases, net .......................           73.3           102.5
         Less: Amounts due within 1 year, net ...................          (21.6)          (28.8)
                                                                       ---------       ---------
             Total noncurrent sales-type leases, net ............      $    51.7       $    73.7
                                                                       =========       =========
         Total customer receivables .............................      $   364.6       $   395.1
         Less: Amounts due within 1 year, net ...................          309.6           318.6
                                                                       ---------       ---------
              Total noncurrent customer receivables .............      $    55.0       $    76.5
                                                                       =========       =========


4.       INVENTORY

         Inventories are summarized as follows:


                                                            MARCH 31,        JUNE 30,
                                                              2000             1999
                                                            ---------       ---------
         Finished goods ..............................      $   140.0       $   135.7
         Parts .......................................           50.8            45.2
         Work-in-process .............................           10.2            11.2
                                                            ---------       ---------
                                                                201.0           192.1

         Less allowance for excess and obsolete
           inventory .................................          (28.8)          (28.4)
                                                            ---------       ---------

                  Total inventories, net .............      $   172.2       $   163.7
                                                            =========       =========


5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           MARCH 31,                  MARCH 31,
                                                    ----------------------    ----------------------
                                                       2000         1999         2000         1999
                                                    ---------    ---------    ---------    ---------
         NUMERATOR:
         Net income                                 $    19.6    $     9.2    $    42.7    $    15.1
         Less: Preferred stock dividends                 (2.9)        (2.7)        (9.0)        (8.4)
                                                    ---------    ---------    ---------    ---------
         Earnings applicable to common              $    16.7    $     6.5    $    33.7    $     6.7
                                                    =========    =========    =========    =========
         stockholders

         DENOMINATOR:
         Basic EPS - weighted average shares             76.7         75.2         76.2         74.8
         Dilutive effect: Stock options                   1.2          0.5          1.0          0.2
                                                    ---------    ---------    ---------    ---------
         Diluted EPS - weighted average shares           77.9         75.7         77.2         75.0
                                                    =========    =========    =========    =========
         Basic earnings per share                   $    0.22    $    0.09    $    0.44    $    0.09
                                                    =========    =========    =========    =========
         Diluted earnings per share                 $    0.22    $    0.09    $    0.44    $    0.09
                                                    =========    =========    =========    =========


6.       COMPREHENSIVE INCOME

         For the three months ended March 31, 2000 and 1999, comprehensive income (loss) was $9.0 million and $(26.9) million, respectively. For the nine months ended March 31, 2000 and 1999, comprehensive income
         (loss) was $30.1 million and $(11.3) million, respectively.

7.       SEGMENT INFORMATION

         The Company has changed the organization of its operations as previously reported. The reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").


                                     THREE MONTHS
                                        ENDING
                                       MARCH 31,   AMERICAS        EMEA        OTHER(1)        TOTAL
                                     -----------   --------      --------     ----------      --------
         Revenues                        2000      $  157.5      $  103.6      $     --       $  261.1
                                         1999      $  149.6      $   95.9      $     --       $  245.5

         Operating income (loss)         2000      $   21.8      $    4.3      $    8.3       $   34.4
                                         1999      $   23.7      $   (1.7)     $     --       $   22.0



                                      NINE MONTHS
                                        ENDING
                                       MARCH 31,   AMERICAS         EMEA         OTHER (1)       TOTAL
                                      ----------   --------       --------       --------      --------
         Revenues                        2000      $  483.6       $  302.6       $     --      $  786.2
                                         1999      $  432.2       $  290.9       $     --      $  723.1

         Operating income (loss)         2000      $   71.2       $    6.5       $    8.3      $   86.0
                                         1999      $   52.6       $  (11.5)      $     --      $   41.1


(1) During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges consisting of $4.1 million and $4.2 million pertaining to Americas and EMEA, respectively.

8.       DEBT

         The Company is party to a three-year $115.0 million revolving Credit Agreement dated as of December 9, 1999 (the "Revolving Credit Facility") with a syndicate of financial institutions. The Revolving Credit Facility replaced the $250.0 million Amended and Restated Multicurrency Revolving Credit Agreement dated as of March 18, 1997 with a syndicate of financial institutions which terminated in accordance with its terms. On March 21, 2000, the amount available under the Revolving Credit Facility was increased from $115.0 million to $125.0 million. As of March 31, 2000, $108 million was available for use under the Revolving Credit Facility, net of $17.0 million related to letters of credit.

         The credits extended under the Revolving Credit Facility are unsecured obligations of the Company and the subsidiary borrowers, ranking the same as with all of their other unsecured, unsubordinated indebtedness (including, without limitation, the Senior Notes).

         During the third quarter of fiscal 2000, the Company retired $70 million of long-term debt.

9.       LITIGATION

         With respect to the New Jersey, Florida and German actions involving the Company, AlliedSignal, Inc. ("Allied") and/or Vacuumschmelze GmBH ("Vacuumschmelze") described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and Quarterly Reports on Form 10-Q for the quarters ended September 30, and December 31, 1999, during the third quarter of fiscal 2000, the Company and Honeywell Inc. ("Honeywell"), the corporate successor to Allied, reached an agreement to discontinue all such actions. The agreement provides, among other things, for the assignment by Honeywell to the Company of certain patents held by Honeywell which were the subject of the suits and related patents and applications, the grant by Honeywell to the Company of an exclusive paid-up license under certain other patents and rights, certain covenants not to sue, and the payment by the Company of $8.0 million to Honeywell in consideration of such patent assignment and license.

         The Company granted certain license rights, outside the Company's Electronic Article Surveillance business, under the patent rights assigned to it back to Honeywell for use in Honeywell's business. The agreement also provides for Sensormatic and Honeywell to cooperate in efforts to enable Honeywell to qualify as an additional source of magnetic material for Ultra*Max labels.

         On March 24, 2000, the Company made the $8.0 million payment to Honeywell and was also reimbursed $1.2 million by Vacuumschmelze in connection with the litigation. The net amount of $6.8 million was capitalized and included under "Patents and other assets, net" in the Consolidated Condensed Balance Sheets.

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

10.      ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company plans to adopt SAB 101 in the first quarter of fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

         The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, given the Company's current use of derivatives and hedging activities, the Company does not believe the effect of adopting SFAS 133 will be material to its consolidated financial statements.

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

         Following the reorganization of the Company's sales regions, the Company now reports performance for two business segments: (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific, or EMEA.

         RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

         REVENUES

         For the third quarter of fiscal 2000, revenues increased $15.6 million, or 6.3%, to $261.1 million compared to revenues of $245.5 million for the same period in fiscal 1999. For the first nine months of fiscal 2000, revenues were $786.2 million compared to $723.1 million for the first nine months of fiscal 1999, an 8.7% increase. Improved performance in the Company's EMEA operations was the primary contributor to the current quarter's revenue growth. For both current year periods, results were adversely impacted by the weakening of Euro-based currencies against the U.S. dollar.

         For the third quarter of fiscal 2000, Americas revenues increased 5.3% to $157.5 million from $149.6 million for the third quarter of fiscal 1999. For the nine months ended March 31, 2000, Americas revenue increased to $483.6 million, or 11.9%, from $432.2 million for the equivalent period in fiscal 1999. Sales of anti-shoplifting equipment and supplies in the Americas rose 10.3% during the quarter over the prior year period, while aggregate sales of video and access control product declined 9.0%. Sales of video products in the Americas were impacted by recent pricing pressures related to surveillance cameras.

         EMEA reported an 8.0% increase in revenues from $95.9 million to $103.6 million for the third quarter of fiscal 2000 as compared to the same period for fiscal 1999. The strength in EMEA was geographically broad-based, and product sales to Asia/Pacific retailers were particularly strong during the quarter. For the nine months ended March 2000, EMEA reported a revenue increase of 4.0% to $302.6 million from $290.9 million for the same period of fiscal year 1999. Sales of anti-shoplifting equipment and supplies in EMEA rose 12.3% during the quarter over the prior year period, and aggregate sales of video and access control product increased 6.1%.

         Revenue improvements in both segments were driven by Ultra*Max. Revenues for the Ultra*Max product, the Company's flagship anti-shoplifting line, grew 24.1% for the current quarter compared to the third quarter of fiscal 1999, from $100.1 million to $124.2 million, and 15.2% for the first nine months of fiscal 2000 versus the same period a year ago, from $293.0 million to $337.6 million. Total label revenues increased 23.7% from $27.8 million for the third quarter in fiscal 1999 to $34.4 million for the current quarter, making label products a significant source of recurring revenues for the Company. Included in the increase in total label revenues, source tagging unit volume increased 96.0% as more than one billion source tagging labels were sold during the first nine months of fiscal 2000. Global sales of video products declined 3.7%, from $67.9 million for the third quarter of fiscal 1999 to $65.4 million for the current third quarter, due to increasing price competition. On a year-to-date basis, sales of video products increased 7.1% from $198.5 million for the nine-month period ended March 31, 1999 to $212.6 million for the first nine months of fiscal 2000.

         The Company is investing increasing amounts in new product development and specifically in digital video products to maintain its technology and market leadership. Access control revenues increased slightly to $11.3 million, or 1.4%, in the current third quarter compared to the third quarter of fiscal 1999, a slower pace than the first half of fiscal 2000, as expected. On a year-to-date basis, access control revenues grew 18.9% from $31.5 million for the prior year period to $37.5 million for the current nine-month period.

         GROSS MARGINS, OPERATING EXPENSES AND OPERATING INCOME

         Gross margin improved for both the third quarter and the first nine months of fiscal 2000 compared with the prior year periods. Gross margin for the third quarter of fiscal 2000 was 44.5% compared with 42.9% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, gross margin was 44.5% compared with 42.0% in the prior year period. The higher gross margins relative to fiscal 1999 reflect product cost reductions, efficiency improvements in the Company's manufacturing facilities and improved profitability of service.

         Operating expenses for the third quarter of fiscal 2000 were $90.0 million (34.5% of revenues), excluding the reversal of restructuring charges totaling $8.3 million, compared with $83.2 million (33.9% of revenues) in the third quarter of fiscal 1999, an increase of 8.2%, but relatively flat with the first and second quarters of fiscal 2000. For the first nine months of fiscal 2000, operating expenses, excluding the reversal of restructuring charges, were $271.9 million (34.6% of revenues), compared with operating expenses of $262.7 million (36.3% of revenues) in the prior year period, an increase of 3.5%. Operating expenses for the third quarter and first nine months of fiscal 2000 reflect increases due to higher sales volume, increased research and development expenditures, and investments in strategic marketing programs.

         Provision for doubtful accounts, as a percentage of revenue, was 2.3% for both the third quarter and first nine months of fiscal 2000, as compared with 2.0% for both corresponding prior year periods.

         Research, development and engineering expenses increased 33.4% from $5.9 million, or 2.4% of revenue, to $7.9 million or 3.0% of revenue, in the three months ended March 31, 2000 as compared to the same period in fiscal 1999. Research, development and engineering expenses for the first nine months of fiscal 2000 were $21.6 million compared to $19.5 million for the same period in fiscal 1999, a 10.8% increase. The Company continues to invest in high-potential technologies including radio frequency identification RFID/Smart EAS and digital video.


         Operating income continued to improve in the third quarter and first nine months of fiscal 2000 compared with the prior year periods. Operating income for the third quarter of fiscal 2000, excluding the reversal of $8.3 million in restructuring reserves, increased 18.6% to $26.1 million, or 10.0% of revenues, compared to $22.0 million, or 9.0% of revenues, in the third quarter of fiscal 1999. Operating income for the first nine months of fiscal 2000, excluding the reversal of $8.3 million in restructuring reserves, increased 89% to $77.7 million, or 9.9% of revenues, compared to $41.1 million, or 5.7% of revenues, for the first nine months of fiscal 1999. The increase in operating income was a result of revenue growth, improved gross margin, and controlling operating expenses, partially offset by increased research, development and engineering expenses.

         RESTRUCTURING

         During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges as a result of revised estimates to its original restructuring plans. The reversal relates primarily to actions pertaining to the closure of certain North America facilities, which are no longer going to be undertaken given the increased demand for labels and required manufacturing capacity, and remeasurements of European restructuring requirements based on decisions not to exit certain countries.

         OTHER (EXPENSES) INCOME AND TAXES

         Net interest and other expenses of $7.4 million and $22.5 million for the third quarter and first nine months of fiscal 2000, respectively, reflected a decrease of $0.9 million and $2.1 million respectively, from the comparable periods of fiscal 1999 after adjusting for litigation recoveries. Strong free cash flow and lower debt levels drove this decline in interest expense. Increases in the Company's cash levels and short-term investments yielded higher interest income for the nine months ended March 2000. Cash and cash equivalents totaled $171.4 million at March 31, 2000 compared to $143.7 million at March 31, 1999. Litigation recovery of $0.5 million in the third quarter of fiscal 2000 and insurance recovery of $6.3 million in the second quarter of fiscal 1999 resulted from settlement agreements related to the shareholder litigation settled in the first quarter of fiscal 1998.

         The provision for income taxes for the third quarter and first nine months of fiscal 2000 is based on an estimated effective annual consolidated tax rate of 32.0%. The provision for income taxes for the third quarter and first nine months of fiscal 1999 was based on a then estimated effective annual consolidated tax provision of 30.0%. The increased effective tax rate is due primarily to the mix of earnings and income tax rates of international subsidiaries.

         The Company reported earnings applicable to common stockholders of $16.7 million, or $0.22 per share, for the third quarter of fiscal 2000. This included an $0.08 per share benefit from the reversal of $8.3 million pre-tax restructuring reserves and litigation recovery of $0.5 million. Excluding this reversal and recovery, earnings were $0.14 per share, an increase of 55.6% compared with earnings applicable to common stockholders of $6.5 million, or $0.09 per share, in the third quarter of fiscal 1999. Excluding restructuring reversals and insurance recoveries, the Company reported earnings applicable to common stockholders of $27.5 million, or $0.36 per share, for the first nine months of fiscal 2000 as compared with earnings applicable to common stockholders of $2.4 million or $0.03 per share, for the same period in fiscal 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000, cash and cash equivalents decreased $37.6 million to $171.4 million. For the nine-month period ended March 31, 2000, cash flow provided by operating activities was $91.6 million compared with $106.4 million for the same period a year ago. The decline in operating cash flow in the nine-month period ended March 31, 2000 was due primarily to a planned increase in inventories to meet expected fourth quarter product requirements. Included in cash flow from operations for the nine-month periods ended March 31, 2000 and March 31, 1999 were litigation recoveries of $0.5 million and $6.3 million, respectively. These litigation recoveries resulted from settlement agreements related to the shareholder litigation settled in the first quarter of fiscal 1998.

         In the first nine months of fiscal 2000, the Company used $52.1 million of cash in investing activities compared with $54.1 million in the first nine months of fiscal 1999. During the first nine months of fiscal 2000, the Company increased capital expenditures from $20.7 million to $38.6 million due to investments in new production equipment to expand label manufacturing capacity to meet increasing global demand. These increases were offset by lower expenditures for revenue equipment.

         For the nine-month period ended March 31, 2000, $76.1 million of cash was used for financing activities as compared to $32.8 million during the nine-month period ended March 31, 1999. The principal use of cash in financing activities during the first nine months of fiscal 2000 was to retire $70 million of long-term debt partially offset by proceeds of $4.1 million from exercises of stock options.

         The Company's percentage of total debt to total capital was 31.7% at March 31, 2000 as compared with 36.4% at June 30, 1999. Certain of the Company's financial agreements currently prohibit the payment of cash dividends, as well as the purchase of Company securities, until certain profit levels are achieved, as reflected in the Company's annual audited financial statements. Under these provisions, the Company is precluded from paying cash dividends until after the preparation of its audited financial statements for fiscal year 2001, at the earliest. The Company intends to pay any dividends declared on the Convertible Preferred Stock with shares of Common Stock prior to the time it is able to pay such cash dividends. The Company issued approximately 614,791 shares of common stock in payment of the October 1, 1999, January 3, 2000 and April 3, 2000 dividends (and certain premium payments) on the Preferred Stock.

         The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at March 31, 2000, compared to June 30, 1999, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $9.3 million. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

         The Company requires significant cash flow to meet its debt service and other continuing obligations. As of March 31, 2000, the Company had $429.4 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, potential acquisitions, interest and a $50.0 million principal payment on the Senior Notes due on March 31, 2001.

         On December 9, 1999, the Company entered into a new $115 million three-year revolving credit agreement, which was increased to $125 million on March 21, 2000. No borrowings were outstanding under the facility at the end of the current quarter. As of March 31, 2000, the facility was utilized for standby letters of credit totaling $17 million resulting in $108 million available for use under the facility. The total cost of the new facility is comparable to the previous facility. At March 31, 2000, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the new $125.0 million Revolving Credit Facility, and
         (iv) receivable securitization facilities. The Company believes that cash flow from operations together with borrowings under the Revolving Credit Facility and receivable securitizations will be sufficient to meet its liquidity needs for the foreseeable future.

         YEAR 2000 ISSUE

         Since January 1, 2000, the Company has experienced no disruptions in its business operations as a result of Year 2000 compliance problems and received no reports of any Year 2000 compliance issues from either internal or external sources. Nonetheless, some problems related to Year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with the Company's own products and services or with third-party products or technology. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems, which would significantly impact its operations.

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


                           PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         With respect to the New Jersey, Florida and German actions involving the Company, AlliedSignal, Inc. ("Allied") and/or Vacuumschmelze GmBH ("Vacuumschmelze") described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Form 10-K") and Quarterly Reports on Form 10-Q for the quarters ended September 30, and December 31, 1999, the Company and Honeywell Inc. ("Honeywell"), the corporate successor to Allied, have reached an agreement to discontinue all such actions. The agreement provides, among other things, for the assignment by Honeywell to the Company of certain patents held by Honeywell which were the subject of the suits and related patents and applications, the grant by Honeywell to the Company of an exclusive paid-up license under certain other patents and rights, certain covenants not to sue, and the payment by the Company of $8 million to Honeywell in consideration of such patent assignment and license. The Company granted certain license rights, outside the Company's core Electronic Article Surveillance business, under the patent rights assigned to it back to Honeywell for use in Honeywell's business. The agreement also provides for Sensormatic and Honeywell to cooperate in efforts to enable Honeywell to qualify as an additional source of magnetic material for Ultra*Max labels.

         Reference is made to Item 3. Legal Proceedings of the Form 10-K for additional information relating to the actions between the Company and Allied.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits.

                           10.1     Amendment No. 1 to Credit Agreement

                           27       Financial Data Schedule (for SEC use only)

                  b)       Reports on Form 8-K:

                           There were no reports on Form 8-K filed during the three-month period ended March 31, 2000.

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

                                          Date: May 15, 2000