Form 10-K
period 2000-06-30
SENSORMATIC ELECTRONICS CORP
filed 2000-09-28
CIK 88974

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

       FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                                      NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 19, 2000 was $1,141,776,708.

As of September 19, 2000, there were 77,109,340 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Sensormatic Electronics Corporation is the global leader in electronic security. We develop, manufacture, market, distribute and service the most advanced lines of integrated security products for article protection, video surveillance, access control and asset tracking. We have three product divisions: electronic article surveillance ("EAS") systems, video systems, including closed circuit television ("CCTV"), and access control and asset tracking and management systems. Our EAS products include reusable hard tags and disposable labels used with our detection and deactivation systems. Our video systems include various types of micro-processor-controlled CCTV cameras, digital recording devices and monitoring systems. Our access control and asset management systems provide intelligent tagging, tracking and access systems to monitor the movements of people and/or assets.

We have maintained our focus on developing products and services that directly answer the diverse requirements of our extensive customer base. During the past year, we issued more than 60 new product releases. Our customers include 93 of the top 100 retailers in the world, as well as more than half of the Fortune 500 companies. We have created an unmatched selection of integrated security solutions to traditional security problems in a wide range of industries. At the same time, we are introducing advanced product applications and "suites" for the extended security needs of modern businesses, with their complex, geographically distributed operations, facilities and supply chains.

Established in 1966, we employ approximately 5,500 individuals. We have one of the largest network of sales, service and support professionals in our industry, along with an extensive network of third party dealers and distributors, meeting the needs of customers in 113 countries. We operate in two geographically segmented business units and reportable business segments: Americas (including North and Latin America) and EMEA (including Europe, the Middle East, Africa and Asia Pacific).

Certain information about our reportable segments is contained in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this report.

Our principal executive offices are located at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "we", the "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

BUSINESS STRATEGY

Our core strategy is to continue to build products and deliver services that our customers want, and to continually develop new products and applications to anticipate and meet their expanding needs. We believe that the successful implementation of our restructuring and infrastructure rebuilding programs over the past several years, and the reorganization of business units effected in fiscal 2000, provide a solid foundation for renewed controlled growth.

Today's security applications primarily involve automatic sensing of articles and people: EAS, video surveillance and digital recording, access control, and article tracking. We are in the process of expanding these traditional security applications into a comprehensive securing of today's business under the "Sensormatic" brand. This would include fields such as operations management, inventory control, intelligent EAS, monitoring services, and auto ID. As part of this transition, we have adopted the marketing phrase "from Today's Security Business to Securing Today's Business."

Extended Security Technologies. In order to deliver these expanded products and services, we plan to develop a fully integrated suite of products and knowledge-based technologies that we are calling Extended Security Technologies(TM), or EST(TM). Our existing products form the backbone for EST. For example, we already sell and install EAS systems integrated with video, digital video management and access control technologies. Our SensorID Group is designing products that integrate the data collection and tracking capabilities of radio frequency identification ("RFID") with the security capabilities of our acousto-magnetic Ultra-Max(R) EAS technology. We anticipate that our Extended Security Technologies will have retail applications such as self-checkout, enhanced inventory management, stock cycle counts and combating theft and returns fraud, while manufacturers will be able to use them for process and quality control, productivity assessment, anti-diversion and inventory tracking.

In order to achieve our goals, we plan to develop and acquire new product technologies by

     - Significantly expanding research and development. Over the next three fiscal years, we expect to increase our investment in research and development from 2.6% in fiscal 2000 to 5% of revenues;

     - Continuing to partner with leaders in complementary technologies in order to expand the capabilities we can offer customers. For example, using technology developed with one of these partners, our customers can mine digitized video over the Internet; and

     - Making strategic and/or technology-based acquisitions. We recently acquired companies with cutting-edge video management, object tracking and Internet video transmission technology, and anticipate making further acquisitions to supplement our internal research and development.

We work closely with our customers to customize our products in response to their requirements. During the past year, we have adapted and customized outdoor EAS systems for use in garden centers and other outdoor merchandisers, a hand-held deactivator for mass merchandisers and a customized Ultra-Max EAS label for the book industry. In addition to assuring a satisfied customer, these initiatives enable us to offer the marketplace the products it wants.

Delivering Superior, Value-Added Service. Reinforcing our commitment to delivering superior service to our customers, we formed Global Services as a new business unit to ensure the delivery of quality products and services worldwide. We intend to make the Global Services business unit profitable for fiscal 2001.

Source Tagging. A major catalyst for the growth of our EAS product line is our Source Tagging business. Source tagging means applying anti-theft labels to products or packaging as part of the manufacturing or packing process. Source tagging permits retailers to receive products pre-tagged with electronic security devices, so they can speed merchandise to the selling floor and permit their personnel to focus on customer service. Source tagging also presents advantages for manufacturers by making their products more attractive to their retail customers and, by permitting the open display of their merchandise, increasing sales.

Our Ultra-Max technology is particularly well-suited to source tagging. In 2000, Ultra-Max source tagging programs were adopted or significantly expanded by a number of major retailers, including Wal-Mart, CVS, Kmart and The Home Depot, and it has been recommended by numerous trade associations around the world, including those representing the music, DVD, perfume and "do-it-yourself" industries. Our source tagging programs were a major factor in the strong growth in sales of our Ultra-Max labels, with more than 1.65 billion labels sold for source tagging in 2000. These programs are also a major source of recurring revenues.

BUSINESS ORGANIZATION

The Company is organized into two principal geographical sales organizations, which are the Company's reportable segments: Americas (including North and Latin America) and EMEA (including, Europe, the Middle East, Africa and Asia Pacific). These geographical sales organizations are responsible for bringing to market to all customers within their respective regions all of the Company's products and services. The Company is also organized into four Global Divisions: Electronic Article Surveillance (EAS), Access Control, Video Systems and Global Services. All of the Company's products are supported by an extensive quality control program and supply chain management. Sensormatic formed its SensorID Group to explore the many possible applications of combining radio frequency identification technology with Ultra-Max to address the needs of the extended supply chain. The recently formed Global Services Division has as its mission to ensure the delivery and installation of quality products and services worldwide.

PRINCIPAL PRODUCTS AND SYSTEMS

Our products and systems are focused in three general categories:

     - EAS systems and devices. These consist of electronic detection units which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units. Benefit denial products, which render stolen merchandise damaged or unusable, can be used in conjunction with EAS systems or separately. These systems and devices are most commonly used by retailers to help prevent shoplifting, reduce inventory shrinkage and enhance or improve merchandising of products.

     - Video systems. These consist of computer controlled CCTV cameras integrated with sophisticated video switching digital video management, and remote transmission products. With our recent acquisitions, we have also expanded our expertise in digital video processing and transmission equipment as well video management and object tracking. All of these systems are used to monitor activity throughout an organization for operational safety and/or theft deterrence and detection purposes.

     - Access control and asset management systems. These are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities to protect equipment and assets, as well as track products throughout the supply chain.

EAS Systems
EAS systems come in many different forms and make use of a number of different technologies. The Company's typical EAS system is comprised of an electronic detection unit, tags and/or labels and a detacher or deactivator. Detection units can be installed directly onto floors as freestanding pedestals or concealed in or under floors, mounted on walls or hung from ceilings. They are usually placed in high traffic areas, such as entrances and exits of stores or office buildings, distribution centers and/or checkout lanes. Specially designed and sensitized reusable tags or disposable labels are affixed to or embedded in the merchandise or assets to be protected. When an active tag or label passes through the detection unit, the system can sound an alarm, activate a light, display and record an electronic message or otherwise indicate a possible theft in progress. Tags and labels are available in a variety of shapes, sizes and configurations. Tags are easily removed from merchandise using a specially designed detacher, enabling the merchandise or asset to be taken through a controlled zone without incident, and can then be reused. Labels are deactivated by a deactivator positioned at the checkout area or coordinated with a checkout scanner and are generally disposed of after use. Certain labels can be reactivated with the Company's reactivation devices.

To satisfy many types of customers on a global basis, we offer our proprietary technologies as well as every other major EAS technology type available. A description of the principal EAS technologies, as well as our systems and products incorporating such technologies, follows:

Ultra-Max systems utilize a proprietary acousto-magnetic technology, which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro-Max(R), Floor-Max(R), Euro-Max(R), Sensor-Max, Mega-Max, MAX Checkout(TM), Ultra-Post(TM), Rapid Pad(TM), ScanThru(TM), and ScanMax(TM). The versatility of Ultra-Max enables it to protect assets, merchandise, people, property and information for all retail segments including department stores, supermarkets, do-it-yourself, drug and apparel specialty stores. The success of Ultra-Max is attributable to its unique combination of features, including unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, virtually no false alarms, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal and liquids. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

For use in source tagging, the Company markets Ultra-Strip(TM) labels, which are used in conjunction with Ultra-Max systems and have the performance characteristics inherent in the acousto-magnetic technology. Ultra-Strip labels are the smallest EAS labels available with wide exit coverage performance and are offered in a standard and narrow width size. These labels have demonstrated superior pick rates, are compatible with a wide range of packaging materials and product substances, including foil and metal, are unaffected by moisture, can be activated and de-activated as required and are well suited for application in high-speed manufacturing processes.

SensorStrip(TM) Checkout systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems were designed to protect high-theft items in supermarkets and hypermarkets. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus. The SensorStrip Checkout Plus, a relatively narrow exit system, is especially engineered to comply with the Americans with Disabilities Act as well as the European Disabilities Acts. The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by a device which can be fitted in the conveyor belt at a checkout station. Like Ultra-Max, Sensormatic's electromagnetic technology supports source tagging programs.

Microwave systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are widely used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits, such as floor or ceiling mountings which allow for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels. Existing microwave system installations represent a large potential for upgrades to Ultra-Max.

Swept-RF or swept radio frequency systems utilize low radio frequency technology and are principally used to cover single door exits. We distribute swept-RF labels from an independent European RF label manufacturer.

Benefit Denial products are non-electronic anti-theft devices that, when tampered with, can destroy or damage valuable merchandise or otherwise make it unfit for resale or use, thereby reducing the incentive to steal. Benefit denial products can be used alone or in conjunction with other anti-theft systems to provide an incremental level of security for retailers. Our Inktag(R), SensorInk(TM) and Microlock(R) products are part of a family of benefit denial products. The Inktag and SensorInk products are fastened to clothing and other soft goods in the retail market. When unauthorized removal of an Inktag or SensorInk unit is attempted, the vials of ink inside the unit break and stain the merchandise. The Inktag and SensorInk products are sold primarily to department, specialty, discount and mass merchandise stores. The Microlock product is used to protect items such as eyeglasses and jewelry products by creating physical obstructions to the use of the merchandise until removed. The Microlock product is designed for use primarily in department, specialty, discount, mass merchandise, jewelry, optical and drug stores.

Video Systems
Video systems are used by a wide variety of businesses, industries and government agencies to protect against inventory shrinkage in retail businesses and for the protection and monitoring of personnel and assets in office and manufacturing complexes, hospitals, casinos, nuclear facilities, warehouses, correctional facilities, airports and numerous other facilities. Our video systems can be used alone, integrated with other CCTV components or used in combination with EAS, access control and asset management systems. The following is a description of key video products and systems offered by the Company.

Video cameras can be used indoors and outdoors to monitor, investigate and record events. We offer many types of cameras, including fixed cameras, pan/tilt/zoom devices and the more sophisticated SpeedDome(R) Ultra and DeltaDome(TM) advanced programmable dome cameras. These digital cameras are available in high-resolution color or monochrome formats. The programmable domes have advanced surveillance features, which include the ability to deliver high resolution images of stationary or moving objects and focus on objects at a distance in low light conditions, as well as the ability to acquire, zoom and focus on targets in less than one second. The domes may be integrated with other Sensormatic products to create a more comprehensive overall security program.

Matrix switcher/controller systems are used to switch cameras to view an object in response to an alarm or at an operator's command. The Company markets a full line of matrix switcher/controller systems, ranging from systems which can support up to sixteen cameras to more complex systems, which support more than 8,000 cameras. Matrix switcher/controller systems include high-end systems such as the MegaPower(TM) 1024 (8,192 cameras/128 monitors) and AD168 (168 cameras/24 monitors) used in large, complex configurations, and the more retail-oriented family of products consisting of View Manager(R)16 ("VM16") and View Manager(R) 96 ("VM96"), which when used with a Touch Tracker(R) controller, can control 16 and 96 cameras, respectively.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a single video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities and are marketed under the SensorLink(TM)PC or HyperScan(R) brand names. These video transmission systems are PC based and can be operated over standard telephone lines or the ISDN ("Integrated Services Digital Network") lines, allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls from remote locations. SensorLink PC and HyperScan allow users to view up to sixteen cameras simultaneously.

Intelligent Digital Video systems search video recordings, and based on parameters set by the user, locate and playback preprogrammed alarm events, light level changes, or special types of motion normally associated with a security breach. Proprietary video tools provide image magnification and enhancement to further improve alarm event analysis and documentation. Intelligent digital video systems are marketed under the brand name Intellex(TM). A new Intellex unit introduced in 1997 won the 1997 "Judge's Choice" award of the Security Industry Association ("SIA"), an association of manufacturers and distributors of security systems and services. Candidates for the "Judge's Choice" award are judged on innovation, the value of the problems solved and needs addressed, ease of product installation and implementation, the number of product strengths and benefits and the value of such benefits. Our Integra(TM) digital time-lapse recorder, which uses DVD-RAM disk technology to provide outstanding image quality, won the 2000 SIA "Judge's Choice" award.

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

The Company offers a full line of access control systems to address a wide range of customers and their requirements. Systems include the C-CURE(R) 800, a scaleable access control and security management system that monitors and controls entrances and exits with fully embedded photo imaging, e-mail and broadcast paging as well as RFID asset tracking and integrated CCTV; and C-CURE(R) 750, a small facility software application that manages access control and alarm monitoring. These systems range in capacities from two readers with 3,000 cardholders up to 2,048 readers with 250,000 cardholders. The Company also recently introduced a new intelligent modular controller, iSTAR(TM). iSTAR is the first access control controller to use Windows(R)CE and a Motorola Power PC(TM) and can operate over a standard network allowing it to exchange information with other building management systems.

The Company continues to develop advanced technology in the area of asset tracking with RFID. These systems will combine the power and flexibility of the Company's C-CURE access control management and reporting system with RFID readers or sensors for the purpose of reading and tracking "smart" tags. These smart tags are RFID transponders that are attached to, or imbedded within, employee access control badges, high value assets, vehicles or other objects. These systems are intended to function in a stand alone mode, be combined within access control applications, function as a hands free access control system or be integrated into other security applications.

Furthermore, asset management systems are new and important initiatives within Sensormatic, which will utilize "smart" tags that combine the security benefits of conventional EAS tags with the intelligence capabilities of RFID technology. RFID chips provide a miniature database able to store variable data, such as warranty information, time, date, and location of sale or manufacture. Asset tracking systems are intended to combine existing proprietary asset protection and access control applications with RFID tags and software to create a complete range of sensing and tracking solutions which can be used to protect and track assets in a variety of applications and retail environments. Asset management, service, warranty, lease information, perpetual inventory management, and reverse logistics management are some of the applications to be provided by asset tracking systems.

The Company's SensorID Group is currently testing the newly combined RFID and Ultra-Max technology called smartEAS(TM) and is in discussions with a wide range of customers to develop the next applications.

Consolidated reported revenues by principal products and systems for the years ended June 30, 2000, 1999 and 1998 are presented below. The reported amounts, for all principal products and systems, were negatively impacted by foreign currency fluctuations. Eliminating the impact of foreign currency fluctuations, total revenues increased 12% in fiscal 2000 and 6% in fiscal 1999.

            CONSOLIDATED REVENUES BY PRINCIPAL PRODUCTS AND SYSTEMS
                              YEARS ENDED JUNE 30,
                                ($ in millions)

                                                                2000       1999      1998
                                                              --------   --------   ------
EAS(1)......................................................  $  601.0   $  548.2   $539.8
Video Systems...............................................     293.9      292.3    307.1
Access Control and Asset Management.........................      48.8       45.0     32.6
                                                              --------   --------   ------
          Subtotal..........................................     943.7      885.5    879.5
                                                              --------   --------   ------
Installation, Maintenance and Other.........................     156.3      132.0    107.4
                                                              --------   --------   ------
          Total.............................................  $1,100.0   $1,017.5   $986.9
                                                              ========   ========   ======

---------------

(1) Increases in Ultra-Max revenue of 20.9% in fiscal 2000 and 11.9% in fiscal 1999, partially offset by declines in other EAS system revenues. See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

MARKETS AND MARKETING STRATEGY

Markets
We market our EAS products and systems principally to retailers. Many retailers have made the use of EAS systems a standard operating practice because these products and systems have proven to be a cost-effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs, and normally ranges from 1% to 5% of sales. EAS products and systems help improve a retailer's profitability not only by reducing inventory shrinkage, but also by allowing the use of open merchandising which increases product accessibility to customers.

EAS products and systems were first used by soft goods retailers to protect clothing. Due to technological advances, applications for hard goods merchandise (non-apparel merchandise) have become economical and effective. Hard goods and food retailers, such as supermarkets, hypermarkets, home improvement centers, drug, mass merchandise, optical, music, hardware, book, video, and entertainment stores have increasingly become users of EAS products and systems. We believe that we hold a significant market share of this worldwide EAS market. Retailers also make extensive use of video systems to enhance security and the safety of their operations, and also utilize access control systems.

In addition to retail applications, our Ultra-Max technology and several of our other EAS technologies are used in non-retail applications to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files and portable laboratory equipment and tools from loss by unauthorized removal.

Non-retail installations of our video, access control and/or asset management products and systems range from small to medium size businesses to large domestic and international operations and businesses. We sell our products into these industry segments primarily through an indirect global network of dealers and distributors. We engage in various direct advertising and marketing activities to stimulate demand for our products and partners with the dealers and distributors to fulfill the needs of end-user customers. We have been selected as the security provider of choice by many of the world's leading trade organizations, retailers, manufacturers and corporations, as well as by major event committees such as those responsible for the Expo 2000 World's Fair in Hanover, Germany. The Company is also the Official Electronic Security Sponsor and Supplier of the 2002 Olympic Winter Games in Salt Lake City, Utah, and Official Electronic Security Supplier of the U.S. Olympic Team throughout 2004.

We are continuing to add to our broad range of electronic security products and systems to offer our outstanding customer base of 93 of the top 100 retailers in the world, as well as more than half of the global Fortune 500 companies - an unmatched selection of integrated security solutions to traditional security problems in a wide range of industries. At the same time, we are introducing advanced product applications and "product suites" for the extended security needs of modern businesses, with their complex, geographically distributed operations, facilities and supply chains, in order to meet our goal of Securing Today's Business.

Marketing Strategies
The Company's principal marketing strategies are as follows:

Recurring label sales
The sale of EAS systems and devices to hard goods retailers has been growing significantly in recent years and we believe that there is potential for continued growth. Hard goods merchandise is protected with labels, that can be deactivated at the point of sale and then leave the store with the merchandise, representing a source of recurring revenues. Labels may be self-adhesive, stick-on labels, which are attached to merchandise by the retailer or source tags applied at the point of manufacture or distribution.

Source tagging
We have formed relationships with manufacturers and packaging companies, as well as increasing numbers of our major retail customers around the world to apply EAS labels during manufacturing or packaging processes. Virtually all retail segments, including discount, drug stores, hypermarkets, food, multi-media, home improvement and automotive parts stores, are now covered by these programs. Source tagging helps retailers increase product sales and profitability through open merchandising and product exposure, reduced shrinkage, and reduced costs by eliminating the need for store personnel to apply security tags and labels to merchandise. Currently, thousands of vendors worldwide have participated in source tagging with the Company's EAS technologies. The Company estimates that in fiscal 2000, these suppliers provided U.S. and international retailers with more than 1.65 billion source tagged items, which represent 40% of total Company EAS label sales. Source tagging programs are expected to grow at a rapid pace in fiscal 2001. The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased sales of systems and deactivators.

Licensing label production
The Company has entered into a license agreement with a leading label producing company to manufacture the Company's Ultra-Strip labels. This licensing is intended to provide customers with multiple sources of EAS labels and to increase the level of research and development resources directed to these technologies. These programs are intended to result in a broader distribution of Ultra-Strip labels and, therefore, facilitate the growth of Ultra-Max technology. Royalty fees to be paid to the Company based on sales generated by the licensees will provide recurring revenue to the Company.

Product choice
While our proprietary Ultra-Max technology is our most advanced EAS technology, offering an unmatched combination of wide exit coverage, high "pick rate" versatility and virtually no false alarms, we recognize other technologies may be preferred by some customers. Accordingly, we offer a broad range of EAS technologies in order to comply with the customer's specific needs.

Providing Extended Security Technologies under the Sensormatic Brand
Our ultimate objective is to build on our strong base of traditional electronic security products to offer a fully integrated suite of products and knowledge-based technologies -- Extended Security Technologies. These products and technologies, which will be consolidated and marketed under the Sensormatic brand name, will be designed to meet the expanded security and operational needs of today's businesses.

SALES AND SERVICE ORGANIZATION

At June 30, 2000, the Company employed approximately 2,400 sales and customer engineering personnel worldwide to market and service its products directly to retail and non-retail customers. In addition, the Company's products are marketed and serviced by a large network of sales and customer engineering personnel employed by dealers and distributors throughout the world. Sales and service personnel are directed from offices located throughout the U.S. and in numerous countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company presently markets its products directly in more than 29 countries throughout North America, Europe and certain Asia/Pacific and Latin American countries, and sells its products to dealers and distributors in more than 84 other countries. The Company will continue to explore expanding into additional countries in the Middle East, Latin America, Asia, Africa and Eastern Europe using similar distribution arrangements.

The Company has organized its sales force into specialized sales groups to market its systems to specific customer groups. For example, in addition to its sales and marketing personnel dedicated to the Source Tagging Division, retail specialized sales groups have been created to target the supermarket industry and key soft goods retailers in the U.S. Similar specialized sales groups, concentrating on self-service stores and hypermarkets, have been formed in Europe. The Company will continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. The Company has an indirect sales force dedicated to supporting its dealers and distributors in promoting the Company's products and engages in international marketing.

The Company has organized its customer service engineering force into a separate Global Services Division, to provide the delivery and installation of quality products and services worldwide.

BACKLOG

As of June 30, 2000 and June 30, 1999, the Company had a backlog of orders of $42.6 million and $51.9 million, respectively. Backlog includes only expected revenues from firm orders, which are expected to be installed or delivered within one year. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

SEASONAL ASPECT OF THE BUSINESS

Although our business is not necessarily seasonal, it has been our experience, with respect to worldwide retail customers, that new orders and installations generally decrease during the December through February period. We believe this is attributable to the focus by retail store management on the holiday selling season and year-end inventory analysis during this period. Additionally, the traditional European vacation period during the months of July and August results in a general decline of new orders and installations during this period.

PATENTS AND RELATED RIGHTS

As of June 30, 2000, the Company owned or was the exclusive licensee of 296 active patents issued by the U.S. Patent and Trademark Office (as well as 596 corresponding foreign patents). These patents cover a variety of inventions and features, including the Company's acousto-magnetic (Ultra-Max), electromagnetic, microwave, swept-RF systems and video systems and components. The Company had 730 patent applications pending in the U.S., and corresponding patent applications pending in various foreign countries, for various other inventions relating to its products. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

SUPPLY CHAIN OPERATIONS

The Company's major production facilities are located in Puerto Rico, Florida and Ireland. The Company also has a manufacturing facility in Brazil and does limited final assembly and testing at its San Diego facility. The Puerto Rico facility is the Company's largest and accounts for two-thirds of the Company's manufacturing personnel. The Boca Raton, Florida facility specializes in EAS label production. The operation in Cork, Ireland allows the Company to manufacture a wide range of products closer to its large European customer base. Fabrication of many access control products is sub-contracted to local manufacturing facilities near the access control division located in Massachusetts, while most hard tag production is sub-contracted to low cost, high quality suppliers in Mexico and China.

The Company's strategy is to maintain critical manufacturing processes in-house and to form alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs and quality, while increasing responsiveness to the demands of the market which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products, and also manufacture certain component parts and label products to the Company's specifications. A core supplier base of approximately 140 major suppliers, representing 97% of purchasing dollars, has been established worldwide to maintain a generally reliable flow of quality materials at the lowest possible cost. Certain magnetic materials used in the manufacture of Ultra-Max labels and tags are currently purchased from one supplier. While there are potential alternatives to the supply of such material by that supplier, the loss or disruption of this source of supply could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company has been pursuing development of alternative materials for use in the Company's Ultra-Max labels and additional sources of supply.

The Company has improved, and expects to continue to improve, its production efficiencies and cost structures through new processes, increased automation and improved product designs. Such improvements, particularly to increase capacity and lower product costs of EAS products, have required additional capital investment for new production equipment.

The Company's consolidation program for its warehousing and distribution locations, which commenced during fiscal year 1998, was substantially completed during fiscal 2000. This program leverages the use of third party logistics service providers, enabling the Company to capitalize on "best in class" logistics services and resources. The number of warehouse locations was significantly reduced.

COMPETITION

The electronic security industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, video, and access control systems. These alternatives include guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. A number of other companies market EAS equipment to retail stores directly or through distributors, including Sentry Technology Corporation in the U.S., Checkpoint Systems, Inc. (including its recent acquisition of Meto AE) in the U.S., Europe, Latin America and Asia and Nedap B.V. in Europe, all of which are principal competitors of the Company. With respect to video system components, there are numerous companies, including Philips, Panasonic, Pelco and Vicon, that market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies in the sale of access control systems, as well, including Cardkey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

Sensormatic competes in marketing its systems and products principally on the basis of:

     - product performance
     - multiple technologies
     - integrated security solutions
     - service
     - price

Price competition has been intense in recent years and could adversely affect our business. In addition, either of the following could adversely affect our business.

     - Other firms with greater financial and other resources could enter into direct competition, or expand the scope of their existing competition, with us.
     - New technologies could be developed and introduced into the marketplace.

SALES REVENUE

Direct Sales and Sales-Type Leases
The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new products and systems. Additionally, the Company generates sales revenues by export sales of new products and systems to distributors in foreign countries and through the sale of selected new equipment to dealers and system integrators.

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Installment contract obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment, generally with terms of 60 months or greater. It is the Company's policy to securitize sales-type leases. The Company believes that offering its customers flexible terms, including long-term financing, is an advantageous competitive marketing program. For each of the three fiscal years in the period ended June 30, 2000, no single customer accounted for 10% or more of the Company's consolidated revenues.

Rental and Installation, Maintenance and Other Revenues
The Company also leases systems under non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Additionally, the Company generates revenues from the installation, service and maintenance of its systems.

WORKING CAPITAL ITEMS

We have historically maintained a high level of accounts receivable and sales-type leases outstanding, measured as a percentage of revenues. One reason for this is that a key element of our marketing strategy is to increase market penetration by providing alternative financing options to our retail customers. These alternatives include deferred billing and long-term installment sales and lease terms, and they result in extended accounts receivable recovery periods. Additionally, the Company has experienced a historical pattern of delayed payments by certain retail customers. As a result, our levels of receivables past due represent a relatively high percentage of total receivables. This strategy has given us a competitive marketing program and has helped us penetrate markets and increase customer loyalty and commitment to Sensormatic. Our ability to pursue such a strategy results from our relatively high gross profit margins and the financing programs we have put in place which allow us to sell our customer receivables and leases and thereby monetize the accounts receivable.

PRODUCT RESEARCH, DEVELOPMENT AND ENGINEERING

Over the past decade, research, development and engineering expenses have trended upward. The increase in these activities has resulted in the continued broadening of the systems and technology offered by the Company, resulting in the expansion of the applications and customer base for the Company's systems. New product development and replacement of less effective products in all product categories continues to be a high priority for the Company. During fiscal 2000, the Company introduced more than 30 new or enhanced EAS products, while eliminating 30% of its older product portfolio. Additionally, during fiscal 2000, the Company introduced more than 30 new or enhanced video and access control products.

The Company has strengthened its research, development and engineering activities by increasing its investment in sophisticated engineering equipment, expanding key consulting relationships throughout the world and substantially increasing its professional engineering staff, with particular emphasis on magnetic materials research, digital signal processing, digital storage video compression technology, RF data transmission and software development skills. Several of the Company's EAS systems depend on the use of magnetic materials and the Company has liaisons with many key research centers throughout the world. Software is another major element in the Company's new product designs and manufacturing processes.

In fiscal 2000, 1999 and 1998, the Company incurred approximately $30.8 million, $25.8 million and $27.2 million, respectively, for research, development and engineering costs. The reduced level in fiscal 1999 when compared to 1998 was due to the Company's efforts to outsource certain products resulting in a reduction in the associated research, development and engineering expenses. During fiscal 2001, the Company expects spending for research, development and engineering to increase approximately 25%.

GOVERNMENTAL REGULATION

The sale and use of our products are subject to regulation by a number of governmental authorities. These include authorities with jurisdiction over the sale and use of electronic and communications equipment, as well as authorities in charge of health and safety standards.

Our products comply with the governmental requirements and standards, which are currently applicable in the U.S. and other countries where Sensormatic markets products directly or through its subsidiaries. Our products also comply with standards in a number of other countries where our products are marketed through distributors.

EMF Emission
Electromagnetic field ("EMF") emissions from our EAS systems are within the levels permitted by the current U.S. governmental safety standards for this type of equipment. While we cannot assure that more restrictive EMF standards will not be adopted in the U.S., we believe that the EMF levels generated by the EAS systems that we market will remain within any new EMF safety standards which may be established.

In Europe, where we have a high level of business activity, we are participating actively in the development of evolving technical standards by CENELEC (European Committee for Electrotechnical Standardization) and ETSI (European Telecommunications Standards Institute). In order for us to apply the CE Mark, which is required by the European Union ("EU"), our products must meet the standards established by CENELEC, ETSI and other standard-setting organizations. New standards were introduced in 1996 to apply the CE Mark, and our products were certified to those standards.

In 1999, the EU Council of Health Ministers recommended new basic guidelines for exposure to EMF emissions. The guidelines state that standards for implementation must be developed by EU member states and/or bodies such as CENELEC. These standards would relate to measurement methods, duration of exposure and other criteria, and would be subject to adoption, and possible modification, by individual countries. We are actively working with CENELEC to help develop such standards relating to EAS and related products. We expect that the products we market will comply with the standards that are developed to implement the basic guidelines, as and when such standards are adopted by the individual EU countries.

FDA Activities
The U.S. Food and Drug Administration ("FDA") has been examining the effects of various devices, including EAS systems, on implantable medical devices (such as pacemakers). The FDA has issued a physician advisory letter and an industry guidance document recommending that patients with implantable medical devices avoid lingering near, or leaning on, EAS systems. FDA staff members indicated, in connection with the release of such letter and, subsequently, that the FDA does not view interactions with EAS systems as representing a significant public health hazard and made reference to the large number of people passing through such systems each day in relation to the small number of reported incidents.

Manufacturers of implantable medical devices, as well as Sensormatic and the International Electronic Article Surveillance Manufacturers Association (of which Sensormatic is a member), have long offered the same "don't linger/don't lean" advice as was given by the FDA. An American Heart Association Science Advisory also agreed with the FDA recommendations, as have statements issued by the European Society of Cardiology and the U.K. Medical Devices Agency.

We are also aware of other studies of whether any hazards are posed to wearers of implantable medical devices by EAS systems. We believe that there is substantial evidence that no health hazard is posed by the interactions between our EAS systems and such medical devices, including opinions expressed by leading physicians. We have presented such evidence to the FDA, and offer such evidence to persons conducting such studies. However, we cannot assure that such studies will not result in the publication of adverse reports, the recommendation of precautionary measures and/or the adoption of regulations, which could adversely affect the Company.

We are also aware of prior attempts by one of our competitors to generate adverse publicity regarding this issue. We cannot assure that such attempts will not adversely affect the Company.

Continuing Review
Governmental bodies, as well as standard-setting organizations such as CENELEC, ETSI and others, are continually considering the establishment of new standards and reconsidering existing standards relating to products and health and safety issues. We cannot assure that adverse changes in applicable standards will not occur or that new and adverse standards will not be adopted. Similarly, we cannot assure that our products will meet all applicable regulations and standards in all countries where we wish to market our products.

EMPLOYEES

As of June 30, 2000, the Company employed approximately 5,500 persons worldwide. The Company also uses temporary staff, particularly in manufacturing areas, to balance workload during peak periods.

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

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of September 19, 2000 with respect to the executive officers of the Company.

                                               OFFICER
NAME                                     AGE    SINCE                       POSITION
----                                     ---   -------                      --------
Per-Olof Loof..........................  49     1999     President and Chief Executive Officer
Gregory C. Thompson....................  45     1997     Vice President, Controller and Acting Chief
                                                           Financial Officer
Jerry T. Kendall.......................  57     1993     Executive Vice President, Americas
John P. Smith..........................  52     1999     Executive Vice President, Europe, Middle East,
                                                           Africa and Asia/Pacific (EMEA)
Theodore K. Bullock....................  54     2000     Senior Vice President, Global Services
Stephan G. Cannellos...................  47     1999     Senior Vice President, Access Control Division
Thomas E. Cashman......................  40     2000     Senior Vice President, Video Systems Division
Kenneth W. Chmiel......................  56     1997     Senior Vice President, Supply Chain Operations
                                                           and EAS
Dennis Constantine.....................  59     1999     Senior Vice President, Business Development and
                                                           Operations
David Bruce Gant.......................  49     2000     Senior Vice President, Human Resources
Thomas F. Donahue......................  50     1999     Vice President and Treasurer
Walter A. Engdahl......................  62     1992     Vice President, Corporate Counsel and Secretary

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

Gregory C. Thompson joined the Company as Vice President and Controller in 1997. In August 2000, Mr. Thompson was appointed to the position of Acting Chief Financial Officer. From 1990 to 1997, Mr. Thompson was with Wang Laboratories where he progressed from Assistant Controller to Vice President and Corporate Controller. Wang Laboratories, a high-technology company, specializing in software and services, was acquired, in June 1999, by Getronics N.V., a company headquartered in the Netherlands focusing on computer-related services. From 1984 to 1990, Mr. Thompson was with Price Waterhouse. From 1977 to 1984, Mr. Thompson was with Coopers & Lybrand.

Jerry T. Kendall joined Sensormatic as Senior Vice President -- Sales, Marketing and Service of Security Tag Systems, Inc., which was acquired by the Company during fiscal 1993, and was appointed Vice President of Marketing in September 1993. In 1996, Mr. Kendall was appointed Senior Vice President and President North America Retail Operations, with responsibilities to lead the retail business unit field sales, service and administrative organization in the U.S. and Canada. In December 1999, Mr. Kendall was appointed Executive Vice President of Americas.

John P. Smith joined the Company in September 1998 as Vice President, International Retail Operations. In January 1999, he was appointed Senior Vice President and President of Europe Operations. In December 1999, Mr. Smith was appointed Executive Vice President of EMEA. Prior to joining the Company, Mr. Smith was Managing Director, Chubb Electronic Security U.K. Ltd., which is a division of Williams plc, a global security company. Before joining Chubb Electronic Security U.K. Ltd., Mr. Smith was Chief Operating Officer for Automated Security Holdings (ASH) plc U.K.

Theodore K. Bullock was appointed to the newly created position of Senior Vice President of Global Service in July 2000. Mr. Bullock comes to the Company from UNISYS Corporation's Global Network Services where he was Group Vice President and General Manager of Global Professional Services. Mr. Bullock began his career with UNISYS in 1969 when he joined Sperry Rand Corporation as a systems analyst and consultant. Over the next 15 years, he ascended through several management positions in the Sperry Univac Professional Services organization and subsequently was promoted to key management positions in Sperry's Maintenance Services organization. Mr. Bullock was named Vice President of Global Operations in 1994, and was given his professional Services responsibilities in 1998.

Stephan G. Cannellos joined the Company in August 1998 as Vice President and General Manager of the Access Control Division. In October 1999, Mr. Cannellos was appointed Senior Vice President of the Access Control Division and SensorID Group. Prior to joining the Company, from August 1993 to August 1998, Mr. Cannellos was Vice President and General Manager of LASER Systems
Group -- General Scanning.

Thomas E. Cashman returned to Sensormatic as Senior Vice President of Video Systems Division in August 2000. Mr. Cashman had originally joined the Company with the acquisition of Robot Research in 1993 where he served as President and COO. After the acquisition, he became Vice President and General Manager of the San Diego-based division. In 1998, Mr. Cashman left the Company to become Chief Executive Officer of Dedicated Microcomputers Group, Ltd., in Manchester, U.K.

Kenneth W. Chmiel joined the Company in July 1997 as Senior Vice President of Supply Chain Operations and is responsible for managing product manufacturing and distribution. In May 1999, his role was expanded to include the EAS product division. Prior to joining the Company, Mr. Chmiel served as Executive Vice President and Chief Operating Officer of Amerail/Morrison Knudsen Corporation's Transit Systems Group from 1993, and as Executive Vice President of the Manufacturing Group from 1990. From 1973 to 1989, Mr. Chmiel held a number of different management positions with AlliedSignal.

Dennis Constantine joined the Company in April 1997 as Vice President and General Manager of the EAS Product Company. In May 1999, Mr. Constantine was appointed Senior Vice President -- Operations. Prior to joining the Company, he was with Recognition International Inc. for seven years where he progressed from Division President, Systems Division to Division President, OEM and Technology Division. Recognition International Inc., which merged with Banctec Corporation, is an international provider of document processing hardware, software and services.

David Bruce Gant joined the Company in May 2000 as Senior Vice President, Human Resources. From 1998 to the date he joined the Company, Mr. Gant was Corporate Vice President of Human Resources for American Power Conversion Company, a $1.3 billion electronics company producing uninterrupted power supplies, surge protection devices and related software. Prior to working with American Power Conversion Company, Mr. Gant spent twenty years with Hewlett-Packard Company in a variety of increasingly responsible positions within the Human Resources organization.

Thomas F. Donahue joined the Company in September 1999 as Vice President and Treasurer. From December 1997 to August 1999, Mr. Donahue was Vice President and Treasurer of Citibank Universal Card Services Corporation, a $17 billion asset credit card company. From January 1990 to November 1997, Mr. Donahue held various financial management positions, most recently as Assistant Treasurer, with AT&T Universal Card Services.

Walter A. Engdahl was appointed Vice President -- Corporate Counsel of the Company in February 1992 and became Secretary of the Company in 1993 and General Counsel in 1999. He is a member of the Bars of both Florida and New York.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. The following table sets forth for the periods indicated, the range of the high and low sales prices per common share:

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 2000
     First Quarter..........................................  $14 1/2   $11 1/8
     Second Quarter.........................................   17 15/16  10 1/2
     Third Quarter..........................................   22 7/8    15
     Fourth Quarter.........................................   23 3/16   14 1/16
FISCAL 1999
     First Quarter..........................................  $15 1/16  $ 5 3/16
     Second Quarter.........................................    8 1/8     3 3/16
     Third Quarter..........................................   11 7/16    7 5/8
     Fourth Quarter.........................................   14 7/16    9 3/16

As of September 19, 2000, there were 3,453 shareholders of record of the Company's Common Stock.

The Company did not pay any dividends on the Common Stock during fiscal 2000 or fiscal 1999. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company was unable to pay cash dividends in recent years and has limited ability to pay cash dividends at present. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and intends to use available funds for acquisitions, repayment of debt, additional capital expenditures and payment of preferred stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY

                            SELECTED FINANCIAL DATA
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
YEAR ENDED
Revenues.......................................  $1,100.0   $1,017.5   $  986.9   $1,025.7   $  994.6
Operating income (loss)(1).....................     136.1       81.5       40.1        2.1     (134.5)
Net income (loss)..............................      72.2       38.1      (32.7)     (21.4)     (97.7)
Earnings (loss) applicable to common
  stockholders.................................      60.3       26.6      (35.2)     (21.4)     (97.7)
Basic earnings (loss) per common share.........      0.79       0.35      (0.47)     (0.29)     (1.33)
Diluted earnings (loss) per common share.......      0.78       0.35      (0.47)     (0.29)     (1.33)
Cash dividends per common share................        --         --         --       0.22       0.22
AT YEAR END
Total assets...................................  $1,762.9   $1,775.6   $1,799.5   $1,646.6   $1,621.3
Total debt.....................................     427.5      508.1      548.7      523.3      516.5
Total stockholders' equity(2)..................     945.8      889.7      902.0      772.9      831.7

---------------
(1) Net income (loss) includes the following pre-tax items:

                                  2000     1999     1998     1997     1996
                                  -----    -----    -----    -----    -----
Restructuring (reversals)
  charges and inventory
  write-downs relating to
  restructuring activities......  $(8.3)   $  --    $21.9    $26.8    $85.3
Litigation (recoveries)
  settlements, net..............   (0.5)    (6.2)    45.7       --       --
                                  -----    -----    -----    -----    -----
                                  $(8.8)   $(6.2)   $67.6    $26.8    $85.3
                                  =====    =====    =====    =====    =====

(2) In fiscal 1998, the Company issued 6 1/2% Convertible Preferred Stock for net proceeds of $166.7 million.

                         QUARTERLY SUMMARY (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

QUARTER ENDED                               SEPTEMBER 30,   DECEMBER 31,   MARCH 31,    JUNE 30,
-------------                               -------------   ------------   ---------    --------
FISCAL 2000
  Revenues................................     $254.6          $270.4       $261.1       $313.9
  Operating income........................       19.1            32.4         34.4(1)      50.2
  Net income..............................        7.4            15.7         19.6         29.4
  Earnings applicable to common
     stockholders.........................        4.3            12.7         16.7         26.5
  Basic and diluted earnings per common
     share................................     $ 0.06          $ 0.17       $ 0.22       $ 0.34
FISCAL 1999
  Total revenues..........................     $227.2          $250.4       $245.5       $294.4
  Operating income........................        6.2            12.8         22.0         40.3
  Net (loss) income (2)...................       (1.5)            7.3          9.2         23.0
  (Loss) earnings applicable to common
     stockholders.........................       (4.3)            4.6          6.5         19.9
  Basic and diluted (loss) earnings per
     common share.........................     $(0.06)         $ 0.06       $ 0.09       $ 0.26

---------------
(1) Includes a pre-tax restructuring reversal of $8.3 million and a pre-tax litigation insurance recovery of $0.5 million recorded in the third quarter.
(2) Includes a pre-tax litigation insurance recovery of $6.2 million recorded in the second quarter of fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

OVERVIEW

Consolidated revenues increased 8.1% to $1,100.0 million in fiscal 2000 versus $1,017.5 million in fiscal 1999, as compared to an increase of 3.1% in fiscal 1999 versus fiscal 1998. Excluding the effects of foreign currency fluctuations, revenues for fiscal 2000 increased 11.5%, as compared with fiscal 1999. Revenues for fiscal 2000 increased due to 4.4% growth in the Company's EMEA (Europe, Middle East, Africa and Asia/Pacific) business unit, as well as 10.6% growth in the Americas business unit driven by strong sales of Ultra-Max equipment and source tagging labels, as evidenced by several major account wins occurring during fiscal 2000.

Results of operations reflected operating income of $136.1 million in fiscal 2000 versus $81.5 million in fiscal 1999 and $40.1 million in fiscal 1998. The Company reported net income of $72.2 million, or $0.78 per diluted share, in fiscal 2000, net income of $38.1 million, or $0.35 per share, in fiscal 1999, and a net loss of $32.7 million, or a per share loss of $0.47, in fiscal 1998. The Company's results for fiscal 2000 include the effect of pre-tax restructuring reversals of $(8.3) million, while fiscal 1998 results include pre-tax restructuring charges of $21.9 million.

In fiscal 2000, 1999 and 1998 the Company incurred net litigation (recovery) settlement costs of $(0.5), $(6.2) and $45.7 million, respectively, the after-tax effect of which was $(0.4), $(4.3) and $31.9 million, respectively. See "Restructuring Charges and Litigation Settlement Charges " below and Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS -- FISCAL 2000 COMPARED TO FISCAL 1999

Revenues
Revenues for fiscal 2000 increased 8.1% to $1,100.0 million from $1,017.5 million in fiscal 1999. After adjusting for currency fluctuations, revenues for fiscal 2000 increased 11.5%, as compared with fiscal 1999. Fiscal 2000 results reflect strong growth in the Company's Americas business unit, which improved 10.6% with $678.0 million in revenues, driven by strong sales of Ultra-Max equipment and source tagging labels. Revenues in the Company's EMEA business unit totaled $422.0 million, a 4.4% improvement in fiscal 2000 compared to fiscal 1999 marking the first year of increasing EMEA revenues since 1995 and return to profitability for Europe. With a much-improved infrastructure, the Company plans to focus on additional revenue growth in Europe for fiscal 2001.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines increased 9.6% to $601.0 million in fiscal 2000 from $548.2 million in fiscal 1999. EAS revenue growth was driven by a 20.9% increase in Ultra-Max revenues in fiscal 2000 as compared to fiscal 1999, partially offset by declines in other EAS system revenues, principally microwave systems, which decreased 30.7%. EAS label unit volume for source tagging increased by approximately 65.0% in fiscal 2000 as compared to fiscal 1999, with sales of 1.65 billion labels, or $58.5 million in fiscal 2000 compared to $36.6 million in fiscal 1999. The Company plans to continue making additional capital investments in fiscal year 2001 to increase manufacturing capacity for Ultra-Max labels. In fiscal 2000, a number of major retailers began source tagging with Ultra-Max. In addition, many of the Company's existing clients, including Wal-Mart, CVS, Kmart and The Home Depot, significantly expanded their source tagging programs. As a result, the Company gained a strong foothold in the global food and drug store markets, while increasing its established presence in the music and "Do It Yourself" ("DIY") industries.

While the overall Video Systems product line revenues were flat in fiscal 2000 versus fiscal 1999, sales of digital video systems increased 88.0%, offset by decreases in multiplexer revenue driven by price competition. The challenge being addressed in the video division is to enhance the product line to ensure that the needs of all potential customer segments are addressed. The Company has begun the development of a new system, expected to be released early in fiscal 2001, the introduction of which is expected to stimulate sales from price sensitive customers.

The Company's Access Control Division ("ACD") revenues increased 8.5% in fiscal 2000 versus 1999, continuing the Company's leadership in the high-end access control market. The Company anticipates double digit revenue growth from its ACD division for fiscal 2001.

Installation and Maintenance revenues increased 18.5% in fiscal 2000 as compared with fiscal 1999. This increase was driven largely by installations at major U.S. retailers in the Company's Americas business unit. During fiscal 2000, the Company formed a Global Services business unit to ensure the delivery and installation of quality products and services to customers around the world. The appointment of strong leadership in this business unit helped achieve a $14 million improvement in operating income for this unit with a goal to become profitable by the second quarter of fiscal 2001 and profitable for fiscal year 2001.

Gross Margins and Operating Income
Gross margins were 44.9% for fiscal 2000 compared with 42.6% for fiscal 1999. The improvement in gross margin percentages was across all sales regions and product divisions reflecting the achievement of the Company's goals of product cost reductions and efficiency improvements in manufacturing operations. As the Company continues to focus on reducing manufacturing costs and improving overall processes, it expects to maintain or further improve in fiscal 2001 the current gross margin level of 45%.

Excluding restructuring reversals, operating income for fiscal 2000 was $127.8 million, or 11.6% of revenues, versus $81.5 million, or 8.0% of revenues in fiscal 1999. The Company's focus on reducing operating costs combined with an increase in gross margins produced a significant turnaround, particularly in the Company's European operations, generating close to a $17 million improvement in operating income for fiscal 2000 and the return to profitability for Europe.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $287.9 million, or 26.2% of revenues, in fiscal 2000 compared to $282.0 million, or 27.7% of revenues, in fiscal 1999. The increase in SG&A expenses in fiscal 2000 was the result of higher selling costs on increased sales volume partially offset by savings achieved from the execution of the restructuring plans from prior years. Expressed as a percentage of revenues, SG&A expenses decreased in fiscal 2000 largely as a result of the Company's focused efforts to reduce costs through implementation of shared services departments and of the Company's Enterprise Resource Planning ("ERP") computer information system. The Company continues to monitor operating expenses and to eliminate excess resources wherever it seems prudent. The Company's long-term target is to reduce total operating expenses, including SG&A, to 30% of revenues. However, in the near term, the Company may incur additional expenses as it plans to invest in new marketing programs and explore acquisition opportunities to promote revenue growth for the Company.

Provision for Doubtful Accounts
Provision for doubtful accounts, as a percentage of total revenues, was 2.2% in both fiscal 2000 and 1999.

Research, Development and Engineering Expenses
The Company continued its commitment to new products and technology by investing $30.8 million, or 2.8% of revenues, in research and development activities during fiscal 2000 compared to $25.8 million, or 2.6% of revenues, in fiscal 1999. The Company believes that the timely introduction of new products and development of new technology platforms are important components of its competitive strategy and anticipates future research and development spending will increase to approximately 5% of revenues.

Other (Expenses) Income
Non-operating expenses (excluding litigation recoveries) decreased from $32.2 million in fiscal 1999 to $28.7 million in fiscal 2000. The decrease is principally due to the free cash flow of $96.9 million generated in fiscal 2000 resulting in a decrease in interest expense from lower average debt levels. The decrease in other, net expense from $5.9 million in fiscal 1999 to $5.0 million in fiscal 2000 is primarily due to insurance recoveries partially offset by increased minority interest expense.

Income Taxes
The Company's worldwide effective tax rate provision for fiscal 2000 was 33.1% as compared to 31.2% in fiscal 1999. The effective tax rate was slightly higher in fiscal 2000 primarily due to the higher level of profitability and the mix of earnings and income tax rates of international subsidiaries. For additional information regarding income taxes, refer to Note 8 of the Company's Notes to Consolidated Financial Statements.

Shortly after the close of the Company's fiscal year, Germany enacted tax legislation reducing its federal tax rate to 25%. The rate change is effective for the Company's fiscal year ended June 2002 and is not expected to have a significant effect on the deferred tax asset.

In August 1996, Congress repealed the favorable tax status in Puerto Rico, which is being phased out over a ten year period for years beginning in 1996. The Company does not anticipate any material adverse effect on net income as a result of the new law through fiscal 2002; for years thereafter, the Company is evaluating the impact, which is linked to the Company's further growth and investment in its Puerto Rico manufacturing facility.

RESTRUCTURING CHARGES AND NET LITIGATION SETTLEMENT CHARGES

Restructuring Charges
As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization was to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. At June 30, 2000, all planned terminations had been completed and the majority of the facilities had been vacated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource manufacturing of other products.

In fiscal 1997, the Company continued to review its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997, which included the divestiture of non-core businesses and workforce reductions, principally in its European operations. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 2000, approximately 95% of the positions had been eliminated, including the positions associated with the divested business units, and the rest will be terminated as soon as practicable. In general, the involuntary termination of employees in Europe is a lengthy process because of the individual administrative process which needs to be followed in each country. In addition, as a result of successive changes in European management, implementation of the European restructuring plan has been delayed.

During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges (consisting of $2.9 million and $5.4 million associated with the 1996 and 1997/1998 restructuring plans, respectively) as a result of revised estimates to its original restructuring plans. The reversal relates primarily to actions pertaining to the closure of certain North America facilities, which are no longer going to be undertaken given the increased demand for labels and required manufacturing capacity, and remeasurements of European restructuring requirements based on decisions not to exit operations in certain countries.

Net Litigation Settlement Charge
In November 1997, the Company reached an agreement to settle a series of class action lawsuits filed during fiscal 1995. The class action stockholder lawsuit challenged the Company's prior revenue recognition practices in fiscal 1995 and earlier. The terms of the agreement provided for an approximately $53.5 million settlement payment. The Company recorded a net pre-tax charge of $53.0 million with an after-tax effect of $37.0 million in the first quarter of fiscal 1998. During fiscal 1998, the Company also recovered $7.3 million, with a net after-tax effect of $5.1 million from its primary directors and officers liability insurance policy, and was paid $10.0 million by one of its two excess directors and officers liability insurers pursuant to a settlement. In addition, in the second quarter of fiscal 1999, the Company reached agreement with its other excess insurance carrier providing for the payment by the carrier of $6.2 million in fiscal 1999 and $0.5 million in fiscal 2000 in settlement of its insurance obligations in connection with, among other things, settlement of the above class action, and recorded the related insurance recovery.

RESULTS OF OPERATIONS -- FISCAL 1999 COMPARED TO FISCAL 1998

Revenues
Revenues for fiscal 1999 increased 3.1% to $1,017.5 million from $986.9 million reported in fiscal 1999. After adjusting for currency fluctuations and divestitures, revenues for fiscal 1999 increased 5.9%, as compared with fiscal 1998. Fiscal 1999 results reflected strong growth in the Company's North America Retail business unit reflecting significant purchases of Ultra-Max systems by retailers as well as increasing demand for the Company's disposable security labels used in source tagging.

Consolidated revenues for the EAS worldwide product lines increased 1.7% from fiscal 1998. EAS revenue growth was driven by an 11.9% increase in Ultra-Max revenues in fiscal 1999 as compared to fiscal 1998, offset by declines in other EAS system revenues, principally electromagnetic systems. Revenues from electromagnetic systems, principally sold in Europe, decreased 27.4% from fiscal 1998 principally due to market saturation in certain countries with older technologies. Label unit volume for source tagging increased by approximately 53.8% in fiscal 1999 as compared to fiscal 1998, resulting in sales of more than 1 billion labels.

Overall reported CCTV, Access Control and Asset Management product line revenues were flat in fiscal 1999 as compared to fiscal 1998. In the CCTV product line, revenue increases in domes and digital video were offset by decreases in multiplexer revenue driven by price competition. CCTV, Access Control and Asset Management revenues were negatively impacted in fiscal 1999 by a decline in revenues partially due to the divestiture of non-core businesses. The primary divestiture was the Company's U.S. commercial/industrial direct sales and service business, which had fiscal year 1998 revenues of approximately $11 million. Excluding the effects of all divested businesses, revenues in this product line increased 3.9% in fiscal 1999 as compared to fiscal 1998.

Installation and Maintenance revenues increased 22% in fiscal 1999 as compared with fiscal 1998. This increase was driven largely by installations at major U.S. retailers in the Company's North America Retail business unit.

North America Retail revenue for fiscal 1999 increased 20.9% versus fiscal 1998. The increase in North America retail revenues was driven by large purchases of Ultra-Max systems by major U.S. retailers and increased demand for the Company's disposable security labels used in source tagging.

Europe revenues decreased 3.6% in fiscal 1999 as compared to fiscal 1998. Europe retail revenues, which accounted for 80% of total Europe revenues, decreased 4.4% while Europe C/I revenues were flat. Europe Retail's results during fiscal 1999 were negatively impacted by the market saturation of electromagnetic technology products in hypermarkets and lower levels of sales-type leases.

International revenues, which included primarily Latin America and Asia Pacific, decreased 14% in fiscal 1999 as compared to fiscal 1998. International retail revenues, which accounted for approximately 80% of total International revenues, decreased 7%. Excluding the effects of currency fluctuations and divestitures, International Retail revenue decreased 2% in fiscal 1999 as compared to fiscal 1998. The decrease in International Retail was largely due to overall economic weakness in many of these economies.

Revenues generated by North America based C/I decreased by 6.4% in fiscal 1999 as compared to fiscal 1998. The decrease in revenues was principally due to the divestiture in September 1997 of the U.S. commercial/industrial direct sales and service business. Excluding the effect on revenues of this divested non-core business, North America based C/I revenues increased 6.4% in fiscal 1999 as compared to fiscal 1998. The increase in revenues was due to new product introductions and customer service initiatives.

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

Selling, General and Administrative Expenses
Total selling, general and administrative expenses, as a percentage of total revenues, were 27.7% in fiscal 1999 versus 31.2% in fiscal 1998. Included in selling, general and administrative expenses in fiscal 1998 was $10.8 million relating to certain employee separation and warranty and contract resolution costs. The decrease in expenses as a percentage of revenue for fiscal 1999 largely reflects the benefit from executing the restructuring plans and the Company's focused efforts to reduce costs and improve profitability.

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

Other (Expenses) Income
Non-operating expenses, which include interest expense and interest income, decreased from $41.2 million in fiscal 1998 to $32.2 million in fiscal 1999. The decrease was principally due to a decrease in interest expense resulting from lower average debt levels throughout fiscal 1999 as compared to fiscal 1998.

Income Taxes
The Company's worldwide effective tax rate provision (benefit) for fiscal 1999 was 31.2% as compared to (30.1)% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, cash and cash equivalents increased $14.9 million. Cash flow provided by operating activities was $154.2 million in fiscal 2000 compared with $194.8 million in fiscal 1999 and cash used of $34.9 million in fiscal 1998. The decrease in cash provided by operations in fiscal 2000 as compared to fiscal 1999 was primarily due to higher revenues resulting in increases in customer receivables. In fiscal 1999, the Company initiated a program to more carefully manage the timing of vendor payments resulting in a $20.5 million reduction in accounts payable. The Company maintained this program throughout fiscal 2000.

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

The terms of certain of the Company's principal receivable securitization programs provide for over-collateralization and, accordingly, the Company does not receive the full balance of such receivables until the customer's receivables have been paid in full to financing institutions. The Company accounts for this over-collateralization as a "Receivable due from financing institutions" which is included in "Other current assets" and the non-current portion in "Patents and other assets."

The Company aggressively pursues the sale and/or securitization of all its long-term customer receivables and a significant portion of its trade customer receivables. The Company believes the gross profit margin it receives on the sale of its products, combined with the interest income it receives on such receivables, are sufficient to cover the carrying cost of the long-term customer receivables which it is unable to securitize and the over-collateralization holdbacks.

The Company's investing activities used $61.0 million of cash in fiscal 2000, compared with $69.8 million in fiscal 1999. Additions to property, plant and equipment, during fiscal 2000, totaled $46.0 million, primarily relating to investments in the Company's global enterprise resource planning system and label manufacturing operations for new production equipment to meet increasing global demand. Investing activities also included increases in revenue equipment of $9.6 million, which represents equipment held under operating leases, and the payment of $8.0 million to Honeywell, less reimbursements of $1.2 million, in consideration of a certain patent assignment and license. During fiscal 2001, the Company plans to continue its investment in label manufacturing operations for new production equipment.

Fiscal 2000 financing activities used cash of $76.9 million as compared with $37.4 million in fiscal 1999. Fiscal 2000 cash used in financing activities is due primarily to the repayment of the $70.0 million Senior Note due March 2000.

The Company's percentage of total debt to total capital was 31.1% at June 30, 2000 as compared to 36.4% at June 30, 1999. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company was unable to pay cash dividends in recent years and has limited ability to pay cash dividends at present. The dividend payable on October 2, 2000 to holders of record of the Depositary Shares as of September 21, 2000 will be made in cash, at a rate of $0.40625 per Depositary Share. The Company intends to make future preferred stock dividends in cash. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and will use available funds for acquisitions, additional capital expenditures, and repayment of $50 million Senior Notes due in fiscal 2001.

The Company anticipates continuing to provide vendor financing to its customers and aggressively pursues collection of all accounts receivable past due. The Company is closely monitoring inventory and overall working capital requirements and has implemented numerous programs that are expected to result in improved days sales outstanding and increased inventory turns which are expected to reduce working capital requirements.

On December 9, 1999, the Company entered into a new $115.0 million three-year revolving credit agreement, which was increased to $125.0 million on March 21, 2000. No borrowings were outstanding under the facility at the end of fiscal 2000. As of June 30, 2000, the facility was utilized for standby letters of credit totaling $16.4 million resulting in $108.6 million available for use under the facility. The total cost of the new facility is comparable to the previous facility. The $125.0 million Revolving Credit Facility will expire in December 2002.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of June 30, 2000, the Company had $427.5 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, strategic acquisitions, interest and a $50.0 million principal payment on the Senior Notes due on March 31, 2001, and payment of preferred stock dividends. At June 30,

2000, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $125.0 million Revolving Credit Facility, and (iv) receivable securitization facilities, which the Company believes will be sufficient to meet its liquidity needs for the foreseeable future.

CURRENCY RISKS

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISKS AND DERIVATIVES

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires the Company to record all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 and, given the Company's current use of derivatives and hedging activities, the impact of transitioning to this statement was not material on its consolidated financial statements. The impact of SFAS 133 on the Company's future financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company plans to adopt SAB 101 in the fourth quarter of fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation clarifies guidance for certain issues that arose in the application of APB No. 25, "Accounting for Stock Issued to Employees." Adoption of Interpretation No. 44 has no current impact on the Company's financial statements. Any future impact will depend on the extent to which the Company modifies any of its outstanding stock-based awards.

YEAR 2000 ISSUE

Since January 1, 2000, the Company has experienced no disruptions in its business operations as a result of Year 2000 compliance problems and received no reports of any Year 2000 compliance issues from either internal or external sources. Nonetheless, some problems related to Year 2000 risks may not appear until after January 1, 2000. Year 2000 issues could include problems with the Company's own products and services or with third-party products or technology. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems, which would significantly impact its operations.

EURO CONVERSION

On January 1, 1999, certain member nations of the European Union ("EU") adopted a common currency, the Euro. For the three-year transition period, both the Euro and individual participant's currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for the participating EU member countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended June 30, 2000, approximately 16.6% of the Company's revenues were derived from participating EU member countries.

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

A discussion of the Company's accounting policies for Interest Rate Swap and Foreign Currency Forward Agreements is included in Notes 1 and 15 of Notes to Consolidated Financial Statements.

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

At June 30, 2000 and 1999, the Company's fixed rate long-term debt had a face value and carrying value of $415.0 million and $485.0 million, respectively. The fair value of long-term debt at June 30, 2000 and 1999 was $402.0 million and $492.8 million, respectively. Based upon a hypothetical 1% point increase in the period end market interest rate across all long-term debt maturities, the fair value of this liability would decrease by approximately $12.8 million and $16.9 million, respectively.

In order to manage the risk associated with the variance amount on the sale of certain receivables, including the U.K. financing program as described in Note 15 of Notes to Consolidated Financial Statements under Item 8 of this Report, the Company enters into interest rate swap agreements, which have the effect of converting the floating discount rate to a fixed discount rate, thereby limiting the variance amount paid or received by the Company. The Company had none of these interest rate swap agreements outstanding at June 30, 2000. The notional amount of interest rate swap agreements at June 30, 1999 was $123.7 million. The carrying value and fair value of the liability for these agreements were $0.7 million and $0.5 million, respectively, at June 30, 1999. Based upon a hypothetical 1% point increase in the period end market interest rate as of June 30, 1999, the fair value of this liability would have decreased by approximately $2.2 million resulting in a receivable of $1.7 million.

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

EXPOSURE TO EXCHANGE RATES

As a result of the sales of its products in foreign markets, the Company's offshore operations are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies. Its offshore operations are principally in Europe, Asia and Latin America. The Company uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Therefore, increases and decreases in the fair value of foreign currency forward contracts are offset by changes in the fair value of net underlying foreign currency transaction exposures. The Company's principal currency exposures relate to the Euro and the British pound against the U.S. dollar. The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties primarily using forward contracts.

At June 30, 2000 and 1999, the Company had in place foreign currency forward contracts with a notional amount of $50.5 million and $65.8 million, respectively. The carrying value of these contracts was an asset of $1.2 million at June 30, 2000 and $0.9 million at June 30, 1999. The fair value of these contracts at June 30, 2000 was $0.9 million and at 1999 was immaterial. Based upon a 10% strengthening of the U.S. dollar compared to these foreign currencies, the estimated fair value of the asset would increase for fiscal 2000 and 1999 by $4.9 million and $6.6 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also change the dollar value of the resulting sales and affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
FINANCIAL STATEMENTS:                                         ----
     Reports of Independent Certified Public Accountants....   29
     Consolidated Balance Sheets at June 30, 2000 and
      1999..................................................   31
     Consolidated Statements of Operations for the years
      ended June 30, 2000, 1999 and 1998....................   32
     Consolidated Statements of Cash Flows for the years
      ended June 30, 2000, 1999 and 1998....................   33
     Consolidated Statements of Stockholders' Equity for the
      years ended June 30, 2000, 1999 and 1998..............   34
     Notes to Consolidated Financial Statements.............   35
     Financial Statement Schedules:
       Schedule II -- Valuation and Qualifying Accounts.....   59

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Sensormatic Electronics Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sensormatic Electronics Corporation and its subsidiaries at June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Miami, Florida
August 1, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors --
Sensormatic Electronics Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1998. Our audit also included the financial statement schedule for the year ended June 30, 1998 listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity and cash flows of Sensormatic Electronics Corporation for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
August 13, 1998

                      SENSORMATIC ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                               PAR VALUE AMOUNTS)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  223.9    $  209.0
  Customer receivables, net.................................     329.4       318.6
  Inventories, net..........................................     152.9       163.7
  Current portion of deferred income taxes..................      38.5        31.2
  Other current assets......................................      53.1        46.0
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................     797.8       768.5
Customer receivables, net -- noncurrent.....................      43.7        76.5
Revenue equipment, less accumulated depreciation of
  $51.2 in 2000 and $52.6 in 1999...........................      65.1        71.2
Property, plant and equipment, net..........................     156.6       137.5
Costs in excess of net assets acquired, less accumulated
  amortization of $96.8 in 2000 and $85.5 in 1999...........     417.5       439.7
Deferred income taxes.......................................     149.5       150.2
Patents and other assets, less accumulated amortization
  of $51.5 in 2000 and $44.6 in 1999........................     132.7       132.0
                                                              --------    --------
          TOTAL ASSETS......................................  $1,762.9    $1,775.6
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and short-term debt.....  $   56.2    $   80.4
  Accounts payable..........................................      71.9        76.0
  Other current liabilities and deferred income taxes.......     255.7       246.1
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................     383.8       402.5
Long-term debt..............................................     371.3       427.7
Other noncurrent liabilities and deferred income taxes......      62.0        55.7
                                                              --------    --------
          TOTAL LIABILITIES.................................     817.1       885.9
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10.0 shares authorized
     6 1/2% Convertible Preferred Stock, 0.7 shares
     outstanding in 2000 and 1999...........................     166.3       166.7
  Common stock, $.01 par value, 125.0 shares authorized,
     77.1 and 75.6 shares outstanding in 2000 and 1999,
     respectively...........................................     761.5       743.5
  Retained earnings.........................................     193.7       133.4
  Treasury stock at cost and other, 1.7 shares in 2000 and
     1999...................................................     (11.4)      (10.4)
  Accumulated other comprehensive loss......................    (164.3)     (143.5)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................     945.8       889.7
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,762.9    $1,775.6
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                2000        1999       1998
                                                              --------    --------    ------
                                                                   (IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues:
  Sales.....................................................  $  907.3    $  841.5    $831.9
  Rentals...................................................      36.4        44.0      47.6
  Installation, maintenance and other.......................     156.3       132.0     107.4
                                                              --------    --------    ------
          Total revenues....................................   1,100.0     1,017.5     986.9
Costs of sales..............................................     605.7       583.6     544.4
                                                              --------    --------    ------
Gross Margin................................................     494.3       433.9     442.5
                                                              --------    --------    ------
Operating costs and expenses:
  Selling, general and administrative.......................     287.9       282.0     308.2
  Provision for doubtful accounts...........................      24.6        22.5      23.4
  Restructuring (reversals) charges.........................      (8.3)         --      21.9
  Research, development and engineering.....................      30.8        25.8      27.2
  Amortization of intangible assets.........................      23.2        22.1      21.7
                                                              --------    --------    ------
          Total operating costs and expenses................     358.2       352.4     402.4
                                                              --------    --------    ------
Operating income............................................     136.1        81.5      40.1
                                                              --------    --------    ------
Other (expenses) income:
  Interest income...........................................      16.6        17.8      16.0
  Interest expense..........................................     (40.3)      (44.1)    (50.8)
  Litigation recoveries (settlements).......................       0.5         6.2     (45.7)
  Other, net................................................      (5.0)       (5.9)     (6.4)
                                                              --------    --------    ------
          Total other (expenses) income.....................     (28.2)      (26.0)    (86.9)
                                                              --------    --------    ------
Income (loss) before income taxes...........................     107.9        55.5     (46.8)
Provision for (benefit of) income taxes.....................      35.7        17.4     (14.1)
                                                              --------    --------    ------
Net income (loss)...........................................  $   72.2    $   38.1    $(32.7)
                                                              ========    ========    ======
Earnings (loss) applicable to common stockholders...........  $   60.3    $   26.6    $(35.2)
                                                              ========    ========    ======
Basic earnings (loss) per common share......................  $   0.79    $   0.35    $(0.47)
                                                              ========    ========    ======
Diluted earnings (loss) per common share....................  $   0.78    $   0.35    $(0.47)
                                                              ========    ========    ======
Weighted Shares Outstanding
  Basic.....................................................      76.5        75.0      74.2
  Diluted...................................................      77.3        75.3      74.5

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 72.2    $ 38.1    $(32.7)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................    40.2      42.4      42.6
     Amortization...........................................    23.2      22.1      21.7
  Net changes in operating assets and liabilities:
     Customer receivables...................................    18.7      29.5     (20.9)
     Inventories............................................    10.9      33.9     (11.0)
     Current and deferred income taxes relating to
       restructuring and net litigation settlement
       charges..............................................      --        --     (19.9)
     Accounts payable.......................................    (3.8)     20.5     (10.0)
     Restructuring, net.....................................   (12.5)     (8.8)      7.3
     Other, net.............................................     5.3      17.1     (12.0)
                                                              ------    ------    ------
          Net cash provided by (used in) operating
            activities......................................   154.2     194.8     (34.9)
                                                              ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (46.0)    (29.1)    (29.3)
  Increase in revenue equipment, net........................    (9.6)    (22.7)    (23.3)
  Additional investments in acquisitions and patents........    (7.8)    (20.7)    (19.7)
  Proceeds from sale of business............................      --        --       8.2
  Other, net................................................     2.4       2.7      10.2
                                                              ------    ------    ------
          Net cash used in investing activities.............   (61.0)    (69.8)    (53.9)
                                                              ------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings and other debt............................     2.3       4.3     442.4
  Repayments of bank borrowings and other debt..............   (82.0)    (40.3)   (416.1)
  Issuance of Convertible Preferred Stock, net..............      --        --     166.7
  Proceeds from issuance of common stock under employee
     benefit plans..........................................     4.7        --       1.1
  Other, net................................................    (1.9)     (1.4)      1.0
                                                              ------    ------    ------
          Net cash (used in) provided by financing
            activities......................................   (76.9)    (37.4)    195.1
                                                              ------    ------    ------
Effect of foreign currency translation on cash balances.....    (1.4)     (5.6)     (1.0)
                                                              ------    ------    ------
Net increase in cash and cash equivalents...................    14.9      82.0     105.3
Cash and cash equivalents at beginning of year..............   209.0     127.0      21.7
                                                              ------    ------    ------
Cash and cash equivalents at end of year....................  $223.9    $209.0    $127.0
                                                              ======    ======    ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the year.........................  $ 16.1    $ 11.0    $  9.2
  Interest paid during the year.............................  $ 43.0    $ 45.9    $ 49.5

   The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (IN MILLIONS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                  PREFERRED   COMMON   RETAINED   TREASURY STOCK   COMPREHENSIVE
                                                    STOCK     STOCK    EARNINGS     AND OTHER          LOSS        TOTAL
                                                  ---------   ------   --------   --------------   -------------   ------
BALANCE AT JUNE 30, 1997........................       --     $730.5    $143.7        $(14.0)         $ (87.3)     $772.9
  Net loss......................................       --        --      (32.7)           --               --       (32.7)
  Cumulative translation........................                                                         (7.7)       (7.7)
                                                                                                                   ------
        Total comprehensive loss................                                                                    (40.4)
                                                                                                                   ------
  Stock issued pursuant to employee benefit
    plans.......................................       --       1.7         --            --               --         1.7
  Convertible Preferred Stock Issued, net of
    issuance cost of $5.8.......................    166.7        --         --            --               --       166.7
  Preferred stock dividend (paid in Common).....       --       2.4       (2.4)           --               --          --
  Other.........................................       --      (0.9)      (0.3)          2.3               --         1.1
                                                   ------     ------    ------        ------          -------      ------
BALANCE AT JUNE 30, 1998........................    166.7     733.7      108.3         (11.7)           (95.0)      902.0
  Net income....................................       --        --       38.1            --               --        38.1
  Cumulative translation........................       --        --         --            --            (48.5)      (48.5)
                                                                                                                   ------
        Total comprehensive loss................                                                                    (10.4)
                                                                                                                   ------
  Stock issued pursuant to employee benefit
    plans.......................................       --       0.1         --            --               --         0.1
  Preferred stock dividend (paid in Common).....       --      11.5      (11.5)           --               --          --
  Other.........................................       --      (1.8)      (1.5)          1.3               --        (2.0)
                                                   ------     ------    ------        ------          -------      ------
BALANCE AT JUNE 30, 1999........................    166.7     743.5      133.4         (10.4)          (143.5)      889.7
  Net income....................................       --        --       72.2            --               --        72.2
  Cumulative translation........................       --        --         --            --            (20.8)      (20.8)
                                                                                                                   ------
        Total comprehensive income..............                                                                     51.4
                                                                                                                   ------
  Stock issued pursuant to employee benefit
    plans.......................................       --       6.8         --            --               --         6.8
  Preferred stock dividend (paid in Common).....       --      11.9      (11.9)           --               --          --
  Income tax benefit from stock options
    exercised...................................       --       0.4         --            --               --         0.4
  Other.........................................     (0.4)     (1.1)        --          (1.0)                        (2.5)
                                                   ------     ------    ------        ------          -------      ------
BALANCE AT JUNE 30, 2000........................   $166.3     $761.5    $193.7        $(11.4)         $(164.3)     $945.8
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

                      SENSORMATIC ELECTRONICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The Consolidated Financial Statements include the accounts of Sensormatic Electronics Corporation and all of its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue recognition
Revenue from product sales is recognized at the time the product is shipped in accordance with the terms agreed upon by the parties. Installation and service revenues are recognized at date of performance and maintenance revenues are recognized ratably over the service contract term. Revenue from sales-type leases (primarily with terms of 60 months or greater) is recognized as a "sale" upon shipment in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.

The Company also leases equipment to customers under long-term operating leases (primarily leases with terms of 36 to 54 months) which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 2000 aggregated $41.2 million and are due as follows: 2001 -- $19.9 million; 2002 -- $12.2 million; 2003 -- $6.3 million; 2004 -- $2.1 million; 2005 and thereafter -- $0.7 million.

Accounting for currency translation and transactions
Foreign currency transactions and financial statements, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and accumulated in accumulated other comprehensive loss, a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

Interest rate swap and foreign currency forward agreements
The Company enters into interest rate swap agreements and foreign exchange forward contracts to manage exposure to fluctuations in interest and foreign currency exchange rates.

                      SENSORMATIC ELECTRONICS CORPORATION

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

Cost in excess of net assets acquired and other intangibles
Costs in excess of net assets acquired (goodwill) are amortized using the straight-line method over periods ranging from 20 to 40 years. Patents and other intangibles, stated at cost, are amortized using the straight-line method over periods ranging from 5 to 15 years.

Earnings per share
Basic earnings per share ("EPS") is calculated by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Earnings (loss) applicable to common stockholders is calculated by deducting dividends on preferred stock from net income (or adding dividends declared on preferred stock to a net loss). Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period using the treasury stock method of accounting. Common stock equivalents include stock options issued under benefit plans. The reconciliation of the numerator and denominator of the EPS calculation is presented in Note 7.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, customer receivables, primarily with retail customers, and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company minimizes its exposure to credit risk concentration for receivables through its credit review procedures and collection practices and its general policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. As of June 30, 2000, management believes the Company had no significant concentrations of credit risk.

                      SENSORMATIC ELECTRONICS CORPORATION

Impact of recently issued accounting standards
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company plans to adopt SAB 101 in the fourth quarter of fiscal 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires the Company to record all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 and, given the Company's current use of derivatives and hedging activities, the impact to transition to this statement was not material on its consolidated financial statements. The impact of SFAS 133 on the Company's future financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation clarifies guidance for certain issues that arose in the application of APB No. 25, "Accounting for Stock Issued to Employees." Adoption of Interpretation No. 44 has no current impact on the Company's financial statements.

Use of estimates in the preparation of financial statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates made by management include the provision for doubtful accounts receivable, inventory write-downs for potentially excess or obsolete inventory, restructuring charges, warranty reserves, and the amortization period for intangible assets. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluation.

Reclassifications
Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the current fiscal year's presentation.

2.  RESTRUCTURING CHARGES

In fiscal 1996, the Company initiated a review of its global operations, cost structure and balance sheet directed at reducing its operating expenses, manufacturing costs and increasing efficiencies. This review focused primarily on operational and organizational structures and systems, facilities utilization, product rationalization and inventory valuation, receivable balances and related collection efforts and certain other matters. As a result of the review in fiscal 1996, the Company recorded restructuring charges of $65.7 million

                      SENSORMATIC ELECTRONICS CORPORATION
and inventory write-downs related to restructuring activities of $19.6 million. The combined charge was $85.3 million with an after-tax impact of $54.2 million.

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

In fiscal 1996, as a result of the review described above, the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 2000, all planned terminations have been completed and more than 70% of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's 1997 and 1998 announced restructuring activities principally included workforce reductions in the Company's European operations and the divestiture of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 2000, approximately 95% of the positions had been eliminated, including the positions associated with the divested business units.

During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges (consisting of $2.9 million and $5.4 million associated with the 1996 and 1997/1998 restructuring plans, respectively) as a result of revised estimates to its original restructuring plans. The reversal relates primarily to actions pertaining to the closure of certain North America facilities, which are no longer going to be undertaken given the increased demand for labels and required manufacturing capacity, and remeasurements of European restructuring requirements based on decisions not to exit operations in certain countries.

                      SENSORMATIC ELECTRONICS CORPORATION

The following table sets forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of June 30, 2000:

                                                                       ACCRUAL                                          ACCRUAL
                                                    UTILIZATION      BALANCE AT      UTILIZATION                      BALANCE AT
                                       1996      -----------------    JUNE 30,     ----------------      RESERVE       JUNE 30,
                                     PROVISION    CASH    NON-CASH      1996       CASH    NON-CASH   REALLOCATIONS      1997
1996 RESERVE                         ---------   ------   --------   -----------   -----   --------   -------------   -----------
Product rationalization, related
  equipment charges and other......    $45.3     $   --    $(34.2)      $11.1      $  --    $(12.4)       $ 2.8          $ 1.5
Closure of facilities and related
  costs............................     23.5       (1.0)     (1.6)       20.9       (1.4)     (6.5)        (7.3)           5.7
Employee termination and related
  costs............................     16.5      (10.4)     (0.7)        5.4       (6.6)       --          4.5            3.3
                                       -----     ------    ------       -----      -----    ------        -----          -----
        Total......................    $85.3     $(11.4)   $(36.5)      $37.4      $(8.0)   $(18.9)       $  --          $10.5
                                       -----     ------    ------       -----      -----    ------        -----          -----
Inventory write downs recorded as a
  component of cost of sales.......    (19.6)        --      10.6        (9.0)        --       9.0           --             --
                                       -----     ------    ------       -----      -----    ------        -----          -----
        Total......................    $65.7     $(11.4)   $(25.9)      $28.4      $(8.0)   $ (9.9)       $  --          $10.5
                                       -----     ------    ------       -----      -----    ------        -----          -----

                                                        ACCRUAL                         ACCRUAL                         ACCRUAL
                                                       BALANCE AT     UTILIZATION      BALANCE AT     UTILIZATION      BALANCE AT
                                                        JUNE 30,    ----------------    JUNE 30,    ----------------    JUNE 30,
                                                          1997      CASH    NON-CASH      1998      CASH    NON-CASH      1999
1996 RESERVE (CONTINUED)                               ----------   -----   --------   ----------   -----   --------   ----------
Product rationalization, related equipment
  charges and other..................................    $ 1.5      $  --    $(1.1)       $0.4      $  --     $ --        $0.4
Closure of facilities and related costs..............      5.7       (0.7)     0.2         5.2       (0.4)      --         4.8
Employee termination and related costs...............      3.3       (3.3)      --          --         --       --          --
                                                         -----      -----    -----        ----      -----     ----        ----
        Total........................................    $10.5      $(4.0)   $(0.9)       $5.6      $(0.4)    $ --        $5.2
                                                         -----      -----    -----        ----      -----     ----        ----

                                                               ACCRUAL                                       ACCRUAL
                                                              BALANCE AT                   UTILIZATION      BALANCE AT
                                                               JUNE 30,       2000       ----------------    JUNE 30,
                                                                 1999      (REVERSALS)   CASH    NON-CASH      2000
1996 RESERVE (CONTINUED)                                      ----------   -----------   -----   --------   ----------
Product rationalization, related equipment
  charges and other.........................................     $0.4         $(0.4)     $  --      $--        $ --
Closure of facilities and related costs.....................      4.8          (2.5)      (0.3)      --         2.0
Employee termination and related costs......................       --            --         --       --          --
                                                                 ----         -----      -----       --        ----
        Total...............................................     $5.2         $(2.9)     $(0.3)     $--        $2.0
                                                                 ====         =====      =====      ===        ====

                                              ACCRUAL                                         ACCRUAL
                                             BALANCE AT      1998          UTILIZATION      BALANCE AT      UTILIZATION
                                   1997       JUNE 30,    ADDITIONS/    -----------------    JUNE 30,     ----------------
                                 PROVISION      1997      (REVERSALS)    CASH    NON-CASH      1998       CASH    NON-CASH
1997/1998 RESERVE                ---------   ----------   -----------   ------   --------   -----------   -----   --------
Product rationalization,
  related equipment charges and
  other........................    $ 2.9       $ 2.9         $  --      $   --    $(1.6)       $ 1.3      $  --    $(1.1)
Closure of facilities and
  related costs................      6.5         6.5           8.8         0.2     (5.6)         9.9       (1.3)     0.1
Closure of facilities (1)......       --        (2.9)                                           (2.9)
Employee termination and
  related costs................      0.5         0.5          20.4       (10.4)      --         10.5       (6.7)      --
Non-core business
  divestitures.................     16.9        16.9          (7.3)         --       --          9.6       (0.4)      --
                                   -----       -----         -----      ------    -----        -----      -----    -----
        Total..................    $26.8       $23.9         $21.9      $(10.2)   $(7.2)       $28.4      $(8.4)   $(1.0)
                                   -----       -----         -----      ------    -----        -----      -----    -----
Inventory write downs recorded
  as a component of cost of
  sales........................       --        (4.2)           --          --      3.6         (0.6)        --      0.6
                                   -----       -----         -----      ------    -----        -----      -----    -----
        Total..................    $26.8       $19.7         $21.9      $(10.2)   $(3.6)       $27.8      $(8.4)   $(0.4)
                                   =====       =====         =====      ======    =====        =====      =====    =====

                                   ACCRUAL
                                 BALANCE AT
                                  JUNE 30,
                                    1999
1997/1998 RESERVE                -----------
Product rationalization,
  related equipment charges and
  other........................     $ 0.2
Closure of facilities and
  related costs................       8.7
Closure of facilities (1)......      (2.9)
Employee termination and
  related costs................       3.8
Non-core business
  divestitures.................       9.2
                                    -----
        Total..................     $19.0
                                    -----
Inventory write downs recorded
  as a component of cost of
  sales........................        --
                                    -----
        Total..................     $19.0
                                    =====

                      SENSORMATIC ELECTRONICS CORPORATION

                                                               ACCRUAL                                          ACCRUAL
                                                              BALANCE AT        2000          UTILIZATION      BALANCE AT
                                                               JUNE 30,    REALLOCATIONS/   ----------------    JUNE 30,
                                                                 1999       (REVERSALS)     CASH    NON-CASH      2000
                                                              ----------   --------------   -----   --------   ----------
1997/1998 RESERVE (CONTINUED)
Product rationalization, related equipment charges and
  other.....................................................    $ 0.2          $(0.2)       $  --    $  --        $ --
Closure of facilities and related costs.....................      5.8           (4.2)        (1.4)      --         0.2
Employee termination and related costs......................      3.8            2.5         (2.5)      --         3.8
Non-core business divestitures..............................      9.2           (3.5)          --     (4.8)        0.9
                                                                -----          -----        -----    -----        ----
        Total...............................................    $19.0          $(5.4)       $(3.9)   $(4.8)       $4.9
                                                                =====          =====        =====    =====        ====

---------------

(1) The 1997 provision of $6.5 million includes $2.9 million charged directly to the impaired assets.

3.  CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five years or greater) at June 30, 2000 and 1999 are summarized as follows:

                                                               2000     1999
                                                              ------   ------
Trade accounts receivable due within 1 year.................  $344.6   $306.1
Allowance for doubtful accounts.............................   (42.7)   (30.6)
                                                              ------   ------
  Trade accounts receivable due in 1 year, net..............  $301.9   $275.5
                                                              ======   ======
Installment and deferred receivables........................  $ 29.1   $ 43.7
Allowance for doubtful accounts.............................    (1.9)    (5.2)
Unearned interest and maintenance...........................   (19.7)   (21.4)
                                                              ------   ------
          Total installment and deferred receivables, net...     7.5     17.1
Less: Amounts due in 1 year, net............................    (6.5)   (14.3)
                                                              ------   ------
          Total noncurrent installment and deferred
            receivables, net................................  $  1.0   $  2.8
                                                              ======   ======
Sales-type leases-minimum lease payments receivable.........  $ 93.9   $144.3
Allowance for uncollectible minimum lease payments..........    (6.7)   (11.5)
Unearned interest and maintenance...........................   (23.5)   (30.3)
                                                              ------   ------
          Total sales-type leases, net......................    63.7    102.5
Less: Amounts due in 1 year, net............................   (21.0)   (28.8)
                                                              ------   ------
          Total noncurrent sales-type leases, net...........  $ 42.7   $ 73.7
                                                              ======   ======
Total customer receivables..................................  $373.1   $395.1
Less: Amounts due in 1 year, net............................   329.4    318.6
                                                              ------   ------
          Total noncurrent customer receivables.............  $ 43.7   $ 76.5
                                                              ======   ======

Net receivables and sales-type lease receivables at June 30, 2000 are due as follows: 2001 -- $329.4 million; 2002 -- $16.7 million; 2003 -- $9.1 million;
2004 -- $7.4 million; 2005 -- $6.2 million and $4.3 million thereafter.

                      SENSORMATIC ELECTRONICS CORPORATION

4.  ACCOUNTS RECEIVABLE FINANCING

As of June 30, 2000, the Company's primary receivable financing agreements with financial institutions are described below:

Effective June 2000, the Company entered into a five year L100 million (approximately $160.0 million) asset backed commercial paper conduit program (the "Program") which allows for the sale of accounts receivable from eligible equipment lease contracts originating in the United Kingdom and Scotland on a nonrecourse basis to a Special Purpose Vehicle owned by a third party. This agreement was intended to replace a similar facility, which was also outstanding at June 30, 2000.

Effective April 1999, the Company entered into Purchase and Sale Agreements with a U.S. leasing institution. Under these agreements, the Company sells equipment leases to its wholly owned non-consolidated special purpose corporation which in turn sells the related receivables to the leasing institution. In addition, the Company entered into a leasing program agreement whereby future equipment leases will be originated by the leasing institution and the leasing institution will pay the Company a discounted value for the equipment leases.

Under the Company's other sale of receivables agreement in the U.S., certain pre-approved trade accounts receivables are sold to the financial institution. The financing institution advances cash, in anticipation of customer collections, to the Company at fluctuating interest rates of 60 basis points in excess of LIBOR.

During fiscal 2000 and 1999, the Company received cash proceeds of $379.5 million and $315.3, respectively, under all of the Company's receivable sale agreements. Collection of a portion of the sale of receivables is deferred and reflected in the financial statements, primarily in other non-current assets. Such amounts, which approximate $31.9 million in 2000 and $31.5 in 1999, are recorded at fair market value based on management's assessment of realization and the expected timing of cash flows. The Company expects recourse amounts associated with the aforementioned activities to be minimal, and has adequate reserves to cover potential losses. Cash proceeds from the sale of receivables under these facilities are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

5.  INVENTORIES

Inventories are summarized as follows:

                                                               2000     1999
                                                              ------   ------
Finished goods..............................................  $128.6   $135.7
Parts.......................................................    41.3     45.2
Work-in-process.............................................     6.9     11.2
                                                              ------   ------
                                                               176.8    192.1
Less allowance for excess and obsolete inventory............   (23.9)   (28.4)
                                                              ------   ------
          Total inventories, net............................  $152.9   $163.7
                                                              ======   ======

                      SENSORMATIC ELECTRONICS CORPORATION

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                               2000     1999
                                                              ------   ------
Machinery and equipment.....................................  $161.7   $141.3
Buildings and improvements..................................    50.6     50.9
Leasehold improvements and furniture and fixtures...........    26.5     30.2
Enterprise resource planning system assets..................    28.5     22.8
Land........................................................    11.5     11.5
                                                              ------   ------
                                                               278.8    256.7
Less accumulated depreciation and amortization..............  (122.2)  (119.2)
                                                              ------   ------
          Total property, plant and equipment, net..........  $156.6   $137.5
                                                              ======   ======

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 2000 aggregated $27.8 million and are due as follows: 2001 -- $11.0 million; 2002 -- $5.9 million; 2003 -- $3.6 million; 2004 -- $2.1 million; 2005 -- $1.6 million and
$5.8 million thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows: 2000 -- $18.6 million, 1999 -- $18.9 million and 1998 -- $10.7 million.

7.  EARNINGS PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effects on income and the weighted-average number of shares of potentially dilutive common stock. The reconciliation of the numerator and denominator of the EPS calculation is presented below (in millions except per share data):

                                                              2000    1999     1998
                                                              -----   -----   ------
Numerator:
     Net income (loss)......................................  $72.2   $38.1   $(32.7)
     Less: Preferred stock dividends........................  (11.9)  (11.5)    (2.5)
                                                              -----   -----   ------
     Income (loss) applicable to common stockholders........  $60.3   $26.6   $(35.2)
                                                              =====   =====   ======
Denominator:
     Basic EPS -- weighted average shares...................   76.5    75.0     74.2
     Dilutive effect: Stock options.........................    0.8     0.3      0.3
                                                              -----   -----   ------
     Diluted EPS -- weighted average shares.................   77.3    75.3     74.5
                                                              =====   =====   ======
Basic income (loss) per share...............................  $0.79   $0.35   $(0.47)
                                                              =====   =====   ======
Diluted income (loss) per share.............................  $0.78   $0.35   $(0.47)
                                                              =====   =====   ======

Options to purchase 4.8 million shares of Common Stock were not included in computing diluted earnings per share because their effects were antidilutive. Additionally, Common Stock issuable upon the conversion of the 6 1/2% Convertible Preferred Stock, was not included in the denominator in the computation of diluted EPS as the impact would be anti-dilutive.

                      SENSORMATIC ELECTRONICS CORPORATION

8.  INCOME TAXES

The income tax provisions (benefits) on income (loss) are as follows:

                                                              2000    1999     1998
                                                              -----   -----   ------
U.S. Federal income taxes:
  Current...................................................  $12.5   $(1.3)  $  1.6
  Deferred..................................................   15.8    11.8    (20.5)
Foreign income taxes:
  Current...................................................   13.5    (0.8)    15.2
  Deferred..................................................   (7.4)    4.9     (6.0)
State and other.............................................    1.3     2.8     (4.4)
                                                              -----   -----   ------
          Total.............................................  $35.7   $17.4   $(14.1)
                                                              =====   =====   ======

The 2000, 1999 and 1998 deferred provisions include a tax (utilization) benefit of $(2.4) million, $(3.2) million and $15.9 million, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of income
(loss) before income taxes are as follows:

                                                               2000    1999     1998
                                                              ------   -----   ------
United States...............................................  $ 72.2   $33.0   $(51.3)
Foreign.....................................................    35.7    22.5      4.5
                                                              ------   -----   ------
          Total.............................................  $107.9   $55.5   $(46.8)
                                                              ======   =====   ======

The U.S. Federal tax rate reconciles to the effective tax rate as follows:

                                                               2000    1999     1998
                                                              ------   -----   ------
U.S. Federal tax rate.......................................    35.0%   35.0%   (35.0)%
Benefits due to tax exempt earnings and investment income
  of the Puerto Rico operations.............................    (4.7)   (1.3)   (13.7)
Amortization of costs in excess of net assets acquired......     3.4     9.0      6.9
International tax rate differentials, net of foreign tax
  credits...................................................    (1.5)  (11.1)    12.8
Tax benefit of foreign sales corporation....................    (0.6)   (1.1)    (2.7)
State income tax effect, net of Federal benefit.............     0.8     3.1     (5.7)
Change in estimate of prior years' accruals.................     5.7    (6.2)     5.0
Valuation allowance.........................................    (7.6)   (6.5)     2.2
Minority interest...........................................     1.1     1.2      1.4
Other.......................................................     1.5     9.1     (1.3)
                                                              ------   -----   ------
                                                                33.1%   31.2%   (30.1)%
                                                              ======   =====   ======

Undistributed earnings of international subsidiaries are indefinitely reinvested except for earnings of the Company's German subsidiary, which are periodically distributed to utilize the lower German integrated tax rate. No provision has been made for income taxes that might be payable upon the remittance of the indefinitely reinvested earnings. Upon distribution of those earnings, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. The Company has not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings.

                      SENSORMATIC ELECTRONICS CORPORATION

Shortly after the close of the Company's fiscal year, Germany enacted tax legislation reducing its federal tax rate to 25%. The rate change is effective for the Company's fiscal year ended June 2002 and is not expected to have a significant effect on the deferred tax asset.

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging up to 10% depending on the fiscal year earned. At June 30, 2000, approximately $200.5 million of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided.

The Company is currently undergoing a U.S. Internal Revenue Service audit for its tax years ending June 30, 1996 and 1995. As of the balance sheet date, no final determinations have been made relating to any issues raised during the examination. The Company does not expect any material adjustments and believes that it has adequately accrued for any potential liabilities.

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                         ------    -----------   ------    -----------
Property, plant and equipment..........................  $   --       $ 1.6      $ 25.8      $   --
Reserves and allowances................................    24.4        (0.6)       26.0        (1.1)
Sales-type leases......................................   (45.9)        1.6       (60.5)        5.0
Undistributed earnings of German subsidiary............      --         5.5        (4.2)         --
Deemed sales revenues from Puerto Rico operations......    51.4          --        51.2          --
Restructuring charges..................................     3.5          --         7.7          --
NOL and tax credit carryforwards.......................   159.0          --       152.7        (0.2)
Valuation allowance....................................    (7.6)         --       (16.1)         --
Deferred acquisition costs.............................      --        18.9          --        18.6
Other..................................................     3.2         4.2        (1.2)       (8.4)
                                                         ------       -----      ------      ------
          Total deferred income taxes..................  $188.0       $31.2      $181.4      $ 13.9
                                                         ======       =====      ======      ======

Because deferred tax assets and liabilities are netted by jurisdiction, the above disclosure reflects the asset and liability characterization based upon the netting as reflected in the Consolidated Balance Sheets.

During fiscal 2000, the valuation allowance was reduced by $8.5 million to $7.6 million due to management's belief that it was more likely than not that future taxable income would be sufficient to utilize deferred tax assets of $188.0 million. In assessing the likelihood of utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment.

A significant portion of the deferred tax assets recognized relate to net operating loss and credit carryforwards. Because the Company operates in multiple off shore jurisdictions, it considered the need for a valuation allowance on a country by country basis taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards in the future because: (1) in various countries, including the United States, the Company generated taxable income in fiscal 2000 and utilized approximately $34 million of net operating loss carryforwards; (2) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (3) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs; (4) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize a substantial portion of the recorded deferred tax assets; and (5) a significant portion of the net operating losses have an indefinite life or do not expire in the

                      SENSORMATIC ELECTRONICS CORPORATION
near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized. Net operating losses exist as follows:

- Losses expiring in fiscal 2001 -- 2002:            France $12.9, Italy $1.4
- Losses expiring in fiscal 2003 -- 2007:            Italy $8.2, Puerto Rico $1.2, Spain $3.9,
                                                     United States $6.6
- Losses expiring in fiscal 2008 -- 2012:            United States $114.8
- Losses expiring after fiscal 2012:                 United States losses of $66.3 and $22.4
                                                     expiring in 2018 and 2019, respectively
- Losses with indefinite life:                       Belgium $35.7, France $2.3, Germany
                                                     $18.7, Ireland $29.6, Sweden $10.3,
                                                     United Kingdom $35.2, Other $1.0
- Foreign tax credits expiring in fiscal 2001 through 2004 are $1.7.

9.  DEBT

Debt is summarized as follows:

                                                               2000      1999
                                                              ------    ------
8.04% Senior Notes due March, 2006..........................  $230.0    $230.0
7.21% Senior Notes due March, 2000..........................      --      70.0
7.34% Senior Notes due March, 2001..........................    50.0      50.0
8.21% Senior Notes due January, 2003........................   135.0     135.0
Other debt, at 3.87% to 9.97%, net of unamortized interest
  of $2.0 and $2.5 at 2000 and 1999, respectively...........    12.5      23.1
                                                              ------    ------
          Total debt........................................   427.5     508.1
                                                              ------    ------
Less: Amounts payable in 1 year.............................   (56.2)    (80.4)
                                                              ------    ------
          Total noncurrent debt.............................  $371.3    $427.7
                                                              ======    ======

During fiscal 2000, the Company repaid the $70 million Senior Notes.

On December 9, 1999, the Company secured a committed line of credit agreement expiring in December 2002 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company ("Revolving Credit Facility") of up to $125.0 million of which $108.6 million was available for use as of June 30, 2000. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin associated with the Company's credit rating (0.90% at June 30, 2000) and are subject to an annual facility fee of 0.35% on the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions of which $5.3 million was utilized at June 30, 2000.

The Revolving Credit Facility replaced the $250.0 million Amended and Restated Multicurrency Revolving Credit Agreement dated March 18, 1997, which terminated in accordance with its terms.

Under the terms of the Company's principal borrowing and financing agreements, the Company is required, among other things to maintain a minimum interest coverage ratio, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and the payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 2000 and 1999.

                      SENSORMATIC ELECTRONICS CORPORATION

10.  CONVERTIBLE PREFERRED STOCK

In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5 million, or $166.3 million net of commissions, discounts and other transaction issue expenses. Each Depositary Share represents a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share of preferred stock. Dividends on the Preferred Stock accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly on January 1, April 1, July 1 and October 1 of each year, and commenced on July 1, 1998. Dividends are payable in cash or, at the option of the Company and subject to covenants in the Company's financing agreements, in shares of Common Stock of the Company or a combination thereof. The Company issued 2,266,652 shares of Common Stock in payment of the dividends payable, including certain liquidated damages, on the Preferred Stock on July 1, 1998 through July 3, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company was unable to pay cash dividends in recent years, and has only limited ability to pay cash dividends at present. The dividend payable on October 2, 2000 to holders of record of the Depositary Shares as of September 21, 2000 will be made in cash, at a rate of $0.40625 per Depositary Share.

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

11.  STOCK OPTION PLANS

Under the Company's existing stock incentive plan (the "1999 Plan") stock options may be granted to officers and key employees. The 1999 Plan provides for granting of other awards, such as stock appreciation rights, stock awards and cash awards, although the Company intends to continue to grant principally stock options under this plan. The Company also has a Directors Stock Option Plan under which non-qualified stock options are granted to non-employee directors.

The exercise price of a stock option granted under the 1999 Plan and its predecessor plans is not less than the fair market value of the Common Stock on the date of grant. Stock options granted under all such plans generally become exercisable, cumulatively, in equal annual installments over three years, and expire five or ten years from the date of grant.

All such options are non-compensatory; therefore, any U.S. Federal income tax benefits received upon their exercise are recorded as an increase to equity.

                      SENSORMATIC ELECTRONICS CORPORATION

The following table summarizes activity under all plans for the years ended 2000, 1999, and 1998 (in millions except for price per option amounts):

                                                         2000                  1999                  1998
                                                  -------------------   -------------------   -------------------
                                                            WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                             AVERAGE               AVERAGE               AVERAGE
                                                            EXERCISE              EXERCISE              EXERCISE
                                                  OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                  -------   ---------   -------   ---------   -------   ---------
Options outstanding, beginning of year..........     9.2     $17.47        8.1     $19.48        7.3     $21.73
    Options granted.............................     1.9      13.11        1.6       7.17        1.9      13.80
    Options exercised...........................    (0.7)     10.29       (0.1)      9.31       (0.1)     10.29
    Options canceled............................    (1.8)     19.28       (0.4)     18.31       (1.0)     25.49
                                                   -----     ------      -----     ------      -----     ------
Options outstanding, end of year................     8.6     $16.38        9.2     $17.47        8.1     $19.48
                                                   =====                 =====                 =====
Options exercisable, end of year................     5.5     $18.95        6.0     $20.39        3.9     $19.43
                                                   =====                 =====                 =====
Options available for future grant..............     2.9                   3.9                   1.0
                                                   =====                 =====                 =====
Weighted-average fair value of options granted
  during the year...............................   $6.65                 $4.36                 $5.64
                                                   =====                 =====                 =====

The following table summarizes information about stock options outstanding at June 30, 2000 (in millions except for price per option amounts):

                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 --------------------------------------   -----------------------
                                WEIGHTED-
                   NUMBER        AVERAGE      WEIGHTED-     NUMBER      WEIGHTED-
  RANGES OF      OUTSTANDING    REMAINING      AVERAGE    EXERCISABLE    AVERAGE
   EXERCISE      AT JUNE 30,   CONTRACTUAL    EXERCISE    AT JUNE 30,   EXERCISE
    PRICES          2000       LIFE (YEARS)     PRICE        2000         PRICE
  ---------      -----------   ------------   ---------   -----------   ---------
$5.37 - 10.63..      1.2           4.8         $ 7.08         0.3        $ 6.98
11.42 - 15.85..      2.7           5.5          13.04         0.8         13.58
16.00 - 19.70..      3.1           2.7          17.40         2.9         17.42
20.60 - 23.00..      0.8           4.6          22.16         0.7         22.33
26.37 - 30.17..      0.3           3.9          28.14         0.3         28.15
31.00 - 36.38..      0.5           3.9          31.62         0.5         31.62
                     ---                                      ---
$5.37 - 36.38..      8.6           4.1         $16.38         5.5        $18.95
                     ===                                      ===

At June 30, 2000 and 1999, 11.5 million and 13.1 million shares of Common Stock, respectively, were reserved for the exercise of stock options or additional awards under the above Plans. Additionally, at June 30, 2000 and 1999, 8.8 million shares of Common Stock were reserved for the conversion of the 6 1/2% Convertible Preferred Stock.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per

                      SENSORMATIC ELECTRONICS CORPORATION
share for fiscal 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in millions except per share data).

                                                              2000    1999     1998
                                                              -----   -----   ------
Net income (loss):
  As reported...............................................  $72.2   $38.1   $(32.7)
  Pro forma.................................................  $66.5   $32.9   $(39.3)
Basic income (loss) per common share:
  As reported...............................................  $0.79   $0.35   $(0.47)
  Pro forma.................................................  $0.71   $0.29   $(0.56)
Diluted income (loss) per common share:
  As reported...............................................  $0.78   $0.35   $(0.47)
  Pro forma.................................................  $0.70   $0.29   $(0.56)

These pro forma amounts may not be indicative of future pro forma income and earnings per share.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2000, 1999, and 1998:

                                                              2000    1999     1998
                                                              -----   -----   ------
Dividend yields.............................................     --      --       --
Expected volatility.........................................    .54    .513     .361
Risk-free interest rates....................................   6.39%   4.76%   5.83%
Expected life (in years)....................................      4       8        5

12.  BENEFIT PLANS

Defined Contribution Plans
The Company has retirement plans for U.S. employees, Puerto Rico employees and for certain European employees, which allow or require employee contributions. Annual contributions by the Company to these retirement plans are discretionary. The Company charged to operations $4.2 million, $3.0 million and $7.1 million in fiscal 2000, 1999, 1998, respectively, related to the plans described under this section.

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

                                                               2000     1999
                                                              ------   ------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................  $ 24.6   $ 23.2
     Service cost...........................................     1.0      1.1
     Interest cost..........................................     1.8      1.7
     Actuarial gains........................................    (1.1)     0.0
     Benefits paid..........................................    (1.5)    (1.4)
                                                              ------   ------
  Benefit obligation at end of year.........................  $ 24.8   $ 24.6
                                                              ======   ======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............  $  0.0   $  0.0
     Actual return on plan assets...........................     0.0      0.0
     Employer contributions.................................     1.5      1.4
     Benefits paid..........................................    (1.5)    (1.4)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $  0.0   $  0.0
                                                              ======   ======
RECONCILIATION OF THE FUNDED STATUS
  Funded status.............................................  $(24.8)  $(24.6)
  Unrecognized transition obligation........................     0.5      0.7
  Unrecognized prior service cost...........................     3.1      3.6
  Unrecognized actuarial gains..............................    (1.1)     0.0
                                                              ------   ------
     Net amount recognized at year-end......................  $(22.3)  $(20.3)
                                                              ======   ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
  Prepaid benefit cost......................................  $  0.0   $  0.0
  Accrued benefit liability.................................   (24.1)   (24.6)
  Intangible asset..........................................     1.8      4.3
  Accumulated other comprehensive income....................     0.0      0.0
                                                              ------   ------
     Net amount recognized at year-end......................  $(22.3)  $(20.3)
                                                              ======   ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
Discount rate...............................................   8.00%    7.50%
Rate of compensation increase...............................   5.00%    5.00%
Expected return on plan assets..............................     N/A      N/A
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost..............................................  $  1.0   $  1.1
  Interest cost.............................................     1.8      1.7
  Expected return on plan assets............................     0.0      0.0
  Amortization of transitional obligation...................     0.1      0.1
  Amortization of prior service cost........................     0.5      0.5
  Recognized actuarial gains................................     0.0      0.0
                                                              ------   ------
     Net periodic benefit cost..............................  $  3.4   $  3.4
                                                              ======   ======

                      SENSORMATIC ELECTRONICS CORPORATION

13.  COMMITMENTS AND CONTINGENCIES

With respect to the New Jersey, Florida and German actions involving the Company, AlliedSignal, Inc. ("Allied") and/or Vacuumschmelze GmBH ("Vacuumschmelze"), during the third quarter of fiscal 2000, the Company and Honeywell Inc. ("Honeywell"), the corporate successor to Allied, reached an agreement to discontinue all such actions. The agreement provides, among other things, for the assignment by Honeywell to the Company of certain patents held by Honeywell which were the subject of the suits and related patents and applications, the grant by Honeywell to the Company of an exclusive paid-up license under certain other patents and rights, certain covenants not to sue, and the payment by the Company of $8.0 million to Honeywell in consideration of such patent assignment and license. The Company granted certain license rights, outside the Company's core Electronic Article Surveillance business, under the patent rights assigned to it back to Honeywell for use in Honeywell's business. The agreement also provides for Sensormatic and Honeywell to cooperate in efforts to enable Honeywell to qualify as an additional source of magnetic material for Ultra-Max labels.

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

Contingent payments
In connection with certain acquisitions, the Company pays contingent consideration (ranging from 3% to 10%) on revenues generated by the acquired businesses for periods expiring through 2004. Such contingent payments, when incurred, will be recorded as additional cost of the related acquisitions and included in patents and other assets and amortized over the remaining amortization period. Contingent consideration payments in fiscal 2000, 1999 and 1998 were $1.0 million, $20.7 million and $19.7 million, respectively.

14.  SEGMENT INFORMATION

The Company operates globally and offers products and services, which are sold to retail customers and to commercial industrial customers. The Company's products and systems are focused in three general categories under three product divisions: electronic article surveillance systems ("EAS"), video systems ("VSD"), and access control and asset management systems ("ACD"). The Company also provides installation and maintenance services ("Service"). Consolidated revenues by principal products and systems follow:

                                                 EAS      VSD      ACD    SERVICE    TOTAL
                                                ------   ------   -----   -------   --------
Revenues
  2000........................................  $601.0   $293.9   $48.8   $156.3    $1,100.0
  1999........................................  $548.2   $292.3   $45.0   $132.0    $1,017.5
  1998........................................  $539.8   $307.1   $32.6   $107.4    $  986.9

The Company has changed the organization of its operations as reported in fiscal 1999. The Company now operates in two reportable segments consistent with the way the Company organizes its operations which is based on geographic area. Each geographic area is responsible for selling all products and services to all customers within the area. The two reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").

                      SENSORMATIC ELECTRONICS CORPORATION

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

In 2000, 1999 and 1998, no single customer represented 10% or more of the Company's sales.

Prior years' amounts have been reclassified to conform to the 2000 presentation.

                         GEOGRAPHIC SEGMENT INFORMATION

                                                                             CORPORATE AND
                                                         AMERICAS    EMEA     UNALLOCATED     TOTAL
                                                         --------   ------   -------------   --------
Total Revenues
  2000.................................................   $678.0    $422.0      $  0.0       $1,100.0
  1999.................................................    613.2     404.3         0.0        1,017.5
  1998.................................................    560.8     423.1         3.0          986.9
Depreciation/Amortization
  2000.................................................   $ 23.4    $ 25.7      $  0.0       $   49.1
  1999.................................................     20.6      23.4         0.0           44.0
  1998.................................................     20.5      25.2         0.0           45.7
Operating income
  2000.................................................   $110.3    $ 21.3      $  4.5(1)    $  136.1
  1999.................................................     86.7      (5.2)        0.0           81.5
  1998.................................................     59.8       2.8       (22.5)          40.1
Total assets
  2000.................................................   $637.6    $881.4      $243.9       $1,762.9
  1999.................................................    652.1     885.6       237.9        1,775.6
  1998.................................................    614.3     970.7       214.5        1,799.5
Capital expenditures
  2000.................................................   $  3.6    $  4.3      $ 38.1       $   46.0
  1999.................................................      2.0       4.3        22.8           29.1
  1998.................................................      4.0       3.5        21.8           29.3

---------------

(1) Includes $8.3 million restructuring reversal and ($3.8) million for Chief Executive Officer change that were not allocated to sales areas.

15.  FINANCIAL INSTRUMENTS

At June 30, 2000 and 1999, the recorded value of all financial instruments reported as assets such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

                      SENSORMATIC ELECTRONICS CORPORATION

Fair value of balance sheet financial instruments
The recorded value of balance sheet financial instruments reported as liabilities, where there is a difference between recorded value and estimated market value, were as follows:

SENIOR NOTE DEBT                                               2000     1999
----------------                                              ------   ------
  Recorded value............................................  $415.0   $485.0
  Fair value................................................   402.0    492.8

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

The Company entered into a fixed to floating interest rate swap agreement with a party to its U.K. receivable financing program. The effect of the interest rate swap agreement is to return to the Company the differential between the fixed rate to be received on the receivables sold under this program and the floating rate to be paid to the purchasers of the receivables. As of June 30, 2000, the notional amount of this interest rate swap agreement was L68.5 million. The interest rate swap agreement will expire when the underlying receivables are paid down. At June 30, 2000, the floating rate to be paid by the Company was 6.17%, equivalent to the variable cost of funds of the purchaser of the assets, and the fixed rate to be received was approximately 12.25%. Under SFAS No. 125, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings. The fair market value of this interest rate swap agreement was not determinable due to the open ended expiration date and consequently has not been recognized in the Consolidated Balance Sheet at June 30, 2000.

In order to manage the risk associated with the variance amount on the sale of certain receivables, including the U.K. financing program as described above, the Company enters into other interest rate swap agreements, which have the effect of converting the floating discount rate to a fixed discount rate, thereby limiting the variance amount paid or received by the Company. The Company had no other interest rate swap agreements outstanding at June 30, 2000. The notional amount of other interest rate swap agreements at June 30, 1999 was $123.7 million.

Foreign currency contracts
The Company conducts business in a wide variety of currencies and consequently enters into foreign exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date and are used to hedge the Company's intercompany firm commitments. At June 30, 2000 and 1999, the Company's outstanding notional amounts for currency forward contracts were approximately $50.5 million and $65.8 million, respectively, maturing in three to twelve months. The fair value of these investments at June 30, 2000 was $0.9 million and at 1999 was not material.

                      SENSORMATIC ELECTRONICS CORPORATION

The table below details notional amounts indicated in U.S. dollars of the Company's outstanding foreign exchange forward contracts at June 30, 2000:

CURRENCIES
----------
Euro........................................................  $35.9
British Pounds..............................................   10.5
Other.......................................................    4.1
                                                              -----
          Total.............................................  $50.5
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

                                    PART III

ITEMS 10 TO 13 INCLUSIVE

This information required by Item 10 (Directors and Executive Officers of the Registrant) (other than information as to executive officers of the Company, which is set forth Part I under the caption "Executive Officers of the Registrant"), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about October 6, 2000, except that the "Report of the Governance and Stock Incentive Plan Committees" and the "Performance Graph" and the text describing it contained in the proxy statement are not incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) The following documents are filed as a part of this report:

          Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

(3) Listing of exhibits:

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
3(a)      --   Composite Restated Certificate of Incorporation of the
               Company filed pursuant to Rule 232.102(c) of Regulation S-T
               (incorporated by reference to Exhibit 4(d) to Registration
               Statement No. 33-61626).
3(b)      --   By-Laws of the Company (incorporated by reference to Exhibit
               3(b) to Form 10-K for the fiscal year end June 30, 1996).
4(a)      --   Article FOURTH of the Restated Certificate of Incorporation
               of the Company (incorporated by reference to Exhibit 4(d) to
               Registration Statement No. 33-61626).
4(b)      --   Note Agreement, dated as of March 29, 1996, among the
               Company, and the other Purchasers named therein, including the form of 6.99% Senior Notes due March 2001, 7.74% Senior
               Notes due March 2001, and 7.11% Senior Notes due March 2001
               issued thereunder (incorporated by reference to Exhibit 4(a)
               to Form 10-Q for the fiscal quarter ended March 31, 1996).
4(c)      --   Note Agreement, dated as of January 15, 1993, among the
               Company, The Northwestern Mutual Life Insurance Company and
               the other Purchasers named therein, including the form of
               8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May
               31, 1993 (incorporated by reference to Exhibit 4.4 to
               Registration Statement No. 33-62750).
4(d)      --   Certificate of Designations of the Powers Preferences and
               Relative, Participating Optional and Other Special Rights of
               Preferred Stock and Qualifications, Limitations and
               Restrictions thereof of 6  1/2% Convertible Preferred Stock of the Company, filed with the Secretary of State of the
               State of Delaware on April 9, 1998 (incorporated by
               reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended March 31, 1998).
4(e)      --   The Registrant agrees to furnish copies of any instrument
               defining the rights of holders of long-term debt of the
               Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(a)     --   Grant of Industrial Tax Exemption to Sensormatic Electronics
               Corporation (Puerto Rico) from the Commonwealth of Puerto
               Rico (incorporated by reference to Exhibit 10(n) to Form
               10-K for the fiscal year ended May 31, 1986) and Order of
               Conversion of Grant of Industrial Tax Exemption
               (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1988).
10(b)     --   Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No. 2-74526) and
               representative form of non-qualified stock option
               (incorporated by reference to Exhibit 3(c) to Registration
               Statement No. 2-74526) and representative form of
               non-qualified stock option (incorporated by reference to
               Exhibit 3(c) to Registration Statement No. 2-74526).
10(c)     --   Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal
               year ended June 30, 1994).
10(d)     --   1995 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(d)
               to Form 10-K for the fiscal year ended June 30, 1995).
10(e)     --   Directors Stock Option Plan, amended and restated as of
               September 18, 1998, and representative form of a
               non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1992 and to Exhibit 10(e) to Form 10-K/A for the fiscal year ended June 30, 1998).
10(f)     --   Stock Purchase Loan Plan and representative forms of note
               and security agreements thereunder filed herewith.
10(g)     --   Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(g) to Form 10-K for the fiscal year ended May 31,
               1989).
10(h)     --   Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to
               Exhibit 10(h) to Form 10-K for the fiscal year ended May 31,
               1989).
10(i)     --   Senior Executive Defined Contribution Retirement Plan and
               representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).
10(j)     --   1999 Stock Incentive Plan and representative forms of
               non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(j)
               to Form 10-K for the fiscal year ended June 30, 1999).
10(k)     --   Employment Agreement, dated as of October 14, 1995, between the Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(v) to Form 10-K/A for the fiscal year ended
               June 30, 1995).
10(l)     --   Agreement, dated as of September 1, 1998, between the
               Company and Robert A. Vanourek, President and Chief
               Executive Officer of the Company (incorporated by reference to Exhibit 10(k) to Form 10-K for the fiscal year ended June
               30, 1998).
10(m)     --   Employment Agreement, dated as of December 21, 1995, between the Company and Garrett E. Pierce, Senior Vice President,
               Chief Administrative Officer and Chief Financial Officer of
               the Company (incorporated by reference to Exhibit 10(m) to
               Form 10-K for the fiscal year ended June 30, 1996).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(n)     --   Agreement, dated as of September 1, 1998, between the
               Company and Garrett E. Pierce, Senior Vice President, Chief
               Administrative Officer and Chief Financial Officer of the
               Company (incorporated by reference to Exhibit 10(m) to Form
               10-K for the fiscal year ended June 30, 1998).
10(o)     --   Agreement, dated as of September 1, 1998, between the
               Company and Ronald G. Assaf, Chairman of the Board of the
               Company, amending and superseding Agreement, dated as of
               December 23, 1988, between the Company and Mr. Assaf
               (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 (incorporated by reference to
               Exhibit 10(o) to Form 10-K for the fiscal year ended June
               30, 1999).
10(p)     --   Agreement, dated as of August 9, 1996, between the Company and Ronald G. Assaf, Chairman of the Board, and former
               President and Chief Executive Officer of the Company
               (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1996) and amendment thereto dated as of September 1, 1998 (incorporated by reference to
               Exhibit 10(o) to Form 10-K for the fiscal year ended June
               30, 1998).
10(q)     --   Agreement, dated as of September 1, 1998, between the
               Company and James E. Lineberger, Chairman of the Executive
               Committee and a director of the Company, amending and
               superseding Agreement, dated as of December 23, 1988,
               between the Company and Mr. Lineberger (incorporated by
               reference to Exhibit 10(p) to Form 10-K for the fiscal year ended June 30, 1998).
10(r)     --   Form of Agreement, dated as of September 1, 1998, between
               the Company and each of Thomas V. Buffett, Timothy P.
               Hartman and John T. Ray, Jr., directors of the Company,
               amending and superseding Agreements, dated as of February
               12, 1996, between the Company and such individuals
               (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 (incorporated by reference to
               Exhibit 10(r) to Form 10-K for the fiscal year ended June
               30, 1999).
10(s)     --   Form of Agreement, dated as of September 1, 1998, between
               the Company and each of Fred A. Breidenbach and J. Richard
               Munro, directors of the Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended June
               30, 1998) and amendment thereto dated as of August 5, 1999
               (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1999).
10(t)     --   Agreement, dated as of August 31, 1997, between the Company and Jerry T. Kendall, Senior Vice President of the Company
               and President of North America Retail Operations
               (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1998).
10(u)     --   Agreement, dated as of September 1, 1998, between the
               Company and Jerry T. Kendall, Senior Vice President of the
               Company and President of North America Retail Operation
               (incorporated by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended June 30, 1998).
10(v)     --   Employment Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive
               Officer of the Company (incorporated by reference to Exhibit
               10(x) to Form 10-K for the fiscal year ended June 30, 1999).
10(w)     --   Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive Officer at
               the Company (incorporated by reference to Exhibit 10(y) to
               Form 10-K for the fiscal year ended June 30, 1999).
10(x)     --   Employment Agreement, dated as of October 29, 1997, between the Company and Kenneth W. Chmiel, Senior Vice
               President-Supply Chain Operations (incorporated by reference to Exhibit 10(z) to Form 10-K for the fiscal year ended June
               30, 1999).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10(y)     --   Agreement, dated as of September 1, 1998, between the
               Company and Kenneth W. Chmiel, Senior Vice President-Supply
               Chain Operations (incorporated by reference to Exhibit
               10(aa) to Form 10-K for the fiscal year ended June 30,
               1999).
10(z)     --   Employment Agreement, dated as of September 14, 1998,
               between the Company and John P. Smith, Senior Vice President and President of Europe Operations (incorporated by
               reference to Exhibit 10(bb) to Form 10-K for the fiscal year ended June 30, 1999).
10(aa)    --   Agreement, dated as of September 14, 1998, between the
               Company and John P. Smith, Senior Vice President and
               President of Europe Operations (incorporated by reference to
               Exhibit 10(cc) to Form 10-K for the fiscal year ended June
               30, 1999).
10(bb)    --   Directors and Officers Liability Insurance Policies
               (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1996).
10(cc)    --   Revolving Credit Agreement, dated as of December 9, 1999,
               between the Company and Bank of America, N.A. and other
               lending institutions (incorporated by reference to Exhibit
               10.1 to Form 10-Q for the quarter ended ended December 31,
               1999).
10(dd)    --   Amendment No. 1 to Credit Agreement (incorporated by
               reference to Exhibit 10.1 to Form 10-Q for the quarter ended
               March 31, 1999).
21        --   List of Subsidiaries of the Company.
23(a)     --   Consent of PricewaterhouseCoopers LLP, Independent Certified
               Public Accountants.
23(b)     --   Consent of PricewaterhouseCoopers LLP, Independent Certified
               Public Accountants.
23(c)     --   Consent of Ernst & Young LLP, Independent Certified Public
               Accountants.
23(d)     --   Consent of Ernst & Young LLP, Independent Certified Public
               Accountants.
27        --   Financial Data Schedule (EDGAR version only).

(b) Reports on Form 8-K:

     On August 9, 1999, the Company filed a current report on Form 8-K with respect to the resignation and retirement of Mr. Robert A. Vanourek as President and Chief Executive Officer, and the appointment of Mr. Per-Olof Loof to those positions effective August 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2000.

                                          SENSORMATIC ELECTRONICS
                                          CORPORATION

                                          By: /s/ GREGORY C. THOMPSON
                                            ------------------------------------
                                            Gregory C. Thompson
                                            Vice President and Controller and
                                            Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 25, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ PER-OLOF LOOF                    President and Chief Executive Officer
-----------------------------------------------------  (Principal Executive Officer) and Director
                    Per-Olof Loof

               /s/ GREGORY C. THOMPSON                 Vice President and Controller and Acting Chief
-----------------------------------------------------  Financial Officer (Principal Financial and
                 Gregory C. Thompson                   Accounting Officer)

                 /s/ RONALD G. ASSAF                   Chairman of the Board of Directors
-----------------------------------------------------
                   Ronald G. Assaf

                /s/ PAULINE LO ALKER                   Director
-----------------------------------------------------
                  Pauline Lo Alker

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

               /s/ TIMOTHY P. HARTMAN                  Director
-----------------------------------------------------
                 Timothy P. Hartman

               /s/ FRED A. BREIDENBACH                 Director
-----------------------------------------------------
                 Fred A. Breidenbach

               /s/ JAMES E. LINEBERGER                 Director
-----------------------------------------------------
                 James E. Lineberger

                /s/ J. RICHARD MUNRO                   Director
-----------------------------------------------------
                  J. Richard Munro

                 /s/ JOHN T. RAY, JR                   Director
-----------------------------------------------------
                  John T. Ray, Jr.

                                                                     SCHEDULE II

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDING JUNE 30, 2000, 1999, AND 1998
                                 (In millions)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               2000     1999     1998
                                                              ------   ------   ------
Balance, beginning of period................................  $ 47.3   $ 59.1   $ 63.8
Additions charged to income.................................    24.6     22.5     23.4
Amounts written off.........................................   (18.3)   (32.8)   (22.4)
Other (including currency translation)......................    (2.3)    (1.5)    (5.7)
                                                              ------   ------   ------
Balance, end of period......................................  $ 51.3   $ 47.3   $ 59.1
                                                              ======   ======   ======

                         ALLOWANCE FOR INVENTORY LOSSES

                                                               2000     1999     1998
                                                              ------   ------   ------
Balance, beginning of period................................  $ 28.4   $ 32.8   $ 29.1
Additions charged to income.................................     8.0     11.5     11.7
Amounts written off.........................................   (12.2)   (15.5)    (7.6)
Other (including currency translation)......................    (0.3)    (0.4)    (0.4)
                                                              ------   ------   ------
Balance, end of period......................................  $ 23.9   $ 28.4   $ 32.8
                                                              ======   ======   ======

                                                                     0854-10K-00