Form 10-Q
period 2000-09-30
SENSORMATIC ELECTRONICS CORP
filed 2000-11-14
CIK 88974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT                                   [  ] TRANSITION REPORT

                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended SEPTEMBER 30, 2000    Commission File No. 1-10739
                               ------------------                        -------

                       SENSORMATIC ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      34-1024665
--------------------------------       ---------------------------------------
(State or other jurisdiction of)       (I.R.S. employer Identification number)
(Incorporation or organization)


          951 YAMATO ROAD, BOCA RATON, FLORIDA        33431-0700
        ----------------------------------------      ----------
        (Address of principal executive offices)      (Zip Code)


                                 (561) 989-7000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      SAME
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X] No [ ]

The Registrant had outstanding 77,378,792 shares of Common Stock (par value $.01 per share) as of November 3, 2000.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q

                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                               PAGE
                                                                                               ----
   PART I      FINANCIAL INFORMATION

           Item 1.     Financial Statements

                           Consolidated Condensed Balance Sheets........................         3

                           Consolidated Condensed Statements of Operations..............         4

                           Consolidated Condensed Statements of Cash Flows..............         5

                           Notes to Consolidated Condensed Financial Statements.........         6

           Item 2.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.......................        11

   PART II.    OTHER INFORMATION

        Item 1.    Legal Proceedings....................................................        15

        Item 6.    Exhibits and Reports on Form 8-K.....................................        15

   SIGNATURES...........................................................................        16


                       SENSORMATIC ELECTRONICS CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,        JUNE 30,
                                                                                     2000               2000
                                                                                 ------------       ------------
                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                        $      222.0       $      223.9
Customer receivables, net                                                               314.7              329.4
Inventories, net                                                                        168.5              152.9
Current portion of deferred income taxes                                                 35.7               38.5
Other current assets                                                                     50.0               53.1
                                                                                 ------------       ------------
   Total current assets                                                                 790.9              797.8

Customer receivables - noncurrent                                                        38.1               43.7
Revenue equipment, net                                                                   61.8               65.1
Property, plant and equipment, net                                                      156.6              156.6
Costs in excess of net assets acquired, net                                             406.5              417.5
Deferred income taxes                                                                   147.6              149.5
Patents and other assets, net                                                           125.1              132.7
                                                                                 ------------       ------------
   Total assets                                                                  $    1,726.6       $    1,762.9
                                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt and short-term debt                            $       52.1       $       56.2
Accounts payable                                                                         73.7               71.9
Other current liabilities and deferred income taxes                                     223.4              255.7
                                                                                 ------------       ------------
   Total current liabilities                                                            349.2              383.8

Long-term debt                                                                          372.8              371.3
Other non-current liabilities and deferred income taxes                                  68.5               62.0
                                                                                 ------------       ------------
   Total liabilities                                                                    790.5              817.1
                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, 10.0 shares authorized
   6 1/2% Convertible Preferred Stock, 0.7 shares outstanding                           166.3              166.3
Common stock, $.01 par value, 125.0 shares authorized, 77.3 and 77.1
   shares outstanding at September 30, 2000 and June 30, 2000, respectively             762.0              761.5
Retained earnings                                                                       202.9              193.7
Treasury stock at cost and other, 1.7 shares at September 30, 2000
    and June 30, 2000                                                                   (11.1)             (11.4)
Accumulated other comprehensive loss                                                   (184.0)            (164.3)
                                                                                 ------------       ------------
   Total stockholders' equity                                                           936.1              945.8
                                                                                 ------------       ------------
   Total liabilities and stockholders' equity                                    $    1,726.6       $    1,762.9
                                                                                 ============       ============

              The accompanying notes are an integral part of these
                             financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------

Revenues:
  Sales                                          $  212.1       $  205.9
  Installation, maintenance and other                51.4           48.7
                                                 --------       --------
    Total revenues                                  263.5          254.6

Cost of sales                                       147.1          143.6
                                                 --------       --------
Gross margin                                        116.4          111.0
                                                 --------       --------
Operating expenses:
   Selling, general and administrative               71.0           73.8
   Provision for doubtful accounts                    5.6            6.0
   Research, development and engineering              8.8            6.3
   Amortization of intangible assets                  5.7            5.8
                                                 --------       --------
      Total operating costs and expenses             91.1           91.9
                                                 --------       --------
Operating income                                     25.3           19.1
                                                 --------       --------
Other (expenses) income:
   Interest income                                    3.8            4.3
   Interest expense                                  (8.9)         (10.5)
   Other, net                                        (2.1)          (1.1)
                                                 --------       --------
      Total other expenses                           (7.2)          (7.3)
                                                 --------       --------
Income before income taxes                           18.1           11.8
Provision for income taxes                            6.1            4.4
                                                 --------       --------
   Net income                                    $   12.0       $    7.4
                                                 ========       ========
Earnings applicable to common stockholders       $    9.2       $    4.3
                                                 ========       ========
Basic and diluted earnings per common share      $   0.12       $   0.06
                                                 ========       ========

Weighted shares outstanding
   Basic                                             77.3           75.8
   Diluted                                           77.9           76.6




              The accompanying notes are an integral part of these
                             financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ---------------------
                                                                                2000          1999
                                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  12.0       $   7.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                                 16.4          16.5
    Deferred income taxes                                                          3.1          (1.5)
    Other non-cash items                                                          (0.7)         (0.7)
   Net changes in operating assets and liabilities, net of effects of acquisitions:
       Decrease in receivables and sales-type leases                              13.2           5.3
       Decrease (increase) in receivables due from financing institutions         10.8          (3.7)
       (Increase)/decrease in inventories                                        (15.9)          9.5
       Decrease in other assets                                                    0.4           4.6
       Decrease in accounts payable                                               (0.4)         (3.2)
       Decrease in restructuring accruals                                         (0.6)         (1.2)
       Decrease in other current liabilities                                     (24.2)        (13.9)
                                                                               -------       -------
      Net cash provided by operating activities                                   14.1          19.1
                                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (7.9)        (11.8)
   Increase in revenue equipment, net                                             (1.0)         (7.9)
   Cash paid for acquisitions, net of cash acquired                               (4.1)           --
   Other, net                                                                     (0.1)         (0.1)
                                                                               -------       -------
      Net cash used in investing activities                                      (13.1)        (19.8)
                                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and other debt                                    0.5           0.1
   Repayment of bank borrowings and other debt                                    (2.4)         (3.5)
   Proceeds from issuance of common stock
    under employee benefit plans                                                   0.7            --
   Other, net                                                                       --          (0.5)
                                                                               -------       -------
      Net cash used in financing activities                                       (1.2)         (3.9)
                                                                               -------       -------
Effect of foreign currency translation on cash balances                           (1.7)          0.7
                                                                               -------       -------
Net decrease in cash                                                              (1.9)         (3.9)
                                                                               -------       -------
Cash and cash equivalents at beginning of the year                               223.9         209.0
                                                                               -------       -------
Cash and cash equivalents at end of the period                                 $ 222.0       $ 205.1
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

                       SENSORMATIC ELECTRONICS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

1.       BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Certain prior year amounts have been reclassified to conform to the current fiscal year's presentation.

2.       RESTRUCTURING

The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of September 30, 2000:

                                                         ACCRUAL                                     ACCRUAL
                                                       BALANCE AT            UTILIZATION            BALANCE AT
                                                         JUNE 30,   -----------------------------  SEPTEMBER 30,
      1996 RESERVE                                        2000            CASH        NON-CASH          2000
      ------------                                   -------------- ------------------------------ -------------

      Closure of facilities and related costs              $2.0           $(0.1)         $  --            $1.9




                                                         ACCRUAL                                     ACCRUAL
                                                       BALANCE AT            UTILIZATION            BALANCE AT
                                                         JUNE 30,   -----------------------------  SEPTEMBER 30,
      1997/1998 RESERVE                                   2000            CASH        NON-CASH          2000
      -----------------                              -------------- ------------------------------ -------------


      Closure of facilities and related costs            $   0.2          $(0.1)       $    --          $  0.1
      Employee termination and related costs                 3.8           (0.4)            --             3.4
      Non-core business divestitures                         0.9             --             --             0.9
                                                          ------          -----        -------           -----
         Total                                            $  4.9          $(0.5)       $    --          $  4.4
                                                          ======          =====        =======          ======

3.       CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over lease terms of five to six years, principally) at September 30, 2000 and June 30, 2000 are summarized as follows:

                                                                    SEPTEMBER 30,       JUNE 30,
                                                                        2000             2000
                                                                     ----------       ----------
Trade accounts receivable due within 1 year                          $    326.6       $    344.6
Allowance for doubtful accounts                                           (44.7)           (42.7)
                                                                     ----------       ----------
     Total trade accounts receivable, net                            $    281.9       $    301.9
                                                                     ==========       ==========

Deferred receivables                                                 $      5.5       $      2.5
Installment receivables                                                    23.0             26.6
Allowance for doubtful accounts                                            (2.0)            (1.9)
Unearned interest and maintenance                                         (17.0)           (19.7)
                                                                     ----------       ----------
    Total deferred and installment receivables, net                         9.5              7.5
    Less: Amounts due within 1 year, net                                   (9.0)            (6.5)
                                                                     ----------       ----------
     Total noncurrent deferred and installment receivables, net      $      0.5       $      1.0
                                                                     ==========       ==========

 Sales-type leases-minimum lease payments receivable                 $     87.8       $     93.9
 Allowance for uncollectible minimum lease payments                        (5.7)            (6.7)
 Unearned interest and maintenance                                        (20.7)           (23.5)
                                                                     ----------       ----------
     Total sales-type leases, net                                          61.4             63.7
     Less: Amounts due within 1 year, net                                 (23.8)           (21.0)
                                                                     ----------       ----------
     Total noncurrent sales-type leases, net                         $     37.6       $     42.7
                                                                     ==========       ==========

Total customer receivables                                           $    352.8       $    373.1
Less: Amounts due within 1 year, net                                      314.7            329.4
                                                                     ----------       ----------
     Total noncurrent customer receivables                           $     38.1       $     43.7
                                                                     ==========       ==========


4.       INVENTORY

Inventories are summarized as follows:


                                                   SEPTEMBER 30,     JUNE 30,
                                                       2000            2000
                                                    ----------      ----------

Finished goods                                      $    134.5      $    128.6
Parts                                                     52.1            41.3
Work-in-process                                            8.4             6.9
                                                    ----------      ----------
                                                         195.0           176.8
Less allowance for excess and obsolete inventory          26.5            23.9
                                                    ----------      ----------
         Total inventories, net                     $    168.5      $    152.9
                                                    ==========      ==========

5.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                        2000           1999
                                                      --------       --------

         NUMERATOR:
         Net income                                   $   12.0       $    7.4
         Less: preferred stock dividends                  (2.8)          (3.1)
                                                      --------       --------
         Earnings applicable to common stockholders   $    9.2       $    4.3
                                                      ========       ========

         DENOMINATOR:
         Basic EPS - weighted average shares              77.3           75.8
         Dilutive effect: stock options                    0.6            0.8
                                                      --------       --------
         Diluted EPS - weighted average shares            77.9           76.6
                                                      ========       ========
         Basic and diluted earnings per share         $   0.12       $   0.06
                                                      ========       ========
         Antidilutive weighted options                     4.9            6.6
                                                      ========       ========

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods. Additionally, Common Stock issuable upon the conversion of the 6 1/2% Convertible Preferred Stock was not included in the denominator in the computation of diluted EPS as the impact would be anti-dilutive.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      ---------------------------
                                                                         2000             1999
                                                                      ----------       ----------
         Net income                                                   $     12.0       $      7.4
         Other comprehensive income (loss):
             Unrealized gain on derivatives designated as hedges             0.9               --
             Change in accumulated translation adjustments                 (20.6)            12.0
                                                                      ----------       ----------
         Total comprehensive (loss) income                            $     (7.7)      $     19.4
                                                                      ==========       ==========


7.       SEGMENT INFORMATION

The Company operates in two reportable segments consistent with the way the Company organizes its operations, which is based on geographic area. The two reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").

                                                 THREE MONTHS
                                                    ENDED
                                                SEPTEMBER 30,          AMERICAS        EMEA      OTHER (1)    TOTAL
                                                -------------          --------        ----      ---------    -----
               Revenues                             2000                  $170.5        $93.0     $    --    $263.5
                                                    1999                   162.2         92.4          --     254.6

               Operating income (loss)              2000                    24.5          0.8          --      25.3
                                                    1999                    23.3         (0.4)       (3.8)     19.1

----------

(1) Other consists of $3.8 million for Chief Executive Officer change that was not allocated to sales areas.

8.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of July 1, 2000. The Company recorded an immaterial transition adjustment upon adoption of these Statements.

As a result of its global operating activities, the Company is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts.

Upon adoption of SFAS 133 and 138, the Company initiated a program to hedge a portion of its forecasted foreign currency-denominated intercompany sales with forward exchange contracts. These contracts are entered into to reduce the risk that the Company's cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily the euro and the British pound). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge will be reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the three months ended September 30, 2000.

The Company recognized a net gain of approximately $0.6 million, recorded in other (expenses) income, from derivative instruments designated as cash flow hedges of forecasted transactions during the three-month period ended September 30, 2000. The fair value of such derivative instruments is recorded in other current assets. All of the derivative instruments, designated as cash flow hedges, outstanding at September 30, 2000 mature within the subsequent three to nine-month period. As of September 30, 2000, approximately $0.9 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the fair value of derivative instruments that are designated as cash flow hedges. Amounts deferred to AOCI will be reclassified into other (expenses) income within the next twelve months.

The table below details notional amounts indicated in U.S. dollars of the Company's outstanding foreign exchange forward contracts at September 30, 2000 and 1999:

          CURRENCIES                             2000              1999
          ----------                            ------            ------
          Euro                                   $33.5           $  35.9
          British Pounds                          10.6              11.0
          Various other                           14.5              12.8
                                               -------           -------
                    Total                       $ 58.6            $ 59.7
                                               =======           =======

9.       ACQUISITIONS

During the first quarter of fiscal 2001, the Company acquired three companies for a total of $4.1 million in cash. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the assets acquired was recorded as costs in excess of net assets acquired or other intangibles, which are being amortized on a straight-line basis over periods ranging from seven to 20 years. The results of operations of the respective acquired entities have been included in the Company's consolidated financial statements from the respective dates of acquisitions and are not significant in relation to the Company's consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

10.      COMMITMENTS AND CONTINGENCIES

By complaint dated May 14, 1999, the Company commenced an action against First National Bank of Pennsylvania, Winner & Bagnara, P.C. ("W&B"), and James E. Winner, Jr. ("Winner"), in the United States District Court for the Western District of Pennsylvania, entitled Sensormatic Electronics Corporation v. First National Bank of Pennsylvania et al, Case No. 99/756. The Company seeks, among other things, a declaratory judgment that the Company is entitled to purchase certain franchise rights from the defendants pursuant to the provisions of a Franchise Lease Agreement, and seeks specific performance of certain contractual obligations. Winner and W&B have interposed an amended joint answer with counterclaims against the Company, seeking, among other things, a declaration that the Company failed to properly exercise its right to purchase those franchise rights and that the Company's rights to operate its Pennsylvania and Delaware franchise ceased on December 1, 1998, as well as damages and injunctive relief. Related litigation between these same parties was filed by the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On December 15, 1999, the Company moved to dismiss certain of Winner and W & B's counterclaims in the Pennsylvania action. The Company's motion was denied, without prejudice to the Company's right to revive it by simple notice once jurisdiction is established, by order dated September 29, 2000. The Florida litigation has been stayed, pending determination of the Pennsylvania proceedings. The Company believes that it has meritorious defenses to the attempt by Winner and/or W&B to reclaim the Pennsylvania and Delaware franchise.

In addition, the Company is a party to other legal proceedings, which are being handled and defended in the ordinary course of business. While the results of these other proceedings cannot be predicted with certainty, there are no such other proceeding pending that the Company expects to be material in relation to the Company's business, financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated condensed financial statements present a consolidation of its worldwide operations. This discussion supplements the detailed information presented in the Consolidated Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in the Company's 2000 Annual Report on Form 10-K) and is intended to assist the reader in understanding the financial results and condition of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

REVENUES

Revenues increased $8.9 million, or 3.5%, to $263.5 million for the first quarter of fiscal 2001 compared to $254.6 million for the same period in fiscal 2000. After adjusting for currency fluctuations, revenues for the first quarter of fiscal 2001 increased 7.6%, as compared with the prior year period. The results for the first quarter of fiscal 2001 reflect growth in the Company's Americas business unit, which improved 5.1% with $170.5 million in revenues, driven by strong sales of Ultra.Max equipment and source tagging labels partially offset by sales declines in our video division. Revenues in the Company's EMEA (Europe, Middle East, Africa and Asia/Pacific) business unit totaled $93.0 million, a 0.6% improvement in the current quarter compared to the comparable quarter a year ago. However, excluding the effects of foreign currency fluctuations, EMEA's revenues increased by 11.5%. With an improved infrastructure, the Company plans to focus more intensively on additional revenue growth in EMEA for the remainder of fiscal 2001.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines increased 13.6% to $148.8 million in the first quarter of fiscal 2001 from $131.0 million in the same period in fiscal 2000, contributing 56.4% of total sales for the quarter. EAS revenue growth was driven by a 26.4% increase in Ultra.Max sales in the current quarter as compared to the prior year period, partially offset by declines in other EAS system revenues, principally microwave systems, which decreased 27.1%. In the first quarter of fiscal 2001, the Company sold 890 million Ultra.Max labels as compared to 727 million for the same period a year ago. EAS label revenue for source tagging increased by approximately 41.0% in the first quarter of fiscal 2001 as compared to the comparable prior year period, with sales of approximately 425 million labels, or $16.2 million, in the first quarter of fiscal 2001 compared to approximately 319 million labels, or $11.5 million, a year ago. The Company plans to continue making additional capital investments for the remainder of fiscal year 2001 to increase manufacturing capacity for Ultra.Max labels.

Revenues for the Video Systems product line declined 15.2%, from $72.3 million for the first quarter of fiscal 2000 to $61.3 for the current first quarter, due to decreases in analog and OEM video product offerings revenue driven by price competition. The Company is investing increasing amounts in new product development, specifically in digital video products, to enhance the video product line with a view to addressing the needs of all potential customer segments. During the first quarter of fiscal 2001, the Company brought to market two new dome cameras and introduced a higher storage capacity version of Intellex, its premiere digital video technology, and a new matrix switcher for small to mid sized surveillance applications. The success of the Company's Video Systems product line will depend on continued technical leadership--one reason for the recent acquisitions of VideoCon, a Munich-based developer of digital video processing and transmission equipment, and Saker Trax, a San-Diego-based software developer that specializes in video management and object tracking technology. Although the current quarter results for the Video Systems product line were lower than expected, the Company remains optimistic about achieving growth in this division for the remainder of fiscal 2001.

The Company's Access Control Division ("ACD") revenues decreased to $10.7 million, or 18.8%, in the current quarter compared to $13.1 million in the first quarter of fiscal 2000. This decrease was in part attributable to an unusually strong year ago first quarter in anticipation of potential year 2000 issues. As with the other product divisions, the Company is concentrating on developing and delivering products keeping in mind what the customers want and need to run their businesses more efficiently and effectively. During the quarter, the Company introduced versions of the C.CURE 800 product in various foreign languages to accommodate global customers. The Company also introduced a scaled-down version of the C.CURE 800 so that small businesses and retail establishments can enjoy the benefits of this robust technology. While the Company addresses traditional security and asset management concerns, it is also continuing to explore and apply new access control technologies based on hand geometry, fingerprints and iris recognition for use at such events as the 2002 Olympic Games. The Company remains optimistic that sales will rebound in this division for the remainder of fiscal 2001.

Installation and maintenance revenues increased 10.6% to $42.0 million in the first quarter of fiscal 2001 versus $38.0 million in the comparable prior year period. This increase was driven by installations at major retailers in both the Americas and EMEA business units. During fiscal 2000, the Company formed a Global Services business unit to ensure the delivery and installation of quality products and services to customers around the world. During the quarter, several major service contracts were signed with well-known retailers. Additionally, progress is being made on updating the technology tools that the Company's service staff is using to achieve further efficiencies in executing repair and installation calls. The Company has recently appointed strong leadership in this business unit to further support its goal of becoming profitable by the second quarter of fiscal 2001.

GROSS MARGIN AND OPERATING EXPENSES

Gross margin for the first quarter of fiscal 2001 was 44.2 % compared with 43.6% in the first quarter of fiscal 2000. This improvement was driven mainly by reduced cost of sales resulting from manufacturing efficiencies and continued price stability during the quarter. The Company achieved a substantial cost reduction on hard tags used in the European markets by moving the production from Ireland to China. Also, by expanding capacity and continuing cost reduction efforts in its Boca Raton, Florida manufacturing facility, the Company increased production of source tagging labels to record levels while significantly reducing the unit cost. As the Company continues to focus on reducing manufacturing costs and improving overall processes, it expects to further improve the gross margin level to 45% in the current fiscal year.

Operating expenses for the first quarter of fiscal 2001 decreased slightly to $91.1 million from the prior year period of $91.9 million. Operating expenses as a percentage of revenue declined to 34.6% in the current quarter compared with 36.1% in the first quarter of 2000. This improvement was achieved even as the Company increased research and development spending 39.7% over the first quarter of fiscal 2000. The Company's long-term target is to reduce total operating expenses to 30% of revenues.

Selling, general and administrative ("SG&A") expenses were $71.0 million, or 26.9% of revenues, for the first quarter of fiscal 2001 compared to $73.8 million, or 29.0% of revenues, for the first quarter of fiscal 2000. Results for the year ago period included $3.8 million associated with the Company's change of CEO. SG&A expenses decreased as a result of the Company's focused efforts to reduce costs through implementation of shared services departments and of the Company's Enterprise Resource Planning ("ERP") computer information system. The Company continues to monitor operating expenses and to eliminate excess resources wherever it seems prudent. However, in the near term, the Company may incur additional expenses as it plans to invest in new marketing programs and explore acquisition opportunities to promote revenue growth for the Company.

Provision for doubtful accounts, as a percentage of revenue, was 2.1% and 2.4% in the first quarter of fiscal 2001 and 2000, respectively.

Research, development and engineering expenses increased 39.7% from $6.3 million, or 2.5% of revenue, to $8.8 million, or 3.3% of revenue, in the three months ended September 30, 2000 as compared to the same period in fiscal 2000. The Company continued to invest in high-potential technologies including radio frequency identification (RFID or smartEAS) and digital video. The Company believes that the timely introduction of new products and development of new technology platforms are important components of its competitive strategy and anticipates future research and development spending will increase to approximately 5% of revenues.

OPERATING INCOME

Operating income for the first quarter of fiscal 2001 was $25.3 million, an increase of 32.5% over the $19.1 million reported for the first quarter of fiscal 2000. The increase in operating income was a result of revenue growth, improved gross margin, and controlling operating expenses, partially offset by increased research, development and engineering expenses.

OTHER (EXPENSES) INCOME AND TAXES

Non-operating expenses declined slightly to $7.2 million for the first quarter of 2001, compared with $7.3 million in the prior year period. The current quarter produced positive free cash flow of $5.7 million mainly driven by higher earnings. Lower debt levels and lower average cash balances drove a $1.1 million decline in net interest expense. The increase in other, net expense from $1.1 million for the first quarter of 2000 to $2.1 million for the first quarter of 2001 is primarily due to increased foreign exchange losses and minority interest expense partially offset by insurance recoveries.

The provision for income taxes for the first quarter of fiscal 2001 is based on an estimated effective annual consolidated tax rate of 32.0%. The provision for income taxes for the first quarter of fiscal 2000 was based on an estimated effective annual consolidated tax rate of 35.0%. The decreased effective tax rate is due primarily to the mix of earnings and income tax rates of international subsidiaries.

NET INCOME

Net income for the first quarter ended September 30, 2000 was $12.0 million, or $0.12 earnings per diluted common share, compared with net income of $7.4 million, or $0.06 per diluted common share, in the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2001, cash and cash equivalents decreased $1.9 million to $222.0 million. For the three month period ended September 30, 2000, cash flow provided by operating activities was $14.1 million compared with $19.1 million for the same period a year ago. The decline in operating cash flow in the three-month period ended September 30, 2000 was due primarily to an increase in inventories to meet expected product requirements.

During the first quarter of fiscal 2001, the Company used $13.1 million in investing activities compared with $19.8 million in the first three months of fiscal 2000. Investing activities in the current quarter consisted of $7.9 million primarily for production and information system equipment and $4.1 million for the acquisition of three businesses, VideoCon, SakerTrax and Integra, the Polish distributor of Sensormatic products.

For the three-month period ended September 30, 2000, $1.2 million was used for financing activities as compared to $3.9 million during the three-month period ended September 30, 1999. The principal use of cash in financing activities during the current quarter was the repayment of $2.4 million of long-term debt partially offset by proceeds of $0.7 million from exercises of stock options.

The Company's percentage of total debt to total capital (net of cash and equivalents) was 17.8% at September 30, 2000 as compared with 17.7% at June 30, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company has limited ability to pay cash dividends at present. The dividend payable on October 2, 2000 to holders of record of the Depositary Shares as of September 21, 2000 was made in cash, at a rate of $0.40625 per Depositary Share, for a total of $2.8 million. The Company intends to pay future preferred stock dividends in cash. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and will use available funds for acquisitions, additional capital expenditures, preferred stock dividends, and repayment of $50 million Senior Notes due in March 2001.

The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at September 30, 2000, compared to June 30, 2000, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $20.6 million. The Company monitors its currency exposures but does not hedge its translation exposures due to the high economic costs of such a program and the long-term nature of its investment in its international subsidiaries.

No borrowings were outstanding under the Company's $125.0 million revolving credit facility as of September 30, 2000. However, the facility was utilized for standby letters of credit totaling $3.7 million resulting in $121.3 million available for use under the facility. The facility will expire in December 2002.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of September 30, 2000, the Company had $424.9 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, potential acquisitions, interest and a $50.0 million principal payment on the Senior Notes due on March 31, 2001, and payment of preferred stock dividends. At September 30, 2000, the Company's principal sources of liquidity are (i) cash on hand,
(ii) cash flow from operations, (iii) borrowings under the $125.0 million Revolving Credit Facility, and (iv) receivable securitization facilities. The Company believes that cash flow from operations together with borrowings under the Revolving Credit Facility and receivable securitizations will be sufficient to meet its liquidity needs for the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By complaint dated May 14, 1999, the Company commenced an action against First National Bank of Pennsylvania, Winner & Bagnara, P.C. ("W&B"), and James E. Winner, Jr. ("Winner"), in the United States District Court for the Western District of Pennsylvania, entitled Sensormatic Electronics Corporation v. First National Bank of Pennsylvania et al, Case No. 99/756. The Company seeks, among other things, a declaratory judgment that the Company is entitled to purchase certain franchise rights from the defendants pursuant to the provisions of a Franchise Lease Agreement, and seeks specific performance of certain contractual obligations. Winner and W&B have interposed an amended joint answer with counterclaims against the Company, seeking, among other things, a declaration that the Company failed to properly exercise its right to purchase those franchise rights and that the Company's rights to operate its Pennsylvania and Delaware franchise ceased on December 1, 1998, as well as damages and injunctive relief. Related litigation between these same parties was filed by the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. On December 15, 1999, the Company moved to dismiss certain of Winner and W & B's counterclaims in the Pennsylvania action. The Company's motion was denied, without prejudice to the Company's right to revive it by simple notice once jurisdiction is established, by order dated September 29, 2000. The Florida litigation has been stayed, pending determination of the Pennsylvania proceedings. The Company believes that it has meritorious defenses to the attempt by Winner and/or W&B to reclaim the Pennsylvania and Delaware franchise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits.

                  27       Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                     SENSORMATIC ELECTRONICS CORPORATION


                     By: /s/ GREGORY C. THOMPSON
                        -------------------------------------------------------
                            Gregory C. Thompson
                             Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)

                     Date: November 14, 2000