Form 10-Q
period 2000-12-31
SENSORMATIC ELECTRONICS CORP
filed 2001-02-12
CIK 88974

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

                For The Quarterly Period Ended DECEMBER 31, 2000
                                               -----------------
                          Commission File No. 1-10739
                                              --------

                       SENSORMATIC ELECTRONICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                     34-1024665
---------------------------------                     ----------------------
  (State or other jurisdiction                         (I.R.S. employer
of Incorporation or organization)                     Identification number)


   951 YAMATO ROAD, BOCA RATON, FLORIDA                            33431-0700
 ----------------------------------------                           ----------
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

                                                  Yes [X] No [ ]

The Registrant had outstanding 78,555,015 shares of Common Stock (par value $.01 per share) as of January 31, 2001.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q

                       SIX MONTHS ENDED DECEMBER 31, 2000

                                                                                               PAGE
                                                                                               ----

   PART I      FINANCIAL INFORMATION

        Item 1. Financial Statements

                           Consolidated Condensed Balance Sheets.............................    3

                           Consolidated Condensed Statements of Operations...................    4

                           Consolidated Condensed Statements of Cash Flows...................    5

                           Notes to Consolidated Condensed Financial Statements..............    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................   12

   PART II.    OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders..........................   16

        Item 6. Exhibits and Reports on Form 8-K.............................................   16

   SIGNATURES................................................................................   17


                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                     (IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)

                                   (UNAUDITED)

                                                                                     DECEMBER 31,            JUNE 30,
                                                                                         2000                  2000
                                                                                  -------------------      --------------

                                     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents..................................................           $   258.0             $   223.9
   Customer receivables, net..................................................               340.0                 329.4
   Inventories, net...........................................................               176.0                 152.9
   Current portion of deferred income taxes...................................                38.1                  38.5
   Other current assets.......................................................                37.2                  53.1
                                                                                   -----------------       --------------
     Total current assets.....................................................               849.3                 797.8

Customer receivables - noncurrent.............................................                40.8                  43.7
Revenue equipment, net........................................................                59.2                  65.1
Property, plant and equipment, net............................................               160.6                 156.6
Costs in excess of net assets acquired, net...................................               408.9                 417.5
Deferred income taxes.........................................................               139.3                 149.5
Patents and other assets, net.................................................               123.3                 132.7
                                                                                   -----------------       --------------
     Total assets.............................................................            $1,781.4              $1,762.9
                                                                                   =================       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt and short-term debt......................            $   52.1            $     56.2
   Accounts payable...........................................................                78.0                  71.9
   Other current liabilities and deferred income taxes........................               228.8                 255.7
                                                                                   -----------------       --------------
     Total current liabilities................................................               358.9                 383.8

Long-term debt................................................................               372.7                 371.3
Other non-current liabilities and deferred income taxes.......................                69.3                  62.0
                                                                                   -----------------       --------------
      Total liabilities.......................................................               800.9                 817.1
                                                                                   -----------------       --------------

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value, 10.0 shares authorized
      6 1/2% Convertible Preferred Stock, 0.7 shares outstanding..............               166.3                 166.3
   Common stock, $.01 par value, 125.0 shares authorized, 78.5 and 77.1
     shares outstanding at December 31, 2000 and June 30, 2000, respectively..               780.1                 761.5
   Retained earnings..........................................................               219.3                 193.7
   Treasury stock at cost and other, 1.7 shares at December 31, 2000
     and June 30, 2000........................................................               (11.0)                (11.4)
   Accumulated other comprehensive loss.......................................              (174.2)               (164.3)
                                                                                   -----------------       --------------
     Total stockholders' equity...............................................               980.5                 945.8
                                                                                   -----------------       --------------

     Total liabilities and stockholders' equity...............................            $1,781.4              $1,762.9
                                                                                   =================       ==============

              The accompanying notes are an integral part of these
                             financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    DECEMBER 31,          DECEMBER 31,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Revenues:
  Sales ...................................   $  227.3    $  221.4    $  439.4    $  427.4
  Installation, maintenance and other .....       54.3        49.0       105.7        97.7
                                              --------    --------    --------    --------
    Total revenues ........................      281.6       270.4       545.1       525.1

Cost of sales .............................      153.4       148.0       300.5       291.6
                                              --------    --------    --------    --------

Gross margin ..............................      128.2       122.4       244.6       233.5
                                              --------    --------    --------    --------

Operating expenses:
   Selling, general and administrative ....       74.3        70.6       145.3       144.4
   Provision for doubtful accounts ........        3.2         6.0         8.8        12.0
   Research, development and engineering ..        9.5         7.4        18.3        13.7
   Amortization of intangible assets ......        5.7         6.0        11.4        11.8
                                              --------    --------    --------    --------
      Total operating expenses ............       92.7        90.0       183.8       181.9
                                              --------    --------    --------    --------

Operating income ..........................       35.5        32.4        60.8        51.6
                                              --------    --------    --------    --------
Other (expenses) income:
   Interest income ........................        3.9         4.8         7.7         9.1
   Interest expense .......................       (9.4)      (10.6)      (18.3)      (21.0)
   Other, net .............................       (1.2)       (2.0)       (3.3)       (3.2)
                                              --------    --------    --------    --------
      Total other expenses ................       (6.7)       (7.8)      (13.9)      (15.1)
                                              --------    --------    --------    --------

Income before income taxes ................       28.8        24.6        46.9        36.5
Provision for income taxes ................        9.6         8.9        15.7        13.4
                                              --------    --------    --------    --------
   Net income .............................   $   19.2    $   15.7    $   31.2    $   23.1
                                              ========    ========    ========    ========
Earnings applicable to common stockholders    $   16.4    $   12.7    $   25.6    $   17.0
                                              ========    ========    ========    ========
Basic and diluted earnings per common share   $   0.21    $   0.17    $   0.33    $   0.22
                                              ========    ========    ========    ========

Weighted shares outstanding
   Basic ..................................       77.7        76.1        77.5        76.0
   Diluted ................................       78.6        77.1        78.2        76.9


              The accompanying notes are an integral part of these
                             financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (IN MILLIONS)

                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                               ---------------------
                                                                                2000          1999
                                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...........................................................      $  31.2       $  23.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization .......................................         31.7          31.6
    Deferred income taxes ...............................................          9.3           4.8
    Other non-cash items ................................................          0.2           0.5
   Net changes in operating assets and liabilities, net of effects of acquisitions:
       Increase in receivables and sales-type leases ....................         (9.6)        (15.0)
       Decrease (increase) in receivables due from financing institutions         11.7          (2.9)
       (Increase) decrease in inventories ...............................        (22.5)          3.7
       Decrease in other assets .........................................         11.3           7.6
       Increase (decrease) in accounts payable ..........................          3.6          (9.8)
       Decrease in restructuring accruals ...............................         (1.8)         (2.4)
       Decrease in other current liabilities ............................        (20.1)         (9.0)
                                                                               -------       -------
      Net cash provided by operating activities .........................         45.0          32.2
                                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .................................................        (18.4)        (25.7)
   Increase in revenue equipment, net ...................................         (1.2)         (6.5)
   Cash paid for acquisitions, net of cash acquired .....................         (4.1)           --
   Other, net ...........................................................           --           0.2
                                                                               -------       -------
      Net cash used in investing activities .............................        (23.7)        (32.0)
                                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and other debt .........................          1.3           0.5
   Repayment of bank borrowings and other debt ..........................         (3.9)         (7.4)
   Proceeds from exercises of stock options..............................         18.8           2.4
   Dividends paid .......................................................         (2.8)           --
   Other, net ...........................................................           --          (0.8)
                                                                               -------       -------
      Net cash provided by (used in) financing activities ...............         13.4          (5.3)
                                                                               -------       -------
Effect of foreign currency translation on cash balances .................         (0.6)         (0.5)
                                                                               -------       -------
Net increase (decrease) in cash .........................................         34.1          (5.6)
Cash and cash equivalents at beginning of the year ......................        223.9         209.0
                                                                               -------       -------
Cash and cash equivalents at end of the period ..........................      $ 258.0       $ 203.4
                                                                               =======       =======


              The accompanying notes are an integral part of these
                             financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              (DOLLARS IN MILLIONS)

1.       BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

SHIPPING AND HANDLING FEES AND COSTS

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs, which are included in operating expenses in the Consolidated Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company will adopt the consensus on EITF Issue No. 00-10 in the fourth quarter of fiscal 2001.

Certain prior year amounts have been reclassified to conform to the current fiscal year's presentation.

2.       RESTRUCTURING

The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of December 31, 2000:

                                                        ACCRUAL                                        ACCRUAL
                                                       BALANCE AT               UTILIZATION           BALANCE AT
                                                        JUNE 30,    -----------------------------    DECEMBER 31,
      1996 RESERVE                                        2000            CASH        NON-CASH           2000
      ------------                                   -------------- ------------------------------ --------------
      Closure of facilities and related costs....          $2.0           $(0.3)         $--              $1.7



                                                        ACCRUAL                                        ACCRUAL
                                                       BALANCE AT               UTILIZATION           BALANCE AT
                                                        JUNE 30,    -----------------------------    DECEMBER 31,
      1997/1998 RESERVE                                   2000            CASH        NON-CASH           2000
      -----------------                              -------------- ------------------------------ -------------
      Closure of facilities and related costs.........    $  0.2          $(0.2)         $  --          $   --
      Employee termination and related costs..........       3.8           (1.3)            --             2.5
      Non-core business divestitures..................       0.9             --             --             0.9
                                                          ------          -----           ----          ------
         Total........................................    $  4.9          $(1.5)         $  --          $  3.4
                                                          ======          ======         =====          ======

3.       CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over a lease term of five years, principally) at December 31, 2000 and June 30, 2000 are summarized as follows:


                                                                   DECEMBER 31,    JUNE 30,
                                                                      2000          2000
                                                                   -------------  ----------
Trade accounts receivable......................................      $ 358.9       $ 344.6
Allowance for doubtful accounts ...............................        (46.5)        (42.7)
                                                                     -------       -------
     Total trade accounts receivable, net .....................      $ 312.4       $ 301.9
                                                                     =======       =======
Deferred receivables ..........................................      $   5.9       $   2.5
Installment receivables .......................................         21.9          26.6
Allowance for doubtful accounts ...............................         (2.4)         (1.9)
Unearned interest and maintenance .............................        (16.1)        (19.7)
                                                                     -------       -------
    Total deferred and installment receivables, net ...........          9.3           7.5
    Less: Amounts due within 1 year, net ......................         (8.8)         (6.5)
                                                                     -------       -------
     Total noncurrent deferred and installment receivables, net      $   0.5       $   1.0
                                                                     =======       =======
 Sales-type leases-minimum lease payments receivable ..........      $  86.8       $  93.9
 Allowance for uncollectible minimum lease payments ...........         (5.5)         (6.7)
 Unearned interest and maintenance ............................        (22.2)        (23.5)
                                                                     -------       -------
     Total sales-type leases, net .............................         59.1          63.7
     Less: Amounts due within 1 year, net .....................        (18.8)        (21.0)
                                                                     -------       -------
     Total noncurrent sales-type leases, net ..................      $  40.3       $  42.7
                                                                     =======       =======
Total customer receivables ....................................      $ 380.8       $ 373.1
Less: Amounts due within 1 year, net ..........................        340.0         329.4
                                                                     -------       -------
     Total noncurrent customer receivables ....................      $  40.8       $  43.7
                                                                     =======       =======


4.       INVENTORY

Inventories are summarized as follows:


                                                    DECEMBER 31,    JUNE 30,
                                                        2000         2000
                                                    ------------  -----------

Finished goods .................................      $ 143.2      $ 128.6
Parts ..........................................         52.5         41.3
Work-in-process ................................          8.8          6.9
                                                      -------      -------
                                                        204.5        176.8
Less allowance for excess and obsolete inventory         28.5         23.9
                                                      -------      -------
         Total inventories, net ................      $ 176.0      $ 152.9
                                                      =======      =======

5.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       DECEMBER 31,                DECEMBER 31,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
NUMERATOR:
Net income ...............................      $   19.2       $   15.7       $   31.2       $   23.1
Less: preferred stock dividends ..........          (2.8)          (3.0)          (5.6)          (6.1)
                                                --------       --------       --------       --------
Earnings applicable to common stockholders      $   16.4       $   12.7       $   25.6       $   17.0
                                                ========       ========       ========       ========
DENOMINATOR:
Basic EPS - weighted average shares ......          77.7           76.1           77.5           76.0
Dilutive effect: stock options ...........           0.9            1.0            0.7            0.9
                                                --------       --------       --------       --------
Diluted EPS - weighted average shares ....          78.6           77.1           78.2           76.9
                                                ========       ========       ========       ========
Basic and diluted earnings per share .....      $   0.21       $   0.17       $   0.33       $   0.22
                                                ========       ========       ========       ========
Antidilutive weighted options ............           2.4            5.5            3.4            5.5
                                                ========       ========       ========       ========


The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods. Additionally, 8.8 million shares of Common Stock issuable upon the conversion of the 6 1/2% Convertible Preferred Stock was not included in the denominator in the computation of diluted EPS as the impact would be antidilutive.

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:


                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 DECEMBER 31,               DECEMBER 31,
                                                           ---------------------       ---------------------
                                                             2000          1999          2000          1999
                                                           -------       -------       -------       -------
Net income ..........................................      $  19.2       $  15.7       $  31.2       $  23.1
Other comprehensive income (loss):
  Unrealized loss on derivatives designated as hedges         (2.6)           --          (1.7)           --
  Change in accumulated translation adjustments .....         12.4         (14.0)         (8.2)         (2.0)
                                                           -------       -------       -------       -------
Total comprehensive income ..........................      $  29.0       $   1.7       $  21.3       $  21.1
                                                           =======       =======       =======       =======


7.       SEGMENT INFORMATION

The Company operates in two reportable segments consistent with the way the Company organizes its operations, which is based on geographic area. The two reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").

                                           THREE MONTHS
                                              ENDED
                                           DECEMBER 31,           AMERICAS       EMEA         OTHER        TOTAL
                                           ------------           --------       ----         -----        -----
       Revenues                                2000                $169.2        $112.4      $     --     $281.6
                                               1999                 165.0         105.4            --      270.4

       Operating income                        2000                  27.6           7.9            --       35.5
                                               1999                  29.3           3.1            --       32.4


                                            SIX MONTHS
                                              ENDED
                                           DECEMBER 31,           AMERICAS       EMEA       OTHER (1)    TOTAL
                                           ------------           --------       ----       ---------    -----
       Revenues                                2000                $339.7        $205.4      $     --    $545.1
                                               1999                 327.2         197.9            --     525.1

       Operating income (loss)                 2000                  52.1           8.7            --      60.8
                                               1999                  51.8           3.6          (3.8)     51.6

          -----------------
         (1) Other consists of $3.8 million for Chief Executive Officer change that was not allocated to sales areas.

8.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of July 1, 2000 and recorded an immaterial transition adjustment upon adoption of these Statements.

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

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge will be reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the three-month and six-month periods ended December 31, 2000.

During the three-month and six-month periods ended December 31, 2000, the Company recognized net losses of approximately $2.3 million and $1.7 million, respectively, recorded in other (expenses) income, from derivative instruments designated as cash flow hedges of forecasted transactions. The fair value of such derivative instruments is recorded in other current liabilities at December 31, 2000. All of the derivative instruments, designated as cash flow hedges, outstanding at December 31, 2000 mature within the subsequent three to nine-month period. As of December 31, 2000, approximately $1.7 million of unrealized net losses have been recorded in AOCI, net of tax, to recognize the fair value of derivative instruments that are designated as cash flow hedges. Amounts deferred to AOCI will be reclassified into other (expenses) income within the next twelve months.

The table below details notional amounts indicated in U.S. dollars of the Company's outstanding foreign exchange forward contracts at December 31, 2000 and June 30, 2000:

                                        DECEMBER 31,           JUNE 30,
       CURRENCIES                           2000                 2000
       ----------                      --------------        -----------

       Euro.....................             $33.1                $35.9
       British Pounds...........              16.2                 10.5
       Various other............               6.9                  4.1
                                        ------------         -----------
                 Total..........             $56.2                $50.5
                                        ============         ===========


9.       ACQUISITIONS

During the first quarter of fiscal 2001, the Company acquired three companies for a total of $4.1 million in cash. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the assets acquired was recorded as costs in excess of net assets acquired or other intangibles (included in "Patents and other assets, net" in the consolidated balance sheets), which are being amortized on a straight-line basis over periods ranging from seven to 20 years. The results of operations of the respective acquired entities have been included in the Company's consolidated financial statements from the respective dates of acquisitions and are not significant in relation to the Company's consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

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

In addition, the Company is a party to other legal proceedings, which are being handled and defended in the ordinary course of business. While the results of these other proceedings cannot be predicted with certainty, there are no such other proceedings pending that the Company expects to be material in relation to the Company's business, financial position or results of operations.

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

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999

REVENUES

Revenues increased $11.2 million, or 4.1%, to $281.6 million for the second quarter of fiscal 2001 compared to $270.4 million for the same period in fiscal 2000. After adjusting for currency fluctuations, revenues for the second quarter of fiscal 2001 increased 9.4% as compared with the prior year period. For the first half of fiscal 2001, revenues were $545.1 million compared to $525.1 million for the first half of fiscal 2000, a 3.8% increase on a reported basis and a 8.6% increase after adjusting for currency fluctuations. The results for the second quarter of fiscal 2001 reflect growth in the Company's EMEA (Europe, Middle East, Africa and Asia/Pacific) business unit and in the Company's Service division. EMEA's revenue totaled $112.4 million, a 6.6% improvement in the current quarter compared to the comparable quarter a year ago. Excluding the effects of foreign currency fluctuations, EMEA's revenues increased by 19.7%. Revenues in the Company's Americas business unit increased 2.5% to $169.2 million for the second quarter of fiscal 2001 compared to $165.0 million in the year ago quarter. For the first half of fiscal 2001, revenues in the Company's Americas and EMEA's business units were $339.7 million and $205.4 million, respectively, compared to $327.2 million and $197.9 million, respectively, for the first half of fiscal 2000. Looking toward the second half of fiscal 2001, our target for revenue growth for the Company is about 8.0%, assuming no major currency fluctuations.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines increased 8.1% to $155.0 million in the second quarter of fiscal 2001 from $143.3 million in the same period in fiscal 2000, contributing 55.0% of total sales for the second quarter. For the first half of fiscal 2001, revenue for EAS product lines was $304.3 million versus $274.5 million in the prior year period, a 10.9% increase. For the current quarter, EAS revenue growth was driven by a 15.9% increase in total UltraoMax product line sales to $132.0 million as compared to the year ago quarter sales of $113.9 million, partially offset by declines in other EAS system revenues. In the second quarter of fiscal 2001, the Company sold 960 million UltraoMax labels as compared to 866 million for the same period a year ago, an 11% increase. Label sales were measured against last year's unusually robust second quarter, which reflected pent-up demand from customers met by increased production capacity. Label sales also were hurt by a challenging economic environment, including a difficult selling season for U.S. retailers. During the recent quarter, the Company announced three new business contracts with large retailers who plan to launch source tagging programs.

Revenues for the Video Systems product line declined 9.5%, from $75.0 million for the second quarter of fiscal 2000 to $67.9 for the current second quarter, due to decreases in analog and OEM video product offerings revenue driven by price competition. For the first half of fiscal 2001, revenue for the Video Systems product line was $129.4 million versus $147.4 million in the prior year period, a 12.2% decrease. The Company is investing increasing amounts in new product development, specifically in digital video products, to enhance the video product line with a view to addressing the needs of a broad range of potential customer segments. During the first half of fiscal 2001, the Company brought to market two new dome cameras and introduced a higher storage capacity version of Intellex, its premiere digital video technology, and a new matrix switcher for small to mid sized surveillance applications. The success of the Company's Video Systems product line will depend on continued technical leadership -- one reason for the recent acquisitions of VideoCon, a Munich-based developer of digital video processing and transmission equipment, and Saker Trax, a San-Diego-based software developer that specializes in video management and object tracking technology. Although the year-to-date results for the Video Systems product line were lower than expected, the Company remains optimistic about achieving growth in this division for the remainder of fiscal 2001.

The Company's Access Control Division ("ACD") revenues increased 15.4% to $15.0 million in the current quarter compared to $13.0 million in the second quarter of fiscal 2000. The current quarter results are encouraging when compared to an unusually strong year ago second quarter, when results reflected purchases of ACD products in anticipation of potential year 2000 issues. For the first half of fiscal 2001, revenue for the ACD product line was $25.7 million versus $26.2 million in the prior year period, a 2% decrease. As with the other product divisions, the Company is concentrating on developing and delivering products keeping in mind what the customers want and need to run their businesses more efficiently and effectively. During the first half of fiscal 2001, the Company introduced versions of the CoCURE 800 product in various foreign languages to accommodate global customers. The Company also introduced a scaled-down version of the CoCURE 800 so that small businesses and retail establishments can enjoy the benefits of this robust technology. While the Company addresses traditional security and asset management concerns, it is also continuing to explore and apply new access control technologies based on hand geometry, fingerprints and iris recognition intended for use at such events as the 2002 Olympic Games.

Service Division revenues, included in installation, maintenance and other, increased 11.8% to $43.7 million in the second quarter of fiscal 2001 versus $39.1 million in the comparable prior year period. This increase was driven by installations at major retailers primarily in the EMEA business unit. For the first half of fiscal 2001, Service Division revenue was $85.7 million versus $77.0 million in the prior year period, an 11.3% increase. During fiscal 2000, the Company formed a Global Services business unit to ensure the delivery and installation of quality products and services to customers around the world. During the first half of fiscal 2001, several major service contracts were signed with well-known retailers. Additionally, progress is being made on updating the technology tools that the Company's service staff is using to achieve further efficiencies in executing repair and installation calls. The Company has also appointed strong leadership in this business unit to further support its goal of making this division profitable by mid-fiscal 2001. The Company's Service Division delivered positive income results in the current second quarter with expectations of a first profitable year for this division.

GROSS MARGIN AND OPERATING EXPENSES

Gross margin for the second quarter of fiscal 2001 improved to 45.5%, compared with 45.3% in the prior year period. For the first half of fiscal 2001, gross margin was at 44.9%, compared with 44.5% for last year's period. This improvement was driven mainly by reduced cost of sales resulting from manufacturing efficiencies and improved performance from the Company's Service Division. The Company achieved a substantial cost reduction on hard tags used in the European markets by moving the production from Ireland to China. Also, by expanding capacity and continuing cost reduction efforts in its Boca Raton, Florida manufacturing facility, the Company increased production of source tagging labels while significantly reducing the unit cost. As the Company continues to focus on reducing manufacturing costs and improving overall processes, it expects to maintain the gross margin level at its 45% target for the remainder of the current fiscal year.

Operating expenses for the second quarter of fiscal 2001 were $92.7 million compared to $90.0 million for the prior year second quarter. Operating expenses as a percentage of revenue declined to 32.9% in the current quarter compared with 33.3% in the second quarter of 2000. During the current quarter, the Company increased research and development spending 28.4% over the second quarter of fiscal 2000. Operating expenses for the first half of fiscal 2001 were $183.8 million or 33.7% of revenues, compared to $181.9 million or 34.6% of revenues, including $3.8 million associated with the Company's change of CEO, in the first half of fiscal 2000. The Company's long-term target is to reduce total operating expenses to 30% of revenues.

Selling, general and administrative ("SG&A") expenses were $74.3 million, or 26.4% of revenues, for the second quarter of fiscal 2001 compared to $70.6 million, or 26.1% of revenues, for the second quarter of fiscal 2000. During the current quarter, the Company incurred additional expenses as it invested in new marketing programs. SG&A expenses for the first half of fiscal 2001 were $145.3 million or 26.7% of revenues, compared to $144.4 million or 27.5% of revenues in the prior year period. The Company continues to monitor operating expenses and to eliminate excess resources wherever it seems prudent.

Provision for doubtful accounts, as a percentage of total revenues, was 1.1% and 1.6% in the second quarter and first six months of fiscal 2001, respectively, as compared with 2.2% and 2.3% for the second quarter and the first six months of fiscal 2000, respectively. The Company increased its reserve for doubtful accounts during the second quarter and first half of fiscal 2000 for specific customers in bankruptcy.

Research, development and engineering expenses increased 28.4% from $7.4 million, or 2.7% of revenue, to $9.5 million, or 3.4% of revenue, in the three months ended December 31, 2000 as compared to the same period in fiscal 2000. Research, development and engineering expenses for the first half of fiscal 2001 were $18.3 million compared with $13.7 million for the same period in fiscal 2000. The Company continued to invest in high-potential technologies including radio frequency identification (RFID or smartEAS) and digital video. The Company believes that the timely introduction of new products and development of new technology platforms are important components of its competitive strategy and anticipates future research and development spending will increase to approximately 5% of revenues.

OPERATING INCOME

Operating income for the second quarter of fiscal 2001 increased 9.6% to $35.5 million, or 12.6% of revenue, from $32.4 million, or 12.0% of revenue, reported for the second quarter of fiscal 2000. For the first six months of fiscal 2001, operating income increased 17.8% to $60.8 million from $51.6 million for the comparable period in fiscal 2000. The increase in operating income was a result of revenue growth and improved gross margin, partially offset by increased research, development and engineering expenses and is also a step toward the Company's goal of a 15.0% operating margin.

OTHER (EXPENSES) INCOME AND TAXES

Non-operating expenses declined to $6.7 million for the second quarter of 2001, compared with $7.8 million in the prior year period. Lower debt levels drove a $1.2 million decline in interest expense. The decrease in other, net expense from $2.0 million for the second quarter of 2000 to $1.2 million for the second quarter of 2001 reflects the inclusion of foreign exchange gains for the current period versus losses in the prior year period, partially offset by increased minority interest expense.

The provision for income taxes for the second quarter of fiscal 2001 is based on an estimated effective annual consolidated tax rate of 32.0% (after adjustment for minority interest). The provision for income taxes for the second quarter of fiscal 2000 was based on an estimated effective annual consolidated tax rate of 35.0%. The decreased effective tax rate for fiscal 2001 is due primarily to the mix of earnings and income tax rates of international subsidiaries.

NET INCOME

Net income for the second quarter ended December 31, 2000 was $19.2 million, or $0.21 earnings per diluted common share, compared with net income of $15.7 million, or $0.17 per diluted common share, in the quarter ended December 31, 1999. For the first six months of fiscal 2001, net income was $31.2 million, or $0.33 earnings per diluted common share, compared to $23.1 million, or $0.22 earnings per diluted common share, for the comparable period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2001, cash and cash equivalents increased $34.1 million to $258.0 million. For the six-month period ended December 31, 2000, cash flow provided by operating activities was $45.0 million compared with $32.2 million for the same period a year ago. The increase in operating cash flow in the current year period was due primarily to higher earnings and a decrease in receivables from financing institutions partially offset by an increase in inventories to meet expected product requirements.

During the first half of fiscal 2001, the Company used $23.7 million in investing activities compared with $32.0 million in the first six months of fiscal 2000. Investing activities in the current period consisted of $18.4 million primarily for production and information system equipment and $4.1 million for the acquisition of three businesses: VideoCon, SakerTrax and Integra, the Polish distributor of Sensormatic products.

For the six-month period ended December 31, 2000, $13.4 million was provided by financing activities consisting primarily of proceeds of $18.8 million from exercises of stock options partially offset by the repayment of $3.9 million of long-term debt and $2.8 million for cash dividends paid on preferred stock. During the six-month period ended December 31, 1999, $5.3 million was used in financing activities, including the repayment of $7.4 million of long-term debt partially offset by proceeds of $2.4 million from exercises of stock options.

The Company's percentage of total debt to total capital (net of cash and equivalents) was 14.5% at December 31, 2000 as compared with 17.7% at June 30, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company has limited ability to pay cash dividends at present. The dividend payable on October 2, 2000 and January 2, 2001 to holders of record of the Depositary Shares was made in cash, at a rate of $0.40625 per Depositary Share, for a total of $2.8 million for each quarter. The Company intends to continue paying preferred stock dividends in cash. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and will use available funds for acquisitions, additional capital expenditures, preferred stock dividends, and repayment of $50 million Senior Notes due in March 2001.

The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at December 31, 2000, compared to June 30, 2000, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $8.2 million. The Company monitors its currency exposures but does not hedge its translation exposures primarily due to the long-term nature of its investment in its international subsidiaries.

No borrowings were outstanding under the Company's $125.0 million revolving credit facility as of December 31, 2000. However, the facility was utilized for standby letters of credit totaling $2.8 million resulting in $122.2 million available for use under the facility. The facility will expire in December 2002.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of December 31, 2000, the Company had $424.8 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, potential acquisitions, interest and a $50.0 million principal payment on the Senior Notes due on March 31, 2001, and payment of preferred stock dividends. At December 31, 2000, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $125.0 million Revolving Credit Facility, and (iv) receivable securitization facilities. The Company believes that cash flow from operations together with borrowings under the Revolving Credit Facility and receivable securitizations will be sufficient to meet its liquidity needs for the foreseeable future.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) softening demand for, and pricing pressures on, analog video products and the Company's ability to develop or acquire and profitably sell new digital video products; (6) the Company's ability to provide and market innovative and cost-effective electronic security solutions; (7) competitive pricing pressures causing profit erosion; (8) success of the Company's on-going cost reduction efforts; (9) the availability and pricing of component parts and raw materials; (10) possible increases in the payment time for receivables, either as a result of economic conditions or in connection with the Company's marketing practice of offering extended payment terms; (11) changes in regulations or standards applicable to the Company's products; and (12) unanticipated liabilities or expenses, including unfavorable outcomes to any currently pending litigation. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and the Company's other Securities Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Sensormatic held its Annual Meeting of Stockholders on November 17, 2000.

         (b) The election of the nominees for Directors who will serve for a three year term expiring in the year 2003 was voted on by the shareholders. The nominees, all of whom were elected, were Timothy P. Hartman, Per-Olof Loof and J. Richard Munro. Other Directors whose term of office continues after the Annual Meeting are: Ronald G. Assaf, Fred A. Breidenbach, Thomas V. Buffett, James E. Lineberger, John T. Ray, Jr.

         (c)   The following matters were voted upon at the Annual Meeting of
               Shareholders:

         1. The election of the nominees for Directors who will serve for a three year term expiring in the year 2003 was voted on by the shareholders. The Inspectors of Election certified the following vote tabulations.

                 NOMINEE                        FOR                WITHHELD
                 -------                        ---                --------
              Timothy P. Hartman            64,176,558             2,173,290
              Per-Olof Loof                 64,183,340             2,166,508
              J. Richard Munro              64,137,268             2,212,580

         2. A proposal to amend the 1999 Stock Incentive Plan was adopted. The Inspectors of Election certified the following vote tabulations.

                      FOR                   AGAINST                 ABSTAIN
                      ---                   -------                 -------
                   55,758,383              10,435,094               156,371

         3. A proposal to amend the Directors Stock Option Plan was adopted. The Inspectors of Election certified the following vote tabulations.

                      FOR                   AGAINST                 ABSTAIN
                      ---                   -------                 -------
                   53,980,616             12,190,336               178,896

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  None.

         b)       Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three-month period ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          SENSORMATIC ELECTRONICS CORPORATION


                          By: /s/ GREGORY C. THOMPSON
                             --------------------------------------------------
                             Gregory C. Thompson
                             Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2001