Form 10-Q
period 2001-03-31
SENSORMATIC ELECTRONICS CORP
filed 2001-05-15
CIK 88974

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

For The Quarterly Period Ended March 31, 2001        Commission File No. 1-10739
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

                              Yes [X]      No [ ]

The Registrant had outstanding 79,388,903 shares of Common Stock (par value $.01 per share) as of April 30, 2001.

                       SENSORMATIC ELECTRONICS CORPORATION

                                      INDEX

                                    FORM 10-Q

                        NINE MONTHS ENDED MARCH 31, 2001

                                                                                               PAGE
                                                                                               ----
   PART I      FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Consolidated Condensed Balance Sheets........................         3

                           Consolidated Condensed Statements of Operations..............         4

                           Consolidated Condensed Statements of Cash Flows..............         5

                           Notes to Consolidated Condensed Financial Statements.........         6

               Item 2.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.......................        12

   PART II.    OTHER INFORMATION

               Item 1.     Legal Proceedings............................................        16

               Item 6.     Exhibits and Reports on Form 8-K.............................        16

   SIGNATURES...........................................................................        17

                       SENSORMATIC ELECTRONICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PAR VALUE AMOUNTS)
                                   (UNAUDITED)

                                                                                MARCH 31,     JUNE 30,
                                                                                  2001          2000
                                                                                --------      --------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................................    $  214.5      $  223.9
   Customer receivables, net ...............................................       295.3         329.4
   Inventories, net ........................................................       189.7         152.9
   Current portion of deferred income taxes ................................        37.5          38.5
   Other current assets ....................................................        41.6          53.1
                                                                                --------      --------
     Total current assets ..................................................       778.6         797.8

Customer receivables - noncurrent ..........................................        35.1          43.7
Revenue equipment, net .....................................................        55.4          65.1
Property, plant and equipment, net .........................................       162.3         156.6
Costs in excess of net assets acquired, net ................................       415.5         417.5
Deferred income taxes ......................................................       135.3         149.5
Patents and other assets, net ..............................................       119.6         132.7
                                                                                --------      --------
     Total assets ..........................................................    $1,701.8      $1,762.9
                                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt and short-term debt ...................    $    1.1      $   56.2
   Accounts payable ........................................................        78.1          71.9
   Other current liabilities and deferred income taxes .....................       197.9         255.7
                                                                                --------      --------
     Total current liabilities .............................................       277.1         383.8

Long-term debt .............................................................       381.1         371.3
Other non-current liabilities and deferred income taxes ....................        70.8          62.0
                                                                                --------      --------
     Total liabilities .....................................................       729.0         817.1
                                                                                --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value, 10.0 shares authorized
     6 1/2% Convertible Preferred Stock, 0.7 shares outstanding ............       166.3         166.3
   Common stock, $.01 par value, 125.0 shares authorized, 79.4 and 77.1
     shares outstanding at March 31, 2001 and June 30, 2000, respectively...       793.5         761.5
   Retained earnings .......................................................       225.1         193.7
   Treasury stock at cost and other, 1.7 shares at March 31, 2001
     and June 30, 2000 .....................................................       (12.6)        (11.4)
   Accumulated other comprehensive loss ....................................      (199.5)       (164.3)
                                                                                --------      --------
     Total stockholders' equity ............................................       972.8         945.8
                                                                                --------      --------

     Total liabilities and stockholders' equity ............................    $1,701.8      $1,762.9
                                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            MARCH 31,                           MARCH 31,
                                                                   ---------------------------         ---------------------------
                                                                      2001             2000               2001              2000
                                                                   ---------         ---------         ---------         ---------
Revenues:
   Sales ...................................................       $   205.4         $   216.6         $   644.8         $   644.0
   Installation, maintenance and other .....................            51.5              44.5             157.2             142.2
                                                                   ---------         ---------         ---------         ---------
      Total revenues .......................................           256.9             261.1             802.0             786.2

Cost of sales ..............................................           144.4             145.0             444.9             436.6
                                                                   ---------         ---------         ---------         ---------

Gross margin ...............................................           112.5             116.1             357.1             349.6
                                                                   ---------         ---------         ---------         ---------

Operating expenses:
   Selling, general and administrative .....................            72.0              70.6             217.3             215.0
   Provision for doubtful accounts .........................             3.5               5.8              12.3              17.9
   Restructuring reversals .................................              --              (8.3)               --              (8.3)
   Research, development and engineering ...................            10.0               7.9              28.3              21.6
   Amortization of intangible assets .......................             5.8               5.7              17.2              17.4
                                                                   ---------         ---------         ---------         ---------
      Total operating expenses .............................            91.3              81.7             275.1             263.6
                                                                   ---------         ---------         ---------         ---------

Operating income ...........................................            21.2              34.4              82.0              86.0
                                                                   ---------         ---------         ---------         ---------
Other (expenses) income:
   Interest income .........................................             4.9               4.4              12.6              13.5
   Interest expense ........................................            (9.5)            (10.2)            (27.8)            (31.3)
   Other, net ..............................................            (3.2)             (1.1)             (6.5)             (4.2)
                                                                   ---------         ---------         ---------         ---------
      Total other expenses .................................            (7.8)             (6.9)            (21.7)            (22.0)
                                                                   ---------         ---------         ---------         ---------

Income before income taxes .................................            13.4              27.5              60.3              64.0
Provision for income taxes .................................             4.9               7.9              20.6              21.3
                                                                   ---------         ---------         ---------         ---------

   Net income ..............................................       $     8.5         $    19.6         $    39.7         $    42.7
                                                                   =========         =========         =========         =========

Earnings applicable to common stockholders .................       $     5.7         $    16.7         $    31.3         $    33.7
                                                                   =========         =========         =========         =========

Basic and diluted earnings per common share ................       $    0.07         $    0.22         $    0.40         $    0.44
                                                                   =========         =========         =========         =========

Weighted shares outstanding
   Basic ...................................................            78.9              76.7              77.9              76.2
   Diluted .................................................            80.0              77.9              78.8              77.2

   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     -----------------------
                                                                                      2001             2000
                                                                                     ------          -------
Cash flows from operating activities
   Net income ...........................................................            $ 39.7           $ 42.7
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Goodwill amortization ...............................................               9.5             10.0
    Depreciation and amortization other intangibles .....................              38.8             37.3
    Deferred income taxes ...............................................              11.9              9.7
    Other non-cash items ................................................               0.2              0.5
   Net changes in operating assets and liabilities, net of effects of acquisitions:
       Decrease in receivables and sales-type leases ....................              30.8             28.3
       Decrease (increase) in receivables due from financing institutions              11.4             (3.1)
       Increase in inventories ..........................................             (37.8)            (8.3)
       Decrease (increase) in other assets ..............................               4.2             (2.0)
       Increase in accounts payable .....................................               3.7              0.1
       Decrease in restructuring accruals ...............................              (3.2)           (11.5)
       Decrease in other current liabilities ............................             (45.4)           (12.1)
                                                                                     ------           ------

      Net cash provided by operating activities .........................              63.8             91.6
                                                                                     ------           ------

Cash flows from investing activities
   Capital expenditures .................................................             (27.3)           (38.6)
   Increase in revenue equipment, net ...................................              (1.4)            (7.3)
   Additional investment in intangible assets ...........................                --             (6.8)
   Cash paid for acquisitions, net of cash acquired .....................             (14.5)              --
   Other, net ...........................................................              (0.3)             0.6
                                                                                     ------           ------

      Net cash used in investing activities .............................             (43.5)           (52.1)
                                                                                     ------           ------

Cash flows from financing activities
   Proceeds from bank borrowings and other debt .........................               5.4              1.2
   Repayment of bank borrowings and other debt ..........................             (59.3)           (80.0)
   Proceeds from exercises of stock options .............................              32.4              4.1
   Dividends paid .......................................................              (5.6)              --
   Other, net ...........................................................                --             (1.4)
                                                                                     ------           ------

      Net cash used in financing activities .............................             (27.1)           (76.1)
                                                                                     ------           ------

Effect of exchange rate changes on cash and cash equivalents ............              (2.6)            (1.0)
                                                                                     ------           ------

Net decrease in cash ....................................................              (9.4)           (37.6)
Cash and cash equivalents at beginning of the year ......................             223.9            209.0
                                                                                     ------           ------
Cash and cash equivalents at end of the period ..........................            $214.5           $171.4
                                                                                     ======           ======

Non-cash investing and financing activity
Long-term debt issued in connection with a business acquisition .........            $  9.2               --

   The accompanying notes are an integral part of these financial statements.

                       SENSORMATIC ELECTRONICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

1.       BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Sensormatic Electronics Corporation and its subsidiaries (the "Company"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Staff Accounting Bulletin No. 101

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The Company will adopt the recently issued provisions of SAB 101 in the fourth quarter of fiscal 2001. Under such provisions, the Company will recognize revenue after installation is complete and customer acceptance provisions, if any, have been met where post-shipment obligations exist. Prior to the adoption of SAB 101, the Company recognized revenue for equipment sales when title transferred, generally upon shipment. Implementation of SAB 101 requires a cumulative effect adjustment as of July 1, 2000 and fiscal year 2001 quarterly results to be restated for the current year effect. The Company estimates that the cumulative effect adjustment for this change in accounting principle will be a reduction in earnings of approximately $25 million (net of tax), or $0.32 per diluted common share. The adoption of SAB 101 is expected to alter the historical quarterly revenue and income patterns as recognition of revenue is deferred.

Shipping and Handling Fees and Costs

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company historically has netted shipping charges to customers with shipping and handling costs, which are included in operating expenses in the Consolidated Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company will adopt the consensus on EITF Issue No. 00-10 in the fourth quarter of fiscal 2001 and, accordingly, all prior periods presented will be restated.

Certain prior year amounts have been reclassified to conform to the current fiscal year's presentation.

2.       RESTRUCTURING

The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of March 31, 2001:

                                                         ACCRUAL                                       ACCRUAL
                                                       BALANCE AT           UTILIZATION              BALANCE AT
                                                        JUNE 30,    -----------------------------     MARCH 31,
      1996 RESERVE                                        2000            CASH        NON-CASH          2001
      ------------                                   -------------- -------------  -------------- --------------
      Closure of facilities and related costs....          $2.0           $(0.5)         $  --           $1.5

                                                         ACCRUAL                                        ACCRUAL
                                                       BALANCE AT            UTILIZATION              BALANCE AT
                                                        JUNE 30,    -----------------------------      MARCH 31,
      1997/1998 RESERVE                                   2000            CASH         NON-CASH          2001
      -----------------                              -------------- -------------  --------------  ---------------

      Closure of facilities and related costs.........     $0.2           $(0.2)         $  --            $ --
      Employee termination and related costs..........      3.8            (1.8)            --             2.0
      Non-core business divestitures..................      0.9            (0.7)            --             0.2
                                                           ----           -----          -----            ----
         Total........................................     $4.9           $(2.7)         $  --            $2.2
                                                           ====           =====          =====            ====

3.       CUSTOMER RECEIVABLES

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which have periodic payments over a term of five years, generally) and net investment in sales-type leases (which have periodic payments over a lease term of five years, principally) at March 31, 2001 and June 30, 2000 are summarized as follows:

                                                                                 MARCH 31,      JUNE 30,
                                                                                   2001           2000
                                                                                  ------         ------
         Trade accounts receivable ........................................       $309.6         $344.6
         Allowance for doubtful accounts ..................................        (45.8)         (42.7)
                                                                                  ------         ------
              Total trade accounts receivable, net ........................       $263.8         $301.9
                                                                                  ======         ======

         Deferred receivables .............................................       $  5.8         $  2.5
         Installment receivables ..........................................         22.8           26.6
         Allowance for doubtful accounts ..................................         (2.4)          (1.9)
         Unearned interest and maintenance ................................        (17.1)         (19.7)
                                                                                  ------         ------
             Total deferred and installment receivables, net ..............          9.1            7.5
             Less: Amounts due within 1 year, net .........................         (8.8)          (6.5)
                                                                                  ------         ------
             Total noncurrent deferred and installment receivables, net....       $  0.3         $  1.0
                                                                                  ======         ======

          Sales-type leases-minimum lease payments receivable .............       $ 86.3         $ 93.9
          Allowance for uncollectible minimum lease payments ..............         (5.1)          (6.7)
          Unearned interest and maintenance ...............................        (23.7)         (23.5)
                                                                                  ------         ------
              Total sales-type leases, net ................................         57.5           63.7
              Less: Amounts due within 1 year, net ........................        (22.7)         (21.0)
                                                                                  ------         ------
              Total noncurrent sales-type leases, net .....................       $ 34.8         $ 42.7
                                                                                  ======         ======

         Total customer receivables .......................................       $330.4         $373.1
         Less: Amounts due within 1 year, net .............................        295.3          329.4
                                                                                  ------         ------
              Total noncurrent customer receivables .......................       $ 35.1         $ 43.7
                                                                                  ======         ======

4.       INVENTORY

Inventories are summarized as follows:

                                                                           MARCH 31,            JUNE 30,
                                                                             2001                 2000
                                                                            ------               ------
                  Finished goods................................            $146.1               $128.6
                  Parts.........................................              60.7                 41.3
                  Work-in-process...............................               9.0                  6.9
                                                                            ------               ------
                                                                             215.8                176.8
                  Less allowance for excess and obsolete inventory            26.1                 23.9
                                                                            ------               ------
                           Total inventories, net...............            $189.7               $152.9
                                                                            ======               ======

5.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 MARCH 31,                                 MARCH 31,
                                                         -----------------------                   ------------------------
                                                          2001              2000                    2001               2000
                                                         -----             -----                   -----              -----
NUMERATOR:
Net income..................................              $ 8.5             $19.6                   $39.7              $42.7
Less: preferred stock dividends.............               (2.8)             (2.9)                   (8.4)              (9.0)
                                                          -----             -----                   -----              -----
Earnings applicable to common stockholders                $ 5.7             $16.7                   $31.3              $33.7
                                                          =====             =====                   =====              =====

DENOMINATOR:
Basic EPS - weighted average shares.........               78.9              76.7                    77.9               76.2
Dilutive effect: stock options..............                1.1               1.2                      .9                1.0
                                                          -----             -----                   -----              -----
Diluted EPS - weighted average shares.......               80.0              77.9                    78.8               77.2
                                                          =====             =====                   =====              =====

Basic and diluted earnings per share........              $0.07             $0.22                   $0.40              $0.44
                                                          =====             =====                   =====              =====

Antidilutive weighted options...............                1.8               2.1                     2.2                5.1
                                                          =====             =====                   =====              =====

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

6.       COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       MARCH 31,                           MARCH 31,
                                                                ------------------------            -----------------------
                                                                 2001              2000              2001             2000
                                                                ------            ------            ------           ------
Net income..............................................        $  8.5            $ 19.6            $ 39.7           $ 42.7
Other comprehensive loss:
  Unrealized loss on derivatives designated as hedges...          (0.3)               --              (2.0)              --
  Change in accumulated translation adjustments.........         (27.0)            (10.6)            (35.2)           (12.6)
                                                                ------            ------            ------           ------
Total comprehensive (loss) income.......................        $(18.8)           $  9.0            $  2.5           $ 30.1
                                                                ======            ======            ======           ======

7.       SEGMENT INFORMATION

The Company operates in two reportable segments consistent with the way the Company organizes its operations, which is based on geographic area. The two reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").

                                          THREE MONTHS
                                              ENDED
                                            MARCH 31,             AMERICAS    EMEA      OTHER (1)     TOTAL
                                            ---------             --------    ----      ---------     -----
       Revenues                             2001                   $158.5     $ 98.4      $ --       $256.9
                                            2000                    157.5      103.6        --        261.1

       Operating income                     2001                     19.5        1.7                   21.2
                                            2000                     21.8        4.3       8.3         34.4


                                           NINE MONTHS
                                              ENDED
                                            MARCH 31,             AMERICAS    EMEA      OTHER (1)     TOTAL
                                            ---------             --------    ----      ---------     -----
       Revenues                             2001                   $498.2     $303.8      $ --       $802.0
                                            2000                    483.6      302.6        --        786.2

       Operating income                     2001                     71.6       10.4                   82.0
                                            2000                     71.2        6.5        8.3        86.0

------------------
(1) During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges consisting of $4.1 million and $4.2 million pertaining to Americas and EMEA, respectively.

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

Foreign Currency

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

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge will be reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the three-month and nine-month periods ended March 31, 2001.

As of March 31, 2001, approximately $0.5 million (net of tax) of unrealized net gains have been recorded in AOCI to recognize the fair value of derivative instruments that are designated as cash flow hedges. Such instruments mature within three to nine months and amounts deferred to AOCI will be recognized in earnings within the next twelve months. During the three-month and nine-month periods ended March 31, 2001, the Company recognized net gains of approximately $2.0 million and $0.3 million, respectively, recorded in other (expenses) income, related to these instruments. At March 31, 2001, the fair value of such derivative instruments was $1.8 million, which is recorded in other current assets.

In addition to forward foreign exchange contracts which hedge anticipated intercompany sales, the Company, from time to time, will hedge certain foreign currency denominated firm commitments. At March 31, 2001, the effect of such hedges of firm commitments was not significant.

The table below details notional amounts indicated in U.S. dollars of the Company's outstanding foreign exchange forward contracts at March 31, 2001 and June 30, 2000:

                                                 March 31,         June 30,
                  Currencies                       2001              2000
                  ----------                       -----             ----

                  Euro.....................        $29.1             $35.9
                  British Pounds...........         17.5              10.5
                  Various other............          6.5               4.1
                                                   -----             -----
                            Total..........        $53.1             $50.5
                                                   =====             =====

Interest Rate

In order to better manage its exposure to interest rate risk, the Company has entered into an interest rate swap agreement. Such swap agreement, with a notional amount of (pound)50 million, converts the Company's floating interest rate on its sale of certain receivables in the United Kingdom to a fixed interest rate, thereby limiting the variance amount paid or received by the Company. At March 31, 2001, the fair value of such derivative instrument is recorded in other current liabilities and approximately $2.5 million of unrealized net losses have been recorded in AOCI.

9.       DEBT

During the third quarter of fiscal 2001, the Company repaid $50 million of long-term debt due on March 29, 2001.

In connection with a business acquisition, the company issued two long-term notes payable denominated in British pounds for an aggregate amount of $9.2 million bearing interest at 6%. One note in the amount of $8.2 million has a maturity period beginning on January 31, 2002 and expiring on January 31, 2005; however, this note is expected to be redeemed in April 2002. The note for the remaining $1.0 million has a maturity period beginning on January 31, 2003 and expiring on January 31, 2005.

10.      ACQUISITIONS

During the first quarter of fiscal 2001, the Company acquired three companies for an aggregate amount of $4.1 million in cash. During the third quarter of fiscal 2001, the Company acquired three additional companies and finalized the amount paid for one of the entities acquired in the first quarter. The purchase price consisted of $10.4 million in cash and $9.2 million in notes payable. All such acquisitions were accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the assets acquired was recorded as costs in excess of net assets acquired or other intangibles (included in "Patents and other assets, net" in the consolidated Balance Sheets), which are being amortized on a straight-line basis over periods ranging from seven to 20 years. The results of operations of the respective acquired entities have been included in the Company's consolidated financial statements from the respective dates of acquisition and are not significant in relation to the Company's consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

11.      COMMITMENTS AND CONTINGENCIES

In May 1999, the Company commenced an action against First National Bank of Pennsylvania, Winner & Bagnara, P.C. ("W&B"), and James E. Winner, Jr. ("Winner"), in the United States District Court for the Western District of Pennsylvania. The Company seeks, among other things, a declaratory judgment that the Company is entitled to purchase certain franchise rights from the defendants pursuant to the provisions of a Franchise Lease Agreement, and seeks specific performance of certain contractual obligations. Winner and W&B have interposed an amended joint answer with counterclaims against the Company, seeking, among other things, a declaration that the Company failed to properly exercise its right to purchase those franchise rights and that the Company's rights to operate its Pennsylvania and Delaware franchise ceased on December 1, 1998, as well as damages and injunctive relief. Related litigation between these same parties was filed by the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. In December 1999, the Company moved to dismiss certain of Winner and W & B's counterclaims in the Pennsylvania action. The Company's motion was denied, without prejudice to the Company's right to revive it by simple notice once jurisdiction is established, by order dated September 29, 2000. The Florida litigation has been stayed, pending determination of the Pennsylvania proceedings. The Company believes that it has meritorious defenses to the attempt by Winner and/or W&B to reclaim the Pennsylvania and Delaware franchise.

During April 2001, a putative shareholder class action was filed in the United States District Court for the Southern District of Florida by an alleged shareholder of the Company following an announcement that corporate earnings for the third quarter of fiscal year 2001 would be below expectations. The complaint alleges, among other things, that the Company made false and misleading statements by disclosing future prospects and contracts without disclosing adverse information concerning the Company's financial results and business conditions, and that certain officers and directors of the Company sold shares during the class period. The complaint seeks an unspecified amount of compensatory damages, together with attorneys' and experts' fees, costs and expenses. The Company believes that its public disclosures were at all times appropriate to the circumstances when made and intends to vigorously defend against this suit.

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

RESULTS OF OPERATIONS - Three Months and Nine Months Ended March 31, 2001 Compared to Three Months and Nine Months Ended March 31, 2000

REVENUES

Revenues decreased $4.2 million, or 1.6%, to $256.9 million for the third quarter of fiscal 2001 compared to $261.1 million for the same period in fiscal 2000. After adjusting for currency fluctuations, revenues for the third quarter of fiscal 2001 increased 1.2% as compared with the prior year period. For the first nine months of fiscal 2001, revenues were $802.0 million compared to $786.2 million for the first nine months of fiscal 2000, a 2.0% increase on a reported basis and a 6.2% increase after adjusting for currency fluctuations. The results for the third quarter of fiscal 2001 reflect growth in the Company's Access Control and Service divisions with declines in both the EAS and Video divisions. By geographic region, EMEA's revenue totaled $98.4 million, a 5.0% decline in the current quarter versus the comparable quarter a year ago. Excluding the effects of foreign currency fluctuations, EMEA's revenues increased by 1.1%. Revenues in the Company's Americas business unit increased 1.0% to $158.5 million for the third quarter of fiscal 2001 compared to $157.5 million in the year ago quarter. For the first nine months of fiscal 2001, revenues in the Company's Americas and EMEA's business units were $498.2 million and $303.8 million, respectively, compared to $483.6 million and $302.6 million, respectively, for the first nine months of fiscal 2000. EMEA's results were impacted by the continued weakness in the Euro and British Pound as well as by an unfavorable year-to-year comparison from Asia-Pacific, where the previous fiscal year's results included the impact of a major new roll-out in Australia. The Company believes that the difficult economic environment, and its impact upon retailers purchasing decisions in particular, was a major factor contributing to its reduced revenue and earnings in the current quarter.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines decreased 4.3% to $143.1 million in the third quarter of fiscal 2001 from $149.5 million in the same period in fiscal 2000, contributing 55.7% of total sales for the third quarter. For the first nine months of fiscal 2001, revenue for EAS product lines was $447.4 million versus $423.9 million in the prior year period, a 5.5% increase. For the current quarter, EAS revenue declined despite some new business "wins". Global label volumes declined 1.8% from 874.5 million for the third quarter of fiscal 2000 to 858.5 million in the current quarter with label revenue declining $3.9 million to $30.5 million, compared to $34.4 million for the third quarter last year. Label sales were affected by a decrease in source-tagging orders of $2.1 million, or 15.9%, due to the U.S. current economic environment (the U.S. accounts for approximately 55% of total label sales) and recent management changes at some of our larger retail customers. In addition, label revenue lagged label volume as the Company introduced targeted price promotions designed to stimulate sales. The Company continues to focus on the growth of its EAS label products, which represent a significant source of recurring revenue. The Company believes that generally the shortfall in the EAS revenue did not result from losing business to competitors and that its major retail accounts remain committed to the use of its anti-theft EAS technology.

Revenues for the Video Systems product line declined 10.2%, from $65.5 million for the third quarter of fiscal 2000 to $58.8 for the current third quarter. Although the Company continued to see growth in digital video sales, which increased 101% in the current quarter versus the prior year period, this was not sufficient to offset the reduced sales in analog video products. For the first nine months of fiscal 2001, revenue for the Video Systems product line was $188.2 million versus $212.9 million in the prior year period, a 11.6% decrease. The Company is investing increasing amounts in new product development, specifically in digital video products, to enhance the video product line with a view to addressing the needs of a broad range of potential customer segments. The Company has also created a new business unit that brings the Video Systems and Access Control divisions closer together to deliver more integrated products to customers. During the first nine months of fiscal

2001, the Company brought to market two new dome cameras and introduced a higher storage capacity version of Intellex, its premiere digital video surveillance technology, and a new matrix switcher for small to mid sized surveillance applications. The success of the Company's Video Systems product line will depend on continued technical leadership and ability to market a competitive line of attractively priced analog products, at the same time as the Company continues to introduce new digital video products -- one reason for the recent acquisitions of VideoCon, a Munich-based developer of digital video processing and transmission equipment, Saker Trax, a San-Diego-based software developer that specializes in video management and object tracking technology, and BEC Technologies, an Orlando-based hardware and software developer of fiber optic networks.

The Company's Access Control Division ("ACD") revenues increased 4.4% to $11.9 million in the current quarter compared to $11.4 million in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, revenue for the ACD product line was $37.6 million versus $37.5 million in the prior year period. During the first nine months of fiscal 2001, the Company introduced versions of the CoCURE 800 product in various foreign languages to accommodate global customers. The Company also introduced a scaled-down version of the CoCURE 800 so that small businesses and retail establishments can enjoy the benefits of this robust technology. In addition, in the current third quarter, the Company introduced an innovative, web-based product, CoCURE Central, which offers building managers remote access to building security information. In the current quarter, the Company acquired Controlled Electronic Management Systems, a Northern Ireland-based developer of access control systems and peripherals, with systems protecting some of the world's leading airports and other facilities.

Service Division revenues, included in installation, maintenance and other, increased 23.9% to $43.0 million in the third quarter of fiscal 2001 versus $34.7 million in the comparable prior year period. For the first nine months of fiscal 2001, Service Division revenue was $128.7 million versus $111.7 million in the prior year period, a 15.2% increase. During fiscal 2000, the Company formed a Global Services business unit to better manage the delivery and installation of quality products and services to customers around the world. During fiscal 2001, several major service contracts were signed with well-known retailers. Additionally, the Company has updated the technology tools that its service staff is using to achieve further efficiencies in executing repair and installation calls. The Company also appointed strong leadership in this business unit to further support its goal of making this division profitable for fiscal 2001.

GROSS MARGIN AND OPERATING EXPENSES

Gross margin for the third quarter of fiscal 2001 declined to 43.8%, compared with 44.5% in the prior year period. For the first nine months of fiscal 2001, gross margin was the same as last year at 44.5%. The decline in gross margin for the current quarter was primarily due to product price reductions in the Company's video division's analog products, intended to stimulate sales. In addition, service revenue accounted for a higher percentage of total revenue this quarter, which also adversely impacted gross margin because service revenue carries a lower profit margin than equipment revenue due to the more labor-intensive nature of the service business.

Operating expenses for the third quarter of fiscal 2001 were $91.2 million compared to $90.0 million for the prior year third quarter, excluding the reversal of restructuring charges totaling $8.3 million. Operating expenses as a percentage of revenue increased to 35.5% in the current quarter compared with 34.5% in the third quarter of 2000. Operating expenses included an increase of $2.1 million for research and development activities. Operating expenses for the first nine months of fiscal 2001 were $275.1 million, or 34.3% of revenues, compared to $271.9 million or 34.6% of revenues, excluding the reversal of restructuring charges, in the first nine months of fiscal 2000. The Company's long-term target remains to reduce total operating expenses to 30% of revenues.

Selling, general and administrative ("SG&A") expenses were $72.0 million, or 28.0% of revenues, for the third quarter of fiscal 2001 compared to $70.6 million, or 27.0% of revenues, for the third quarter of fiscal 2000. SG&A expenses for the first nine months of fiscal 2001 were $217.3 million or 27.1% of revenues, compared to $215.0 million or 27.3% of revenues in the prior year period.

In April 2001, the Company announced its plans to reduce its workforce by 450 employees in North and Latin America by June 30, 2001, in order to cut costs and generate organizational efficiencies. In addition, it has begun the consultation process within EMEA to identify cost-cutting measures. The Company plans include streamlining its structure by reducing management and administrative support with minimal impact in the sales, direct customer service and engineering areas. Also, the Company recently reorganized its Service business unit to place more revenue-producing personnel in the field while reducing the managerial and support staff head count. Further, the Company consolidated video engineering in San Diego, creating the Video Routing Center, which is expected to improve development efforts as well as reduce operating costs and head count. When fully implemented, these and related cost reductions are expected to result in savings of at least $35 million annually.

Provision for doubtful accounts, as a percentage of total revenues, was 1.4% and 1.5% in the third quarter and first nine months of fiscal 2001, respectively, as compared with 2.2% and 2.3% for the third quarter and the first nine months of fiscal 2000, respectively. The Company increased its reserve for doubtful accounts during the third quarter and first nine months of fiscal 2000 for specific customers in bankruptcy.

Research, development and engineering expenses increased 26.6% from $7.9 million, or 3.0% of revenue, to $10.0 million, or 3.9% of revenue, in the three months ended March 31, 2001 as compared to the same period in fiscal 2000. Research, development and engineering expenses for the first nine months of fiscal 2001 were $28.3 million compared with $21.6 million for the same period in fiscal 2000. The Company continued to invest in high-potential technologies including radio frequency identification (RFID or smartEAS) and digital video. The Company believes that the timely introduction of new products and development of new technology platforms are important components of its competitive strategy.

OPERATING INCOME

Operating income for the third quarter of fiscal 2001 decreased 18.8% to $21.2 million, or 8.3% of revenue, from $26.1 million, or 10.0% of revenue, excluding the reversal of $8.3 million in restructuring reserves, reported for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, operating income increased 5.5% to $82.0 million from $77.7 million, excluding the reversal of $8.3 million in restructuring reserves, for the comparable period in fiscal 2000. The decrease in operating income in the current quarter is the result of lower revenues and margins along with higher research and development spending. The increase for the first nine months is due to revenue growth, as well as the decrease in the provision for doubtful accounts from fiscal 2000.

OTHER (EXPENSES) INCOME AND TAXES

Non-operating expenses increased to $7.8 million for the third quarter of 2001, compared with $6.9 million in the prior year period. Lower debt levels drove a $0.7 million decline in interest expense. The increase in other, net expense from $1.1 million for the third quarter of 2000 to $3.2 million for the third quarter of 2001 reflects an increase in foreign exchange losses from remeasurement of foreign currency denominated receivables and an increase in minority interest. In addition, the Company received a $0.5 litigation settlement in the third quarter of fiscal 2000.

The provision for income taxes for the third quarter of fiscal 2001 and fiscal 2000 is based on an estimated effective annual consolidated tax rate of 32.5% and 32.0%, respectively (after adjustment for minority interest). The increased effective tax rate for fiscal 2001 is due primarily to the mix of earnings and income tax rates of international subsidiaries.

NET INCOME

Net income for the third quarter ended March 31, 2001 was $8.5 million, or $0.07 earnings per diluted common share, compared with net income of $19.6 million, or $0.22 earnings per diluted common share, in the quarter ended March 31, 2000. For the first nine months of fiscal 2001, net income was $39.7 million, or $0.40 earnings per diluted common share, compared to $42.7 million, or $0.44 earnings per diluted common share, for the comparable period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, cash and cash equivalents decreased $9.4 million to $214.5 million from $223.9 million at June 30, 2000. For the nine-month period ended March 31, 2001, cash flow provided by operating activities was $63.8 million compared with $91.6 million for the same period a year ago. The decrease in operating cash flow in the current year period was due primarily to lower earnings, an increase in inventories, and a decrease in other current liabilities, partially offset by a decrease in receivables from financing institutions. The third quarter of fiscal 2000 also included a sale of $9.4 million of sales-type lease receivables that had not met eligibility requirements under previous portfolio sale agreements.

During the first nine months of fiscal 2001, the Company used $43.5 million in investing activities compared with $52.1 million in the first nine months of fiscal 2000. Investing activities in the current period included capital expenditures of $27.3 million primarily for production and information system equipment and $14.5 million for business acquisitions, VideoCon,

SakerTrax, Integra, the Polish distributor of Sensormatic products, Controlled Electronic Management Systems, Richmond Security Ltd., a northern England business partner, and BEC Technologies.

For the nine-month period ended March 31, 2001, $27.1 million was used in financing activities consisting primarily of debt repayment of $59.3 million, including a $50.0 million note due March 31, 2001, and $5.6 million for cash dividends paid on preferred stock, partially offset by proceeds of $32.4 million from exercises of stock options. During the nine-month period ended March 31, 2000, $76.1 million was used in financing activities, including the repayment of $80.0 million of long-term debt partially offset by proceeds of $4.1 million from exercises of stock options.

Accounts receivable decreased to $330.4 million at March 31, 2001 from $373.1 million at June 30, 2000 due to lower sales volumes in the current period and by productive collection efforts. Days sales outstanding, or DSO, in receivables decreased to 110 days for the current quarter compared to 124 days for the third quarter of fiscal 2000. The Company continued to monitor credit and collection processes, which contributed to improved collection periods.

The increase in inventory levels from $152.9 million at June 30, 2000 to $189.7 million at March 31, 2001 was primarily attributable to the sales shortfall in the current quarter as well as increased investment in raw materials to support the build-to-install initiative and the anticipated fourth quarter volumes.

The Company's percentage of total debt to total capital (net of cash and equivalents) was 14.7% at March 31, 2001 as compared with 17.7% at June 30, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. The dividend payable on October 2, 2000, January 2, 2001, and April 2, 2001 to holders of record of the Depositary Shares was made in cash, at a rate of $0.40625 per Depositary Share, for a total of $2.8 million for each quarter. The Company intends to continue paying preferred stock dividends in cash. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and will use available funds for working capital and general corporate purposes including acquisitions, additional capital expenditures and preferred stock dividends.

The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at March 31, 2001, compared to June 30, 2000, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $35.2 million. The Company monitors its currency exposures but does not hedge its translation exposures primarily due to the long-term nature of its investment in its international subsidiaries.

No borrowings were outstanding under the Company's $125.0 million revolving credit facility as of March 31, 2001. However, the facility was utilized for standby letters of credit totaling $13.8 million resulting in $111.2 million available for use under the facility. The facility will expire in December 2002.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of March 31, 2001, the Company had $382.2 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, potential acquisitions, and payment of preferred stock dividends. At March 31, 2001, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $125.0 million Revolving Credit Facility, and (iv) receivable securitization facilities. The Company believes that its cash on hand and cash flow from operations together with borrowings under the Revolving Credit Facility and receivable securitizations will be sufficient to meet its liquidity needs for the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 20, 2001, Marvin Markowitz, purporting to act on behalf of a class consisting of all purchasers of the Company's common stock from January 12, 2001, through April 9, 2001, commenced a lawsuit against the Company in the United States District Court for the Southern District of Florida entitled Markowitz v. Sensormatic Electronics Corp. et al., No. 01-8346. Also named as defendants in the action are: Per-Olof Loof (Chief Executive Officer), Gregory
C. Thompson (Chief Financial Officer), Jerry T. Kendall (the former Executive Vice President, Americas), Stephen Cannellos (Senior Vice President, Access Control Division), Kenneth W. Chmiel (Senior Vice President of Supply Chain Operations and EAS Product Division), William J. Bufe (Controller), Walter A. Engdahl (Vice President, General Counsel and Secretary), Ronald G. Assaf (Chairman of the Board of Directors of the Company), Thomas V. Buffett (a director of the Company), and Timothy Hartman (a director of the Company).

The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and was filed following the Company's April 10, 2001 announcement that corporate earnings for the third quarter of fiscal year 2001 would be below expectations. The complaint alleges, among other things, that the Company made false and misleading statements by disclosing future prospects and contracts without disclosing adverse information concerning the Company's financial results and business conditions. The complaint also alleges that the individual defendants, other than Messrs. Loof and Thompson, sold shares during the class period. The complaint seeks an unspecified amount of compensatory damages, together with attorneys' and experts' fees, costs and expenses.

The Company believes that its public disclosures were at all times appropriate to the circumstances when made and intends to vigorously defend against this suit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  None.

         b)       Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       SENSORMATIC ELECTRONICS CORPORATION


                       By: /s/ GREGORY C. THOMPSON
                          ---------------------------------------------------
                           Gregory C. Thompson
                            Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)

                       Date: May 14, 2001