Form 10-K
period 2001-06-30
SENSORMATIC ELECTRONICS CORP
filed 2001-09-28
CIK 88974

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                           _________________________

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

                            NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 17, 2001 was $1,730,215,398.

As of September 17, 2001, there were 79,906,583 shares of the Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
NONE

================================================================================

                                    PART I

Item 1. BUSINESS

Introduction

Sensormatic Electronics Corporation is the global leader in electronic security. We develop, manufacture, market, distribute and service the most advanced lines of integrated security products for article protection, video surveillance, access control and asset tracking. We have three product divisions: electronic article surveillance ("EAS") systems, video systems, including closed circuit television ("CCTV") and digital video management systems, and access control and asset tracking and management systems. Our EAS products include reusable hard tags and disposable labels used with our detection and deactivation systems. Our video systems include various types of micro-processor-controlled CCTV cameras, digital recording devices and monitoring systems. Our access control and asset management systems provide intelligent tagging, tracking and access systems to monitor the movements of people and/or assets.

We have maintained our focus on developing products and services that directly answer the diverse requirements of our extensive customer base. During the past year, we issued more than 65 new product releases. Our customers include 93 of the top 100 retailers in the world, as well as more than half of the Fortune 500 companies. We have created an unmatched selection of integrated security solutions to traditional security problems in a wide range of industries. At the same time, we are introducing advanced product applications and "suites" for the extended security needs of modern businesses, with their complex, geographically distributed operations, facilities and supply chains.

Established in 1966, we employ approximately 5,700 individuals. We have one of the largest network of sales, service and support professionals in our industry, along with an extensive network of third party dealers and distributors, meeting the needs of customers in 113 countries. We operate in two geographically segmented business units and reportable business segments: Americas (including North and Latin America) and EMEA (including Europe, the Middle East, Africa and Asia Pacific).

Certain information about our reportable segments is contained in Note 15 of Notes to Consolidated Financial Statements under Item 8 of this report.

Our principal executive offices are located at 951 Yamato Road, Boca Raton, Florida 33431-0700 (561-989-7000). As used in this report, the terms "we", the "Company" and "Sensormatic" refer to Sensormatic Electronics Corporation and its subsidiaries unless the context indicates otherwise.

Recent Development

On August 3, 2001, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with a subsidiary of Tyco International Ltd., a Bermuda company ("Tyco") providing for an exchange offer and subsequent merger in which each share of the Company's Common Stock would be exchanged for a fraction of a Tyco common share, which has been fixed at 0.5189, and the Company would be merged into the Tyco subsidiary, subject to certain conditions set forth in the Merger Agreement. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Combination.

Business Strategy

Our core strategy is to continue to build products and deliver services that our customers want, and to continually develop new products and applications to anticipate and meet their expanding needs. We believe that the successful implementation of our restructuring and infrastructure rebuilding programs over the past several years, and the cost-cutting program introduced in our fourth quarter of fiscal 2001, provide a solid foundation for renewed controlled growth.

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

Extended Security Technologies. In order to deliver these expanded products and services, we are developing a fully integrated suite of products and knowledge-based technologies that we are calling Extended Security Technologies(TM), or EST(TM). Our existing products form the backbone for EST. For example, we already sell and install EAS systems integrated with video, digital video management and access control technologies. Our SensorID Group is designing products that integrate the data collection and tracking capabilities of radio frequency identification ("RFID") with the security capabilities of our acousto-magnetic Ultra.Max(R) EAS technology. We anticipate that our Extended Security Technologies will have retail applications such as self-checkout, enhanced inventory management, stock cycle counts and combating theft and returns fraud, while manufacturers will be able to use them for process and quality control, productivity assessment, anti-diversion and inventory tracking.

In order to achieve our goals, we plan to develop and acquire new product technologies by:

 .    Significantly expanding research and development. During fiscal 2001, we made progress in this area by increasing our investment in research and development by 24% over the previous year, well on our way toward our goal of dedicating 5% of total revenues to this function;

 .    Continuing to partner with leaders in complementary technologies in order to expand the capabilities we can offer customers. For example, during the year we partnered with three of the largest scanner manufacturers to deliver secure self-checkout systems to the market place; and

 .    Making strategic and/or technology-based acquisitions. We recently acquired companies with cutting-edge video management, object tracking and Internet video transmission technology, and anticipate making further acquisitions to supplement our internal research and development.

We work closely with our customers to customize our products in response to their requirements. During the past year, we have adapted our deactivation systems to integrate into self-checkout stations, developed a dual-aisle Ultra.Post system for use in supermarkets and linked our deactivation devices to scanners to help combat internal theft. In addition to assuring a satisfied customer, these initiatives enable us to offer the marketplace the products it wants.

Delivering Superior, Value-Added Service. Reinforcing our commitment to delivering superior service to our customers, we formed Global Services as a new business unit in fiscal 2000 to ensure the delivery of quality products and services worldwide. In fiscal 2001, this area of the business showed a profit.

Source Tagging. An area of growth for our EAS product line is our Source Tagging business. Source tagging means applying anti-theft labels to products or packaging as part of the manufacturing or packing process. Source tagging permits retailers to receive products pre-tagged with electronic security devices, so they can speed merchandise to the selling floor and permit their personnel to focus on customer service. Source tagging also presents advantages for manufacturers by making their products more attractive to their retail customers and permitting the open display of their merchandise.

Our Ultra.Max technology is particularly well-suited to source tagging. In 2001, Ultra.Max source tagging programs were adopted or significantly expanded by a number of major retailers, including Lowes, J. Crew and Vitamin Shoppe, and it has been recommended by numerous trade associations around the world, including those representing the music, DVD, perfume and "do-it-yourself" industries. These programs are a significant source of recurring revenues.

Business Organization

The Company is organized into two principal geographical sales organizations, which are the Company's reportable segments: Americas (including North and Latin America) and EMEA (including, Europe, the Middle East, Asia Pacific and Africa). These geographical sales organizations are responsible for bringing to market the Company's products and services to customers within their respective regions. The Company is also organized into four Global Product Divisions:
Electronic Article Surveillance (EAS), Access Control, Video Systems and Global Services. All of the Company's products are supported by an extensive quality control program and supply chain management. Sensormatic formed its SensorID Group to explore the many possible applications of combining radio frequency identification technology with Ultra.Max to address the needs of the extended supply chain. The Company also formed a New Business group in fiscal 2001 that consolidated the various marketing functions throughout the organization under one umbrella.

Principal Products and Systems

Our products and systems are focused in three general categories:

     . EAS systems and devices. These consist of electronic detection units, which work in conjunction with specially designed reusable tags and/or disposable labels and label deactivation units. Benefit denial products, which render stolen merchandise damaged or unusable, can be used in conjunction with EAS systems or separately. These systems and devices are most commonly used by retailers to help prevent shoplifting, reduce inventory shrinkage and enhance or improve merchandising of products.

     . Video systems. These consist of computer controlled CCTV cameras integrated with sophisticated video switching digital video management, and remote transmission products. With the acquisitions that were made in fiscal 2001, we have also expanded our expertise in digital video processing and transmission equipment as well as video management and object tracking. All of these systems are used to monitor activities throughout an organization for operational safety and/or theft deterrence and detection purposes.

     . Access control and asset management systems. These are software-based products used to monitor, protect and track people and assets. These systems electronically regulate access to facilities to protect equipment and assets, as well as track products throughout the supply chain. The acquisition that was made in this area during fiscal 2001 also strengthened this product line and expanded its customer base.

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

Ultra.Max systems utilize a proprietary acousto-magnetic technology, which is the most advanced and rapidly growing anti-theft technology in the world. This technology is used in over 15 different electronic anti-theft systems sold by the Company under various brand names including Pro.Max(R), Floor.Max(R), Euro.Max(R), Sensor.Max, Mega.Max, MAX Checkout(TM), Ultra.Post(TM), Rapid Pad(TM), ScanThru(TM), and ScanMax(TM). The versatility of Ultra.Max enables it to protect assets, merchandise, people, property and information for all retail segments including department stores, supermarkets, do-it-yourself, drug and apparel specialty stores. The success of Ultra.Max is attributable to its unique combination of features, including unobstructed coverage of wide exits, a high "pick rate" or ability to detect labels or tags, virtually no false alarms, ease of deactivation, ability to be reactivated, and ability to work in close proximity to metal and liquids. This technology's sophisticated electronic capability and the unique signal from the label or tag virtually eliminate false alarms, a problem often encountered by retailers using other technologies.

For use in source tagging, the Company markets Ultra.Strip(TM) labels, which are used in conjunction with Ultra.Max systems and have the performance characteristics inherent in the acousto-magnetic technology. Ultra.Strip labels are the smallest EAS labels available with wide exit coverage performance and are offered in a standard and narrow width size. These labels have demonstrated superior pick rates, are compatible with a wide range of packaging materials and product substances, including foil and metal, are unaffected by moisture, can be activated and de-activated as required and are well suited for application in high-speed manufacturing processes.

SensorStrip(TM) Checkout systems utilize proprietary advanced magnetostrictive technology and standard low frequency electromagnetic technology. These systems were designed to protect high-theft items in supermarkets and hypermarkets. The magnetostrictive technology sold by the Company includes SensorStrip Checkout and SensorStrip Checkout Plus. The SensorStrip Checkout Plus, a relatively narrow exit system, is especially engineered to comply with the Americans with Disabilities Act as well as the European Disabilities Acts. The standard SensorStrip label is a thin micromagnetic wire encapsulated in transparent tape attached to merchandise which is passed around the system during the checkout process or, with certain versions, may be deactivated by a device which can be fitted in the conveyor belt at a checkout station. Like Ultra.Max, Sensormatic's electromagnetic technology supports source tagging programs.

Microwave systems are anti-shoplifting systems that utilize high radio frequency technology. Microwave systems protect wide exits and are widely used by department stores and soft goods (apparel merchandisers) specialty retailers. These systems are marketed under the names of MicroMax(R), SlimLine(R), and Sensormat(R) II and offer a variety of features and benefits, such as floor or ceiling mountings which allow for wide exit, flexible installations which can fit in multiple store configurations, and a variety of lightweight tags and labels. Existing microwave system installations represent a large potential for upgrades to Ultra.Max.

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

Video cameras can be used indoors and outdoors to monitor, investigate and record events. We offer many types of cameras, including fixed cameras, pan/tilt/zoom devices and the more sophisticated SpeedDome(R) Ultra and SpeedDome Optima programmable dome cameras. These digital cameras are available in high-resolution color or monochrome formats. The programmable domes have advanced surveillance features, which include the ability to deliver high resolution images of stationary or moving objects and focus on objects at a distance in low light conditions, as well as the ability to acquire, zoom and focus on targets in less than one second. The domes may be integrated with other Sensormatic products to create a more comprehensive overall security program.

Matrix switcher/controller systems are used to switch cameras to view an object in response to an alarm or at an operator's command. The Company markets a full line of matrix switcher/controller systems, ranging from systems which can support up to sixteen cameras, to more complex systems, which support more than 8,000 cameras. Matrix switcher/controller systems include high-end systems such as the MegaPower(TM) 1024 (8,192 video inputs/128 video outputs), AD168 (168 video inputs/24 video outputs) and MegaPower(TM) 48 (48 video inputs/16 video outputs) used in large, complex configurations, and the more retail-oriented family of products consisting of View Manager 16 ("VM16") and View Manager 96 ("VM96"), which when used with a Touch Tracker(R) controller, can control 16 and 96 cameras, respectively.

Video multiplexers provide for sophisticated video manipulation of up to 16 video inputs recorded to a single VCR. This technology captures high quality video from multiple cameras, providing for security surveillance of multiple areas within a facility to be viewed on a single video monitor.

Video transmission systems allow for the capability to remotely view stores, warehouses, and other facilities. These video transmission systems are PC based and can be operated over standard telephone lines or Integrated Services Digital Network ("ISDN") lines, allowing users to view video images and/or control and operate cameras, alarm inputs, and relay controls from remote locations.

Intelligent Digital Video Management systems search video recordings, and based on parameters set by the user, locate and playback preprogrammed alarm events, light level changes, or special types of motion normally associated with a security breach. Proprietary video tools provide image magnification and enhancement to further improve alarm event analysis and documentation. Intelligent digital video systems are marketed under the brand name Intellex(R). A new Intellex unit introduced in 1997 won the 1997 "Best in Show" award of the Security Industry Association ("SIA"), an association of manufacturers and distributors of security systems and services. Candidates for the "Best in Show" award are judged on innovation, the value of the problems solved and needs addressed, ease of product installation and implementation, the number of product strengths and benefits and the value of such benefits. During fiscal 2001, Sensormatic also introduced Network Client(TM), giving users the ability to remotely view live video via LAN, WAN or dial-up connections from any Intellex on the network. Our Integra(TM) digital video recorder, which uses DVD-RAM disk technology to provide outstanding image quality, won the 2000 SIA "Best New CCTV Product" award.

Access Control and Asset Management Systems

Access control and asset management systems are designed to provide business solutions from access control to facility management and event monitoring. Managing these components in one system is a requirement in today's information-driven world. The access control component monitors, controls and appropriately authorize passage (pedestrian, asset or vehicular) into and out of designated areas where each individual is issued a badge and inserts or swipes the badge at a door reader to gain access to buildings, rooms, and other enclosures. In more sophisticated applications, an individual might use a smart card which holds pertinent information about the individual such as biometrics, i.e. fingerprint templates, etc. Beyond access control, the security management system also supports environmental security of people, assets and information, automatic data collection, remote event monitoring, and report generation. Security management systems can be integrated with CCTV, alarm management, and building operations systems, thus providing for broad reaching security and protection. These versatile systems can also be integrated with ERP (enterprise resource planning) systems providing shared information across many applications.

The Company offers a full line of security management solutions to address a wide range of customers and their requirements. Systems include C.CURE(R) 800/8000, a Windows NT/2000 based scaleable system that monitors and controls entrances and exits with fully embedded photo imaging, e-mail and broadcast paging as well as RFID asset tracking and integrated CCTV; and CCURE Access 2000, a UNIX based advanced access control, alarm processing and photo badging system for high-end facilities event control. These systems range in capacities from two readers with 3,000 cardholders up to virtually unlimited readers and cardholders. The Company also offers a suite of intelligent modular controllers and readers. iSTAR(TM) XL is the first access control controller to use Windows(R)CE and a Motorola Power PC(TM) and can operate over a standard network allowing it to exchange information with other building management systems. "Smart" readers that make decision at the door instead of at the host/controller are sold under the trademark names of InfoProx(TM) and EtherProx(TM).

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

The Company's SensorID Group recently introduced the SensorSmart(TM) suite of products, the first fully-integrated RFID system designed for the retail market. SensorSmart is the first commercially available, self-contained RFID system, incorporating tags and readers with application software to provide a total RFID solution.

Consolidated reported revenues by principal products and systems for the years ended June 30, 2001, 2000 and 1999 are presented below. Effective July 1, 2000, the Company changed its method of accounting to implement the revenue recognition provisions of SAB101. This change in accounting method affects the comparability of financial data for fiscal year 2001 to the Company's reported results for previous years.

            Consolidated Revenues by Principal Products and Systems
                             Years Ended June 30,
                                ($ in millions)

                                                        2001(1)         2000         1999
                                                       --------      ---------     --------
            EAS...............................        $  605.1      $  607.6      $  553.7
            Video Systems.....................           267.6         296.0         294.6
            Access Control and Asset Management           49.7          49.3          45.5
                                                      --------      --------      --------
                    Subtotal..................           922.4         952.9         893.8
            Installation and Maintenance......           174.9         154.8         132.0
                                                      --------      --------      --------
                    Total.....................        $1,097.3      $1,107.7      $1,025.8
                                                      ========      ========      ========

__________________
(1) Fiscal 2001 revenues reflect the adoption of SAB 101, which did not require prior years' restatement, and EITF Issue No. 00-10. Prior years' amounts have been reclassified in accordance with EITF Issue No. 00-10, which requires shipping and handling costs billed to a customer to be classified as revenue. See Item 8, Footnote 1, Summary of Significant Accounting Policies, for additional details.

Markets and Marketing Strategy

Markets
We market our EAS products and systems principally to retailers. Many retailers have made the use of EAS systems a standard operating practice because these products and systems have proven to be a cost-effective method of reducing inventory shrinkage. Inventory shrinkage is often the second largest variable operating expense of retailers, after payroll costs, and normally ranges from 1% to 5% of sales. EAS products and systems help improve a retailer's profitability not only by reducing inventory shrinkage, but also by allowing the use of open merchandising, which increases product accessibility to customers.

EAS products and systems were first used by soft goods retailers to protect clothing. Due to technological advances, applications for hard goods merchandise (non-apparel merchandise) became economical and effective. Hard goods and food retailers, such as supermarkets, hypermarkets, home improvement centers, drug, mass merchandise, optical, music, hardware, book, video, and entertainment stores have increasingly become users of EAS products and systems. We believe that we hold a significant market share of this worldwide EAS market. Retailers also make extensive use of video systems to enhance security and the safety of their operations, and also utilize access control systems.

In addition to retail applications, our Ultra.Max technology and several of our other EAS technologies are used in non-retail applications to protect assets such as personal computers, facsimile and copy machines, telephones, artwork, limited access files and portable laboratory equipment and tools from loss by unauthorized removal.

Non-retail installations of our video, access control and/or asset management products and systems range from small to medium size businesses to large domestic and international operations and businesses. We sell our products into these industry segments primarily through an indirect global network of dealers and distributors. We engage in various direct advertising and marketing activities to stimulate demand for our products and partner with the dealers and distributors to fulfill the needs of end-user customers. We have been selected as the security provider of choice by many of the world's leading trade organizations, retailers, manufacturers and corporations, as well as by major event committees such as those responsible for the Expo 2000 World's Fair in Hanover, Germany. The Company is also the Official Electronic Security Sponsor and Supplier of the 2002 Olympic Winter Games in Salt Lake City, Utah, and Official Electronic Security Supplier of the U.S. Olympic Team throughout 2004.

We are continuing to add to our broad range of electronic security products and systems to offer our outstanding customer base of retailers around the world, as well as more than half of the global Fortune 500 companies - an unmatched selection of integrated security solutions to traditional security problems in a wide range of industries. At the same time, we are introducing advanced product applications and "product suites" for the extended security needs of modern businesses, with their complex, geographically distributed operations, facilities and supply chains, in order to meet our goal of Securing Today's Business.

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

Source tagging
We have formed relationships with manufacturers and packaging companies, as well as increasing numbers of our major retail customers around the world, to apply EAS labels during manufacturing or packaging processes. Virtually all retail segments, including discount, drug stores, hypermarkets, food, multi-media, home improvement and automotive parts stores, are now covered by these programs. Source tagging helps retailers increase product sales and profitability through open merchandising and product exposure, reduced shrinkage, and reduced costs by eliminating the need for store personnel to apply security tags and labels to merchandise. Currently, thousands of vendors worldwide have participated in source tagging with the Company's EAS technologies. Source tagging programs are expected to continue to grow in fiscal 2002. The increased utilization of source tagging is expected to result in increased label sales and/or royalty income as well as increased sales of systems and deactivators.

Licensing label production
The Company has entered into a license agreement with a leading label producing company to manufacture the Company's Ultra.Strip labels. This licensing is intended to provide customers with multiple sources of EAS labels and to increase the level of research and development resources directed to these technologies. These programs are intended to result in a broader distribution of Ultra.Strip labels and, therefore, facilitate the growth of Ultra.Max technology. Royalty fees to be paid to the Company based on sales generated by the licensees will provide recurring revenue to the Company.

Product choice
While our proprietary Ultra.Max technology is our most advanced EAS technology, offering an unmatched combination of wide exit coverage, high "pick rate" versatility and virtually no false alarms, we recognize some customers may prefer other technologies. Accordingly, we offer a broad range of EAS technologies in order to comply with the customer's specific needs.

Providing Extended Security Technologies under the Sensormatic Brand
Our ultimate objective is to build on our strong base of traditional electronic security products to offer a fully integrated suite of products and knowledge-based technologies--Extended Security Technologies. These products and technologies, which will be consolidated and marketed under the Sensormatic brand name, will be designed to meet the expanded security and operational needs of today's businesses.

Sales and Service Organization

At June 30, 2001, the Company employed approximately 2,200 sales and customer engineering personnel worldwide to market and service its products directly to retail and non-retail customers. In addition, the Company's products are marketed and serviced by a large network of sales and customer engineering personnel employed by dealers and distributors throughout the world. Sales and service personnel are directed from offices located throughout the U.S. and in numerous countries worldwide. The Company believes that a major factor in its success has been the high quality of its extensive and experienced sales and service organization.

The Company presently markets its products directly in approximately 30 countries throughout North America, Europe and certain Asia/Pacific and Latin American countries, and sells its products to dealers and distributors in approximately 70 other countries. The Company will continue to explore expansion into additional countries in the Middle East, Latin America, Asia, Africa and Eastern Europe using similar distribution arrangements.

The Company has identified specialized sales representatives in its sales force to market its systems to specific customer groups. For example, in addition to its sales and marketing personnel dedicated to Source Tagging sales, specialized sales representatives target government business, the supermarket industry, and key soft goods retailers in the U.S. Similar specialized sales representatives, concentrating on self-service stores and hypermarkets, have been identified in Europe. The Company intends to continue to specialize its sales force and believes such specialization will accelerate its success in marketing to targeted user groups and provide improved customer service. The Company has an indirect sales force dedicated to supporting its dealers and distributors who promote the Company's products.

The Company has organized its customer service engineering force into a separate Global Services Division, to provide the delivery and installation of quality products and services worldwide.

Backlog

As of June 30, 2001 and June 30, 2000, the Company had a backlog of orders of $132.9 million and $42.6 million, respectively. Backlog includes only firm orders, which are expected to be recognized as revenue within one year. Backlog at June 30, 2001 was significantly higher than at the prior year-end as a result of the implementation of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which delays revenue recognition until product installation is complete and customer acceptance provisions have been met where post-shipment obligations exist. Prior to the adoption of SAB 101, the Company recognized revenue for equipment sales when title transferred, generally upon shipment. The adoption of SAB 101 resulted in deferral of approximately $94.7 million of revenues into fiscal 2002. Backlog at any time is not necessarily indicative of the level of business to be expected in the ensuing period.

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

Patents and Related Rights

As of June 30, 2001, the Company owned or was the exclusive licensee of 312 active patents issued by the U.S. Patent and Trademark Office (as well as 648 corresponding foreign patents). These patents cover a variety of inventions and features, including the Company's acousto-magnetic (Ultra.Max), electromagnetic, microwave, swept-RF systems and video and access control systems and components. The Company had 747 patent applications pending in the U.S., and corresponding patent applications pending in various foreign countries, for various other inventions relating to its products. There can be no assurance that any patents will be issued to the Company on any of its pending applications. The Company is also a non-exclusive licensee under certain patents issued in the U.S. and various foreign countries relating to the manufacture, use and sale of certain labels for use with its electromagnetic systems.

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

Supply Chain Operations

The Company's major production facilities are located in Puerto Rico, Ireland, and the United States. The Company also has a manufacturing facility in Brazil. The Puerto Rico facility is the Company's largest and accounts for two-thirds of the Company's manufacturing personnel. The Boca Raton, Florida, facility specializes in EAS label production. The operation in Cork, Ireland, allows the Company to manufacture a wide range of products closer to its large European customer base. Fabrication of many access control products is sub-contracted to local manufacturing facilities near the access control division located in Massachusetts, while most hard tag production is sub-contracted to low cost, high quality suppliers in Dominican Republic and China.

The Company's strategy is to maintain critical manufacturing processes in-house and to form alliances with independent manufacturing partners to produce its products at the lowest possible cost. This in-house capability, combined with such alliances, provides control over costs and quality, while increasing responsiveness to the demands of the market, which results in a distinct competitive advantage. Independent suppliers provide various component products and materials used to manufacture the Company's products, and also manufacture certain component parts and label products to the Company's specifications. A core supplier base of approximately 220 major suppliers, representing 95% of purchasing dollars, has been established worldwide to maintain a generally reliable flow of quality materials at the lowest possible cost. Certain magnetic materials used in the manufacture of Ultra.Max labels and tags are currently purchased from one supplier. While there are potential alternatives to the supply of such material by that supplier, the loss or disruption of this source of supply could result in increased costs or product shortages or otherwise materially adversely affect the Company's business. The Company has been pursuing development of alternative materials for use in the Company's Ultra.Max labels and additional sources of supply.

The Company has improved, and expects to continue to improve, its production efficiencies and cost structures through new processes, increased automation and improved product designs. Such improvements, particularly to increase capacity and lower product costs of EAS products, have required additional capital investment for new production equipment.

The Company's consolidation program for its warehousing and distribution locations, which commenced during fiscal year 1998, was substantially completed during fiscal 2000. This program leverages the use of third party logistics service providers, enabling the Company to capitalize on "best in class" logistics services and resources. As a result, the number of warehouse locations was significantly reduced.

Competition

The electronic security industry continues to be highly competitive. There are many alternatives available to protect people and assets, in addition to the use of EAS, video, and access control systems. These alternatives include guards and private detective services, mirrors, burglar alarms and other magnetic and electronic devices, and services combining some or all of the above elements. A number of other companies market EAS equipment to retail stores directly or through distributors, including Sentry Technology Corporation in the U.S., Checkpoint Systems, Inc. (including Meto AE, acquired by Checkpoint in 1999) in the U.S., Europe, Latin America and Asia and Nedap B.V. in Europe, all of which are principal competitors of the Company. With respect to video system components, there are numerous companies, including Philips, Panasonic, Pelco and Vicon, which market directly or through distributors such equipment to both retail and non-retail customers. There are many competing companies in the sale of access control systems, as well, including Cardkey Inc., Westinghouse Electronic Corporation, Northern Computers Inc. and Casi-Rusco Inc.

Sensormatic competes in marketing its systems and products principally on the basis of:

 .   product performance
 .   multiple technologies
 .   integrated security solutions
 .   service
 .   price

Price competition has been intense in recent years and could adversely affect our business. In addition, either of the following could adversely affect our business.

 .    Other firms with greater financial and other resources could enter into direct competition, or expand the scope of their existing competition, with us.
 .    New technologies could be developed and introduced into the marketplace.

Sales Revenue

Sales and Sales-Type Leases
The Company's sales revenues are predominantly generated by direct sales and sales-type leases of new products and systems. Additionally, the Company generates revenues from new products and systems sold to dealers, distributors and systems integrators.

The Company sells its systems on a current, deferred or installment payment basis. Substantially all deferred payment obligations are payable within one year. Installment contract obligations are payable monthly over terms generally up to five years. Installment contract obligations are subject to stated or imputed interest at prevailing market rates and are generally secured by the purchased equipment. The Company's sales-type leases consist of non-cancelable leases of new equipment, generally with terms of 60 months or greater. It is the Company's policy to securitize sales-type leases. The Company believes that offering its customers flexible terms, including long-term financing, is an advantageous competitive marketing program. For each of the three fiscal years in the period ended June 30, 2001, no single customer accounted for 10% or more of the Company's consolidated revenues.

Rental and Installation, Maintenance and Other Revenues
The Company also leases systems under generally non-cancelable operating leases. Such leases are generally for terms of 36 to 54 months. Additionally, the Company generates revenues from the installation, service and maintenance of its systems.

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

Product Research, Development and Engineering

Over the past decade, research, development and engineering expenses have trended upward. The increase in these activities has resulted in the continued broadening of the systems and technology offered by the Company, resulting in the expansion of the applications and customer base for the Company's systems. New product development and replacement of less effective products in all product categories continues to be a high priority for the Company. During fiscal 2001, the Company introduced more than 35 new or enhanced EAS products, while eliminating a few of its older product portfolio. Additionally, during fiscal 2001, the Company introduced more than 30 new or enhanced video and access control products.

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

In fiscal 2001, 2000 and 1999, the Company incurred approximately $38.2 million, $30.8 million and $25.8 million, respectively, for research, development and engineering costs. During fiscal 2001, spending for research, development and engineering increased approximately 24% over the prior year.

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

In Europe, where we have a high level of business activity, we are participating actively in the development of evolving technical standards. In order for us to apply the CE Mark, which is required by the European Union ("EU"), our products must meet the standards established by various standard-setting organizations. New standards were introduced in 1996 to apply the CE Mark, and our products were certified to those standards.

In 1999, the EU Council of Health Ministers recommended new basic guidelines for exposure to EMF emissions. The guidelines state that standards for implementation must be developed by EU member states and/or bodies such as CENELEC (European Committee for Electrotechnical Standardization). These standards would relate to measurement methods, duration of exposure and other criteria, and would be subject to adoption, and possible modification, by individual countries. We are actively working with CENELEC to help develop such standards relating to EAS and related products. We expect that the products we market will comply with the standards that are developed to implement the basic guidelines, as and when such standards are adopted by the individual EU countries.

FDA Activities
The U.S. Food and Drug Administration ("FDA") examined the effects of various devices, including EAS systems, on implantable medical devices (such as pacemakers). The FDA issued a physician advisory letter and an industry guidance document recommending that patients with implantable medical devices avoid lingering near, or leaning on, EAS systems. FDA staff members indicated, in connection with the release of such letter and, subsequently, that the FDA does not view interactions with EAS systems as representing a significant public health hazard and made reference to the large number of people passing through such systems each day in relation to the small number of reported incidents.

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

Continuing Review
Governmental bodies, as well as standard-setting organizations such as CENELEC, ETSI (European Telecommunications Standards Institute) and others, are continually considering the establishment of new standards and reconsidering existing standards relating to products and health and safety issues. We cannot assure that adverse changes in applicable standards will not occur or that new and adverse standards will not be adopted. Similarly, we cannot assure that our products will meet all applicable regulations and standards in all countries where we wish to market our products.

Employees

As of June 30, 2001, the Company employed approximately 5,700 persons worldwide. The Company also uses temporary staff, particularly in manufacturing areas, to balance workload during peak periods.

The Company's ability to conduct its present and proposed activities would be impaired if the Company lost the services of a significant number of its engineers and technicians and could not readily replace them with comparable personnel. Although there is demand for qualified technical personnel, the Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel to meet its needs. None of the Company's domestic employees is covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Item 2.   PROPERTIES

The Company currently occupies approximately 1,979,800 square feet of office and manufacturing space worldwide. Approximately 44% of the space utilized by the Company is owned while 56% is leased. The Company maintains the following facilities:

                                                                                Approximate           Owned vs.
        Facility                            Primary Activity                   Square Footage            Leased
        ---------------------------------------------------------------------------------------------------------
        Argentina                     Sales/Warehouse                                 13,600             Leased
        Atlanta, Georgia              Distribution                                   200,000             Leased
        Australia                     Sales                                           21,900             Leased
        Austria                       Sales                                            1,900             Leased
        Belgium                       Sales                                           26,700             Leased
        Belgium                       Warehouse                                       60,000             Owned
        Boca Raton, Florida           Headquarters/Manufacturing                     374,000             Owned
        Boynton Beach, Florida        Service Center/Manufacturing                    80,100             Leased
        Brazil                        Sales/Warehouse                                 97,400             Leased
        Canada                        Sales/Warehouse                                 29,400             Leased
        China                         Manufacturing                                   75,000             Leased
        Colombia                      Sales/Warehouse                                  9,300             Leased
        Denmark                       Sales                                              800             Leased
        France                        Sales                                           12,800             Leased
        France                        Sales                                            7,900             Owned
        Germany                       Sales/Warehouse                                 15,700             Leased
        Hong Kong                     Sales/Warehouse                                  9,200             Leased
        Hungary                       Sales                                            1,800             Leased
        Ireland                       Administration/Manufacturing                    83,000             Leased
        Ireland                       Sales/Engineering                                2,500             Owned
        Italy                         Sales                                            3,900             Leased
        Mexico                        Sales                                           17,800             Leased
        Netherlands                   Sales                                           17,100             Leased
        New Zealand                   Sales                                            3,600             Owned
        Norway                        Sales                                            7,500             Leased
        Poland                        Sales/Warehouse                                 15,400             Leased
        Poland                        Sales                                            7,800             Owned
        Portugal                      Sales                                            5,400             Owned
        Puerto Rico                   Manufacturing                                  325,000             Owned
        Puerto Rico                   Sales                                            6,600             Leased
        Russia                        Sales/Warehouse                                  1,100             Leased
        Spain                         Sales/Warehouse                                 18,500             Leased
        Spain                         Administration                                  23,200             Owned
        Sweden                        Sales                                           16,200             Leased
        Switzerland                   Sales                                           10,300             Leased
        England, U.K.                 Sales/Warehouse                                 80,200             Leased
        England, U.K.                 Sales/Warehouse                                 38,000             Owned
        United States (various)       Sales/Service                                  197,600             Leased
        United States (various)       Sales/Service                                   27,200             Owned

The Company considers its key properties identified above as suitable to its business and, in general, adequate for its current and near-term needs.

Item 3.   LEGAL PROCEEDINGS

By complaint dated May 14, 1999, the Company commenced an action against First National Bank of Pennsylvania, Winner & Bagnara, P.C. ("W&B"), and James E. Winner, Jr. ("Winner"), in the United States District Court for the Western District of Pennsylvania, entitled Sensormatic Electronics Corporation v. First National Bank of Pennsylvania et al, Case No. 99/756. The Company seeks, among other things, a declaratory judgment that the Company is entitled to purchase certain franchise rights from the defendants pursuant to the provisions of a Franchise Lease Agreement, and seeks specific performance of certain contractual obligations. Winner and W&B have interposed an amended joint answer with counterclaims against the Company, seeking, among other things, a declaration that the Company failed to properly exercise its right to purchase those franchise rights and that the

Company's rights to operate its Pennsylvania and Delaware franchise ceased on December 1, 1998, as well as damages and injunctive relief. Related litigation between these same parties was filed by the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. This Florida litigation has been stayed, pending determination of the Pennsylvania proceedings. On December 15, 1999, the company moved to dismiss certain of Winner and W & B's counterclaims in the Pennsylvania action. The Company's motion was denied, without prejudice to the Company's right to revise it by simple notice once jurisdiction is established, by order dated September 29, 2000. The Company has since moved for summary judgment in the Pennsylvania proceedings, as has one of the defendants, First National Bank of Pennsylvania. The Company believes that it has meritorious defenses to the attempt by Winner and/or W&B to reclaim the Pennsylvania and Delaware franchise. Winner has also, by letter, asserted claims to certain unpaid amounts allegedly due him under an agreement with the Company related to the franchise.

On April 20, 2001, Marvin Markowitz, purporting to act on behalf of a class consisting of all purchasers of the Company's common stock from January 12, 2001, through April 9, 2001, commenced a lawsuit against the Company in the United Stated District Court for the Southern District of Florida entitled Markowitz v. Sensormatic Electronics Corp., et al., No. 01-8346. Also named as
-------------------------------------------------
defendants in the action are : Per-Olof Loof (Chief Executive Officer), Gregory
C. Thompson (Chief Financial Officer), Jerry T. Kendall (the former Executive Vice President, Americas), Stephen Cannellos (Senior Vice President, Access Control Division), Kenneth W. Chmiel (Senior Vice President of Supply Chain Operations and EAS Product Division), William J. Bufe (Corporate Vice President and Controller), Walter A. Engdahl (Corporate Vice President, General Counsel and Secretary), Ronald G. Assaf (Chairman of the Board of Directors of the Company), Thomas V. Buffet (a director of the Company), and Timothy Hartman (a director of the Company).

On June 4, 2001, Bruce and Verva Enoch, purporting to act on behalf of a class consisting of all purchasers of the Company's common stock from January 12, 2001, through April 9, 2001, commenced an essentially identical lawsuit against the same defendants as were sued in the Markowitz litigation, in the United
                                        ---------
States District Court for the Southern District of Florida, entitled Enoch, et
                                                                     ---------
ano. v. Sensormatic Electronics Corp., et al., No. 01-8511 (the "Enoch"
--------------------------------------------                     -----
litigation).

By Order dated July 26, 2001, the Markowitz and Enoch actions were consolidated
                                  ---------     -----
into a single action, In re Sensormatic Electronics Corp. Securities Litigation,
                      ---------------------------------------------------------
Case No. 01-8346-CIV-RYSKAMP. The following plaintiffs and class members were appointed lead plaintiffs: Leo Bugg, Jr., Frank A. Follmer and Karl Rugart.

The complaints in the Markowitz and Enoch actions allege violations of Sections
                      ---------     -----
10(b) and 20(a) of the Securities Exchange Act of 1934, and were filed following the Company's April 10, 2001 announcement that corporate earnings for the third quarter of fiscal year 2001 would be below expectations. The complaints allege, among other things, that the Company made false and misleading statements by disclosing future prospects and contracts without disclosing adverse information concerning the Company's financial results and business conditions. The complaints also allege that the individual defendants, other than Messrs. Loof and Thompson, sold shares during the class period. The complaints seek an unspecified amount of compensatory damages, together with attorneys' and experts' fees, costs and expenses.

The Company believes that its public disclosures were at all times appropriate to the circumstances when made and intends to vigorously defend against the consolidated action.

By complaint dated May 7, 2001, the Company was sued by Checkpoint Systems, Inc. ("Checkpoint"), in the United States District Court for the Eastern District of Pennsylvania, in an action for patent infringement entitled Checkpoint Systems,
                                                            ------------------
Inc. v. All-Tag Security S.A. et al., Civil Action No. 01CV2223. The complaint
-----------------------------------
seeks an unspecified amount of damages (including treble damages), a permanent injunction, and attorneys' fees and costs, for the Company's alleged infringement of a patent owned by Checkpoint. Also sued in the action are All-Tag Security S.A. and All-Tag Security Americas, Inc. (collectively "All Tag"). The complaint alleges that anti-theft system labels manufactured by All Tag which the Company purchased for re-sale infringe a patent owned by Checkpoint. By Answer and Counterclaim dated July 18, 2001, the Company has denied Checkpoint's claims, asserted affirmative defenses, requested a declaration that the patent at issue is invalid or that the Company has not infringed it, and seeks an injunction against Checkpoint and attorneys' fees and costs. On August 10, 2001, Checkpoint served its reply to the company's counterclaim, denying the Company's claims. The Company believes that it has meritorious defenses to Checkpoint's claims and intends to vigorously defend against this action.

The Company is a party to various legal proceedings, which have arisen in the ordinary course of business. While the results of these matters cannot be predicted with certainty, the Company believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SRM. The following table sets forth for the periods indicated, the range of the high and low sales prices per common share:

                                        High             Low
                                       ------           ------

           Fiscal 2001
           -----------
             First Quarter             $19.00           $12.50
             Second Quarter             21.94            14.06
             Third Quarter              22.58            15.75
             Fourth Quarter             20.00            12.00

           Fiscal 2000
           -----------
             First Quarter             $14.50           $11.13
             Second Quarter             17.94            10.50
             Third Quarter              22.88            15.00
             Fourth Quarter             23.19            14.68

As of September 17, 2001, there were 3,029 shareholders of record of the Company's Common Stock.

The Company did not pay any dividends on the Common Stock during fiscal 2001 or fiscal 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. Under these covenants, the Company was unable to pay cash dividends on the Common Stock in recent years. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and intends to use available funds for acquisitions, repayment of debt, additional capital expenditures and payment of preferred stock dividends.

Item 6.   SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY

The following selected financial data have been derived from our audited consolidated financial statements. The historical financial data should be read in conjunction with our consolidated financial statements and notes thereto. Effective July 1, 2000, we changed our method of accounting to implement the revenue recognition provisions of SAB 101. This change in accounting method affects the comparability of our financial data for fiscal year 2001 to our reported results for previous years. See Note 1 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of this change. Unaudited pro forma information is provided below to show the effect this accounting method change would have had in previous years.

                            SELECTED FINANCIAL DATA
                    (In millions, except per share amounts)

For the year ended June 30,                                         2001 (1)     2000      1999      1998       1997
---------------------------                                         --------   --------  --------  --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues (2) ...................................................    $1,097.3   $1,107.7  $1,025.8  $1,000.1   $1,031.7
Operating income ...............................................       104.7      136.1      81.5      40.1        2.1
Income (loss) before cumulative effect of change in
  accounting principle .........................................        50.1       72.2      38.1     (32.7)     (21.4)
Cumulative effect of change in accounting principle ............       (27.2)        --        --        --         --
Net income (loss) (3) ..........................................        22.9       72.2      38.1     (32.7)     (21.4)
Earnings (loss) applicable to common
  stockholders .................................................        11.7       60.3      26.6     (35.2)     (21.4)
Net income (loss) per share before cumulative effect of
  change in accounting principle:
  Basic ........................................................        0.50       0.79      0.35     (0.47)     (0.29)
  Diluted ......................................................        0.49       0.78      0.35     (0.47)     (0.29)
Net income (loss) per share:
  Basic ........................................................        0.15       0.79      0.35     (0.47)     (0.29)
  Diluted ......................................................        0.15       0.78      0.35     (0.47)     (0.29)
Shares used in computing net income (loss) per share:
   Basic .......................................................        78.3       76.5      75.0      74.2       74.0
   Diluted .....................................................        79.0       77.3      75.3      74.5       74.2
Cash dividends per common share ................................          --         --        --        --       0.22

   The following are pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively to years prior to fiscal 2001.

For the year ended June 30, (unaudited)                           2001         2000         1999         1998      1997
---------------------------------------                           ----         ----         ----         ----      ----
Net income (loss)....................................             N/A         $63.3         $36.2       $(30.9)   $(22.6)
Earnings (loss) applicable to common stockholders....             N/A          51.4          24.7        (33.4)    (22.6)
Net income (loss) per share:
  Basic .............................................             N/A          0.67          0.33        (0.45)    (0.31)
  Diluted ...........................................             N/A          0.66          0.33        (0.45)    (0.31)

As of June 30,                                                    2001        2000        1999         1998        1997
--------------                                                    ----        ----        ----         ----        ----
CONSOLIDATED BALANCE SHEET DATA:
Total assets.........................................          $ 1,707.3   $ 1,762.9   $ 1,775.6    $ 1,799.5   $ 1,646.6
Total debt...........................................              385.3       427.5       508.1        548.7       523.3
Total stockholders' equity (4).......................              954.9       945.8       889.7        902.0       772.9

_____________
(1) In fiscal 2001, the Company adopted the provisions of SAB 101 and changed its accounting method for revenue recognition. Prior years' restatement was not required.
(2) In fiscal 2001, the Company adopted EITF Issue No. 00-10 "Accounting for Shipping and Handling Costs" and reclassified all periods presented to reflect shipping and handling costs billed to a customer as revenue rather than netted in operating expenses, as previously reported.
(3) Net income (loss) includes the following pre-tax items (in millions):

                                                                           2000          1999       1998        1997
                                                                           ----          ----       ----        ----
              Restructuring (reversals) charges and inventory
                write-downs relating to restructuring activities...      $     (8.3)    $   --   $     21.9  $     26.8
              Litigation (recoveries) settlements, net.............            (0.5)      (6.2)        45.7          --
                                                                         ----------     ------   ----------  ----------
                                                                         $     (8.8)    $ (6.2)  $     67.6  $     26.8
                                                                         ==========     ======   ==========  ==========

(4) In fiscal 1998, the Company issued 6 1/2% Convertible Preferred Stock for net proceeds of $166.7 million.

                               QUARTERLY SUMMARY

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company changed its accounting method for revenue recognition in the fourth quarter of the year ended June 30, 2001, effective July 1, 2000. Accordingly, the following unaudited quarterly consolidated financial data for the first three quarters of the year ended June 30, 2001 have been restated to reflect the impact of the change in accounting method as if adopted on July 1, 2000. The data for the four quarterly periods for fiscal year 2000 are presented under the historical shipment method of recognizing revenue, and the data for the four quarterly periods for fiscal year 2001 are under SAB 101. In the fourth quarter of the year ended June 30, 2001, the Company also adopted Emerging Issues Task Force Issue No. 00-10 "Accounting for shipping and handling costs" which requires retroactive restatement for all periods presented. EITF 00-10 requires shipping and handling costs billed to a customer to be classified as revenue. As a result of EITF 00-10, the Company has adopted a policy to include shipping and handling costs in its Cost of Sales, rather than in Operating Expenses, as previously reported.

You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. The Company's 2001 and 2000 unaudited consolidated quarterly financial information, as previously reported and as restated, is as follows:
                         Quarterly Summary (Unaudited)
                    (In millions, except per share amounts)

                                    Previously              Previously             Previously                Previously
                                    Reported   As Restated   Reported  As Restated  Reported    As Restated   Reported   As Restated
Quarter ended                       Sept. 30,    Sept. 30,    Dec. 31,   Dec. 31,    March  31,   March 31,   June 30,     June 30,
--------------------------------    ------------ ----------  --------- ----------- ------------- ----------- ----------- -----------


Fiscal 2001
-----------
Revenues........................       $263.5       $269.2      $281.6       $291.7      $256.9       $247.8    $301.1       $288.6
Operating income................         25.3         24.6        35.5         39.8        21.2         16.0      42.9         24.3
Income before cumulative
 effect of change in
 accounting principle...........         12.0         11.6        19.2         22.1         8.5          5.3      16.5         11.1


Cumulative effect of change
 in accounting principle........           --        (27.2)         --           --          --           --        --           --

 Net income.....................         12.0        (15.6)       19.2         22.1         8.5          5.3      16.5         11.1
Earnings applicable to common
 stockholders...................          9.2        (18.4)       16.4         19.3         5.7          2.5      13.7          8.3

Basic and diluted earnings per
 share:
Income before cumulative effect
 of change in accounting
 principle (1)..................         0.12         0.11        0.21         0.25        0.07         0.03      0.17         0.10


Cumulative effect of change in
 accounting principle...........           --        (0.35)         --           --          --           --        --           --

Net Income (1)..................         0.12        (0.24)       0.21         0.25        0.07         0.03      0.17         0.10

Fiscal 2000
-----------
Revenues........................       $254.6       $256.2      $270.4       $272.3      $261.1       $262.8    $313.9       $316.4
Operating income................         19.1         19.1        32.4         32.4        34.4(2)      34.4(2)   50.2         50.2
Net income......................          7.4          7.4        15.7         15.7        19.6         19.6      29.4         29.4
Earnings applicable to common
 stockholders...................          4.3          4.3        12.7         12.7        16.7         16.7      26.5         26.5

Basic and diluted earnings
 per common share...............
                                         0.06         0.06        0.17         0.17        0.22         0.22      0.34         0.34

____________
(1) Quarterly reported EPS amounts do not add to FY01 due to the weighting of the equivalent shares outstanding in each of the respective periods.
(2)  Includes a pre-tax restructuring reversal of $8.3 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENT
On August 3, 2001, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement") with Tyco Acquisition Corp. XXIV (NV) ("Acquiror"), a Nevada corporation and wholly-owned subsidiary of Tyco International Ltd., a Bermuda company ("Tyco"), including Guarantee of Tyco. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Acquiror has commenced an exchange offer (the "Exchange Offer") to exchange each outstanding share of Common Stock of the Company for a fraction of a common share of Tyco, par value $0.20 per share (a "Tyco Share"), which has been fixed at 0.5189 on September 25, 2001. On August 23, 2001, Tyco filed with the Securities and Exchange Commission its registration statement on Form S-4 in connection with the Exchange Offer, and such registration statement has been declared effective. The transaction is expected to be tax-free to the Company's stockholders. The Exchange Offer is subject to, among other things, the tender of at least a majority of the Common Stock, determined on a fully diluted basis, and the receipt of material non-U.S. regulatory approvals. Following the completion of the Exchange Offer, the Company would merge with and into Acquiror (the "Merger") and each outstanding share of Common Stock not exchanged pursuant to the Exchange Offer would be converted into the right to receive 0.5189 of a Tyco Share, i.e., the same fraction of a Tyco Share to be received per share of Common Stock in the Exchange Offer. Immediately following the consummation of the Merger, Acquiror would be the surviving corporation and a wholly-owned subsidiary of Tyco.

The Company's 6 1/2% Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), will be called for redemption immediately following the initial acceptance of Common Stock by Acquiror in the Exchange Offer. The Company has sent to holders of the Depositary Shares, each of which represents a one-tenth interest in a share of Preferred Stock, a Notice of Conversion and Letter of Transmittal allowing them to convert their Preferred Stock into Common Stock as of immediately prior to the initial acceptance of Common Stock in the Exchange Offer or during any subsequent offering period, and to tender such Common Stock issuable upon conversion in the Exchange Offer in a single step. The holders of such Depositary Shares may also elect to convert their shares into Common Stock any day prior to the date fixed by the Company for redemption of the Preferred Stock.

RESULTS OF OPERATIONS

Overview

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. Under such provisions, the Company recognizes revenue after installation is complete and customer acceptance provisions, if any, have been met where post-shipment obligations exist. Prior to the adoption of SAB 101, the Company recognized revenue for equipment sales when title transferred, generally upon shipment.

Implementation of SAB 101 resulted in a cumulative effect adjustment of $27.2 million (net of income tax benefit of $16.1 million) reported as a charge in the first quarter ended September 30, 2000. The cumulative effect of such change in accounting principle included revenues, cost of sales and certain expenses that were subsequently recognized during fiscal 2001 when the conditions for revenue recognition were met. The effect of the change on the year ended June 30, 2001 was to decrease income before the cumulative effect of the accounting change by $6.2 million ($0.08 per diluted share).

In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company historically netted shipping charges billed to customers with shipping and handling costs, which were included in operating expenses in the Consolidated Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company adopted the consensus on EITF Issue No. 00-10 in the fourth quarter of fiscal 2001 concurrent with SAB
101. As a result of EITF 00-10, the Company has adopted a policy to include shipping and handling costs in its Cost of Sales, rather than in Operating Expenses, as previously reported; accordingly, the Company restated all prior periods presented to reflect shipping and handling amounts billed to customers as Revenues and the corresponding expenses were reclassified from Operating Expenses to Cost of Sales.

The implementation of SAB 101, which did not require prior period restatements, affects the comparability of our financial data for fiscal year 2001 versus our reported results for previous years.

Consolidated revenues decreased 0.9% to $1,097.3 million in fiscal 2001 versus $1,107.7 million in fiscal 2000, as compared to an increase of 8.0% in fiscal 2000 versus fiscal 1999. The decrease in fiscal 2001 is primarily attributable to the SAB 101 implementation which resulted in net revenue of $13.4 million being deferred into fiscal 2002 due to the new revenue recognition criteria.

The Company believes that the difficult economic environment, and its impact upon retailers purchasing decisions in particular, coupled with unfavorable foreign currency fluctuations were major factors contributing to its reduced revenue and earnings in the current year.

Results of operations reflected operating income of $104.7 million in fiscal 2001 versus $136.1 million in fiscal 2000 and $81.5 million in fiscal 1999. The Company reported net income of $22.9 million, or $0.15 per diluted share, in fiscal 2001, net income of $72.2 million, or $0.78 per share, in fiscal 2000, and net income of $38.1 million, or $0.35 per share, in fiscal 1999. The Company's results for fiscal 2001 include a SAB 101 cumulative effect charge of $27.2 million (net of income tax benefit of $16.1 million). The Company's results for fiscal 2000 include the effect of pre-tax restructuring reversals of $8.3 million.

In fiscal 2000 and 1999, the Company had litigation recoveries of $0.5 million and $6.2 million, respectively. See "Restructuring Charges and Litigation Settlement Charges " below and Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

In April 2001, the Company announced its plans to reduce its workforce by 450 employees in North and Latin America, in order to cut costs and generate organizational efficiencies. The Company's plans included streamlining its structure by reducing management and administrative support with minimal impact in the sales, direct customer service and engineering areas. Also, the Company recently reorganized its Service business unit to place more revenue-producing personnel in the field while reducing the managerial and support staff head count. Further, the Company consolidated video engineering in San Diego, creating the Video Routing Center, which is expected to improve development efforts as well as reduce operating costs and headcount.

Results of Operations-- Fiscal 2001 compared to Fiscal 2000
Revenues
Revenues for fiscal 2001 decreased 0.9% to $1,097.3 million from $1,107.7 million in fiscal 2000. Fiscal 2001 results reflect growth in the Company's Service division, with declines in both the EAS and Video divisions. By geographic region, EMEA's revenue totaled $401.8 million, a 4.9% decline in fiscal 2001 versus $422.6 million in fiscal 2000. Revenues in the Company's Americas business unit increased 1.5% to $695.5 million for fiscal 2001 compared to $685.1 million for fiscal 2000. EMEA's results were impacted by the continued weakness in the Euro and British Pound as well as by an unfavorable year-to-year comparison from Asia-Pacific, where the previous fiscal year's results included the impact of a major roll-out in Australia.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines decreased to $605.1 million in fiscal 2001 from $607.6 million in fiscal 2000, despite new business "wins", including Kroger, Coles Myer, David Jones and Mercator in the fourth quarter of fiscal 2001. The Company saw growing evidence this year that source tagging continues to gain acceptance among manufacturers and retailers and is becoming established in Europe, as well as in portions of Asia-Pacific and South America. However, label revenue lagged label volume as the Company introduced targeted price promotions designed to stimulate sales. The Company continues to focus on the growth of its EAS label products, which represent a significant source of recurring revenue. The Company believes that generally the shortfall in the EAS revenue did not result from losing business to competitors.

Revenues for the Video Systems product line declined 9.6%, from $296.0 million in fiscal 2000 to $267.6 million in fiscal 2001. Although the Company continued to see growth in digital video sales, this was not sufficient to offset the reduced sales in analog video products. The Company is investing increasing amounts in new product development, specifically in digital video products, to enhance the video product line with a view to addressing the needs of a broad range of potential customer segments. The Company has also created a new business unit that brings the Video Systems and Access Control divisions closer together to deliver more integrated products to customers. In fiscal 2001, the Company brought to market two new dome cameras and introduced a higher storage capacity version of Intellex, its premiere digital video surveillance technology, and a new matrix switcher for small to mid sized surveillance applications. The success of the Company's Video Systems product line will depend on continued technical leadership and ability to market a competitive line of attractively priced analog products, at the same time as the Company continues to introduce new digital video products -- one reason for the recent acquisitions of VideoCon, a Munich-based developer of digital video processing and transmission equipment, Saker Trax, a San-Diego-based software developer that specializes in video management and object tracking technology, and BEC Technologies, an Orlando-based hardware and software developer of fiber optic networks.

The Company's Access Control Division ("ACD") revenues increased from $49.3 million in fiscal 2000 to $49.7 million in fiscal 2001. During fiscal 2001, the Company introduced versions of the C.CURE 800 product in various foreign languages to accommodate global customers. The Company also introduced a scaled-down version of the C.CURE 800 so that small businesses and retail establishments can enjoy the benefits of this robust technology. In addition, the Company introduced an innovative, web-based product, C.CURE Central, which offers building managers remote access to building security information. In the third quarter of fiscal 2001, the Company acquired Controlled Electronic Management Systems, a Northern Ireland-based developer of access control systems and peripherals, with systems protecting some of the world's leading airports and other facilities.

Service Division revenues, included in installation, maintenance, and other, increased 13.0% to $174.9 million in fiscal 2001 as compared with $154.8 million in fiscal 2000. During fiscal 2000, the Company formed a Global Services business unit to better manage the delivery and installation of quality products and services to customers around the world. During fiscal 2001, several major service contracts were signed with well-known retailers. Additionally, the Company has updated the technology tools that its service staff is using to achieve further efficiencies in executing repair and installation calls.

Gross Margins and Operating Income
Gross margin under the adoption of SAB 101 was $456.9 million for the year ended June 30, 2001, representing 41.6% of revenues, down from $474.3 million, or 42.8% of revenues, for the year ended June 30, 2000 under the historical shipment method of recognizing revenue. The decline in gross margin for fiscal 2001 is due in part to $5.5 million of expenses the Company incurred related to the workforce reductions implemented in the fourth quarter of fiscal 2001, as well as product price reductions in the Company's video division's analog products, intended to stimulate sales. In addition, service revenue accounted for a higher percentage of total revenue in fiscal 2001, which also adversely impacted gross margin because service revenue carries a lower profit margin than equipment revenue due to the more labor-intensive nature of the service business. The Company continues to focus on reducing manufacturing costs and improving overall processes to improve gross margin levels.

Operating income for fiscal 2001 was $104.7 million, or 9.5% of revenues, versus $127.8 million, or 11.5% of revenues in fiscal 2000, excluding the reversal of $8.3 million in restructuring reserves. The decrease in operating income is the result of lower revenues and margins, higher research and development spending, and costs incurred related to the workforce reductions.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $275.3 million, or 25.1% of revenues, in fiscal 2001 compared to $267.9 million, or 24.2% of revenues, in fiscal 2000. The Company incurred additional expenses in fiscal 2001 as it invested in new marketing programs. The Company also incurred $5.0 million in SG&A expenses related to the workforce reductions implemented in the fourth quarter of fiscal 2001. The Company continues to monitor operating expenses and to eliminate excess resources wherever it seems prudent.

Provision for Doubtful Accounts
Provision for doubtful accounts, as a percentage of total revenues, was 1.4% for fiscal 2001 compared with 2.2% for fiscal 2000 primarily as a result of improved collection efforts.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased 24.0% from $30.8 million, or 2.8% of revenue in fiscal 2000, to $38.2 million, or 3.5% of revenue in fiscal 2001. The Company continued to invest in high-potential technologies including radio frequency identification (RFID or smartEAS) and digital video. The Company believes that the timely introduction of new products and development of new technology platforms are important components of its competitive strategy.

Other (Expenses) Income
Non-operating expenses increased from $28.2 million in fiscal 2000 to $29.3 million in fiscal 2001. Lower debt levels drove a $3.7 million decline in interest expense. The increase in other, net expense from $5.0 million in fiscal 2000 to $9.3 million in fiscal 2001 is primarily due to increases in foreign exchange losses from remeasurement of foreign currency denominated receivables. In addition, fiscal 2000 expense was partially offset by $2.6 million in property insurance recoveries.

Income Taxes
The Company's worldwide effective tax rate provision for fiscal 2001 was 33.6% as compared to 33.1% in fiscal 2000. For additional information regarding income taxes, refer to Note 8 of the Company's Notes to Consolidated Financial Statements.

During the Company's fiscal year, Germany enacted tax legislation reducing its federal tax rate to 25%. The rate change took effect in the Company's fiscal year ended June 2001 and did not have a significant effect on the deferred tax asset, or on the provision for the year then ended.

In August 1996, Congress repealed the favorable tax status in Puerto Rico, which is being phased out over a ten year period for years beginning in 1996. The Company does not anticipate any material adverse effect on net income as a result of this repeal through fiscal 2002; for years thereafter, the Company is evaluating the impact of this repeal, which is linked to the Company's further growth and investment in its Puerto Rico manufacturing facility.

The Company is currently undergoing a U.S. Internal Revenue Service audit for its tax years ending June 30, 1998, 1997, 1996 and 1995. As of the balance sheet date, no final determinations have been made relating to any issues raised during the examination. The Company does not expect any material adjustments and believes that it has adequately accrued for any potential liabilities.

Results of Operations-- Fiscal 2000 compared to Fiscal 1999

Revenues

Revenues for fiscal 2000 increased 8.0% to $1,107.7 million from $1,025.8 million in fiscal 1999. After adjusting for currency fluctuations, revenues for fiscal 2000 increased 11.5%, as compared with fiscal 1999. Fiscal 2000 results reflected strong growth in the Company's Americas business unit, which improved 10.6% with $685.1 million in revenues, driven by strong sales of Ultra.Max equipment and source tagging labels. Revenues in the Company's EMEA business unit totaled $422.6 million, a 4.5% improvement in fiscal 2000 compared to fiscal 1999 marking the first year of increasing EMEA revenues since 1995 and return to profitability for Europe.

Consolidated revenues for the Electronic Article Surveillance ("EAS") product lines increased 9.7% to $607.6 million in fiscal 2000 from $553.7 million in fiscal 1999. EAS revenue growth was driven by a 20.9% increase in Ultra.Max revenues in fiscal 2000 as compared to fiscal 1999, partially offset by declines in other EAS system revenues, principally microwave systems, which decreased 30.7%. EAS label unit volume for source tagging increased by approximately 65.0% in fiscal 2000 as compared to fiscal 1999, with sales of 1.65 billion labels, or $58.5 million in fiscal 2000 compared to $36.6 million in fiscal 1999. In fiscal 2000, a number of major retailers began source tagging with Ultra.Max. In addition, many of the Company's existing clients, including Wal-Mart, CVS, Kmart and The Home Depot, significantly expanded their source tagging programs. As a result, the Company gained a strong foothold in the global food and drug store markets, while increasing its established presence in the music and "Do It Yourself" ("DIY") industries.

While the overall Video Systems product line revenues were flat in fiscal 2000 versus fiscal 1999, sales of digital video systems increased 88.0%, offset by decreases in multiplexer revenue driven by price competition.

The Company's Access Control Division ("ACD") revenues increased 8.4% in fiscal 2000 versus 1999, continuing the Company's leadership in the high-end access control market.

Installation and Maintenance revenues increased 17.3% in fiscal 2000 as compared with fiscal 1999. This increase was driven largely by installations at major U.S. retailers in the Company's Americas business unit. During fiscal 2000, the Company formed a Global Services business unit to ensure the delivery and installation of quality products and services to customers around the world. The appointment of strong leadership in this business unit helped achieve a $14 million improvement in operating income for this unit.

Gross Margins and Operating Income
Gross margins were 42.8% for fiscal 2000 compared with 40.4% for fiscal 1999. The improvement in gross margin percentages was across all sales regions and product divisions reflecting the achievement of the Company's goals of product cost reductions and efficiency improvements in manufacturing operations.

Excluding restructuring reversals, operating income for fiscal 2000 was $127.8 million, or 11.5% of revenues, versus $81.5 million, or 7.9% of revenues in fiscal 1999. The Company's focus on reducing operating costs combined with an increase in gross margins produced a significant turnaround, particularly in the Company's European operations, generating close to a $17 million improvement in operating income for fiscal 2000 and the return to profitability for Europe.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $267.9 million, or 24.2% of revenues, in fiscal 2000 compared to $262.8 million, or 25.6% of revenues, in fiscal 1999. The increase in SG&A expenses in fiscal 2000 was the result of higher selling costs on increased sales volume partially offset by savings achieved from the execution of the restructuring plans from prior years. Expressed as a percentage of revenues, SG&A expenses decreased in fiscal 2000 largely as a result of the Company's focused efforts to reduce costs through implementation of shared services departments and of the Company's Enterprise Resource Planning ("ERP") computer information system.

Provision for Doubtful Accounts
Provision for doubtful accounts, as a percentage of total revenues, was 2.2% in both fiscal 2000 and 1999.

Research, Development and Engineering Expenses
The Company continued its commitment to new products and technology by investing $30.8 million, or 2.8% of revenues, in research and development activities during fiscal 2000 compared to $25.8 million, or 2.5% of revenues, in fiscal 1999.

Other (Expenses) Income
Non-operating expenses (excluding litigation recoveries) decreased from $32.2 million in fiscal 1999 to $28.7 million in fiscal 2000. The decrease is principally due to a decrease in interest expense from lower average debt levels. The decrease in other, net expense from $5.9 million in fiscal 1999 to $5.0 million in fiscal 2000 is primarily due to insurance recoveries partially offset by increased minority interest expense.

Income Taxes
The Company's worldwide effective tax rate provision for fiscal 2000 was 33.1% as compared to 31.2% in fiscal 1999. The effective tax rate was slightly higher in fiscal 2000 primarily due to the higher level of profitability and the mix of earnings and income tax rates of international subsidiaries.

Restructuring Charges and Net Litigation Settlement Charges

Restructuring Charges
As a result of its 1996 restructuring plan, the Company instituted a major reorganization of its business units. The principal objective of the reorganization was to improve market focus, customer service and product quality while reducing costs and eliminating redundancies. Related to the fiscal 1996 restructuring plan, the Company planned for the reduction of 875 people and the sale, disposal or termination of lease arrangements of 30 locations, principally in the U.K. and U.S. At June 30, 2001, all planned terminations had been completed and the majority of the facilities had been vacated or subleased. The Company also reviewed its existing product lines and product sourcing to discontinue marginally profitable products and outsource manufacturing of other products.

In fiscal 1997, the Company continued to review its organization to improve market focus and customer service as well as reduce costs. Accordingly, the Company announced additional restructuring activities in fiscal 1997, which included the divestiture of non-core businesses and workforce reductions, principally in its European operations. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 2001, substantially all of the positions had been eliminated, including the positions associated with the divested business units. In general, the involuntary termination of employees in Europe is a lengthy process because of the individual administrative process, which needs to be followed in each country. In addition, as a result of successive changes in European management, implementation of the European restructuring plan experienced delays.

During the third quarter of fiscal 2000, the Company recorded an $8.3 million reversal of restructuring charges (consisting of $2.9 million and $5.4 million associated with the 1996 and 1997/1998 restructuring plans, respectively) as a result of revised estimates to its original restructuring plans. The reversal related primarily to actions pertaining to the closure of certain North America facilities, which were not implemented given the increased demand for labels and required manufacturing capacity, and remeasurements of European restructuring requirements based on decisions not to exit operations in certain countries.

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

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2001, cash and cash equivalents increased $45.5 million. Cash flow provided by operating activities was $124.2 million, $154.2 million and $194.8 million in fiscal 2001, 2000 and 1999, respectively. The decrease in cash provided by operations in fiscal 2001 as compared to fiscal 2000 was due primarily to lower earnings, an increase in inventories, and a decrease in other current liabilities. This was partially offset by a decrease in receivables from financing institutions and a decrease in other current assets. The decrease in cash provided by operations in fiscal 2000 as compared to fiscal 1999 was primarily due to higher revenues resulting in increases in customer receivables. In fiscal 1999, the Company initiated a program to more carefully manage the timing of vendor payments that resulted in a $20.5 million increase in accounts payable.

The Company historically maintains a high level of receivables and sales-type leases outstanding, measured as a percentage of revenues. This results, in part, from a key element of the Company's marketing strategy, which has been to provide alternative financing options to its retail customers, including deferred billing and long-term installment sales and lease terms, resulting in extended accounts receivable recovery periods. The Company's strategy has helped it penetrate markets and increase customer loyalty and commitment to Sensormatic. The ability to pursue such a strategy results from the Company's relatively high gross profit margins and the various accounts receivable securitization programs the Company has put in place, which allow the Company to sell its customer receivables.

The terms of certain of the Company's principal receivable securitization programs provide for over-collateralization and, accordingly, the Company does not receive the full balance of such receivables until the customer's receivables have been paid in full to financing institutions. The Company accounts for this over-collateralization as a "Receivable due from financing institutions" which is included in "Other current assets" and the non-current portion in "Patents and other assets".

In the ordinary course of its business, the Company aggressively pursues the sale and/or securitization of all its long-term customer receivables and a significant portion of its trade customer receivables. The Company believes the gross profit margin it receives on the sale of its products, combined with the interest income it receives on such receivables, are sufficient to cover the carrying cost of the long-term customer receivables which it is unable to securitize and the over-collateralization holdbacks.

The Company's investing activities used $51.5 million of cash in fiscal 2001, compared with $61.0 million in fiscal 2000 and $69.8 million in fiscal 1999. Investing activities in fiscal 2001 included capital expenditures of $35.1 million primarily for production and information system equipment and $14.6 million for the following business acquisitions: VideoCon, SakerTrax, Integra, the Polish distributor of Sensormatic products, Controlled Electronic Management Systems, Richmond Security Ltd., a northern England business partner, and BEC Technologies. In fiscal 2000, additions to property, plant and equipment totaled $46.0 million, primarily relating to investments in the Company's global enterprise resource planning system and label manufacturing operations for new production equipment. Investing activities also included increases in revenue equipment of $9.6 million, which represents equipment held under operating leases, and the payment of $8.0 million to Honeywell, less reimbursements of $1.2 million, in consideration of a certain patent assignment and license. Additions to property, plant and equipment, during fiscal 1999, totaled $29.1 million along with increases in revenue equipment of $22.7 million and on-going payments of $20.7 million for commitments relating to a patent assignment and license.

Fiscal 2001 financing activities used cash of $25.7 million as compared with $76.9 million in fiscal 2000 and $37.4 million in fiscal 1999. Fiscal 2001 cash used in financing activities consisted primarily of debt repayment of $59.2 million, including a $50.0 million note due March 31, 2001, and $8.4 million for cash dividends paid on preferred stock, partially offset by proceeds of $33.1 million from exercises of stock options. In fiscal 2000, $82.0 million of long-term debt was repaid, partially offset by $4.7 million from exercises of stock options. Fiscal 1999 cash used in financing activities was due primarily to repayments of bank borrowings.

Accounts receivable decreased to $257.4 million at June 30, 2001 from $373.1 million at June 30, 2000, due to productive collection efforts in fiscal 2001 as well as from the adoption of SAB 101, which resulted in deferral of approximately $94.7 million of revenues into fiscal 2002.

The increase in inventory levels from $152.9 million at June 30, 2000 to $205.4 million at June 30, 2001 relates primarily to shipped but not invoiced products resulting from the adoption of SAB 101, whereby product shipped at June 30, 2001 would not be invoiced until sometime in fiscal 2002 when the revenue recognition criteria are met.

The Company's percentage of total debt to total capital (net of cash and equivalents) was 10.8% at June 30, 2001 as compared to 17.7% at June 30, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. During fiscal 2001, the quarterly dividends to holders of record of the Depositary Shares (each representing a one-tenth interest in a share of the Company's Preferred Stock) were payable in cash, at a rate of $0.40625 per Depositary Share, for a total of $2.8 million for each quarter. The Company intends to continue paying preferred stock dividends in cash. The Company has no plans in the foreseeable future to pay dividends on the Common Stock and will use available funds for working capital and general corporate purposes including acquisitions, repayment of debt, additional capital expenditures and preferred stock dividends.

The Company uses the U.S. dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries through its international subsidiaries that use local currencies to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiaries but merely reflect the adjustment in the carrying value of the net assets of these subsidiaries at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in these subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and are recorded in a separate component of consolidated stockholders' equity. Currency translation adjustments at June 30, 2001, compared to June 30, 2000, which is reflected in the balance sheet caption "Accumulated other comprehensive loss", increased approximately $39.5 million. The Company monitors its currency exposures but does not hedge its translation exposures primarily due to the long-term nature of its investment in its international subsidiaries.

No borrowings were outstanding under the Company's $125.0 million revolving credit facility as of June 30, 2001. However, the facility was utilized for standby letters of credit totaling $16.5 million, resulting in $108.5 million available for use under the facility. The facility is scheduled to expire in December 2002.

Under the terms of the Company's principal borrowing and financing agreements, the Company is required, among other things to maintain a minimum interest coverage ratio, to maintain a minimum net worth, as defined, is allowed to incur debt up to a level whereby certain debt-to-total capitalization ratios would not be exceeded, and is subject to certain limitations with respect to repurchases of its Common Stock and the payment of cash dividends. The Company was in full compliance with all of these terms at June 30, 2001 and 2000.

The Company requires significant cash flow to meet its debt service and other continuing obligations. As of June 30, 2001, the Company had $385.3 million of total indebtedness outstanding. The Company's expected principal liquidity requirements are working capital, financing of customer equipment purchases, investments in revenue equipment and capital expenditures, potential acquisitions, and payment of preferred stock dividends. At June 30, 2001, the Company's principal sources of liquidity are (i) cash on hand, (ii) cash flow from operations, (iii) borrowings under the $125.0 million Revolving Credit Facility, and (iv) receivable securitization facilities, which the Company believes will be sufficient to meet its liquidity needs for the foreseeable future.

Currency Risks and Interest Rate Risks and Derivatives

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill And Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense in fiscal 2002 of approximately $13.0 million. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. The Company has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements.

Euro Conversion

On January 1, 1999, certain member nations of the European Union ("EU") adopted a common currency, the Euro. Effective January 1, 2002, the Euro will be the sole legal tender for the participating EU member countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended June 30, 2001, approximately 15.2% of the Company's revenues were derived from participating EU member countries. The Company is currently implementing action plans to comply with all laws and regulations regarding Euro related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. While the Company does not expect that the Euro conversion will have a material impact on its operations, financial condition or liquidity, there can be no certainty that action plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations.

Information Relating to Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-K are forward looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, among other possible factors, could cause actual results to differ materially from historical results or those anticipated: (1) changes in international business conditions; (2) foreign currency exchange rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment;
(4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) softening demand for, and pricing pressures on, analog video products and the Company's ability to develop or acquire and profitably sell new digital video products; (6) the Company's ability to provide and market innovative and cost-effective electronic security solutions; (7) competitive pricing pressures causing profit erosion; (8) success of the Company's on-going cost reduction efforts; (9) the availability and pricing of component parts and raw materials; (10) possible increases in the payment time for receivables, either as a result of economic conditions or in connection with the Company's marketing practice of offering extended payment terms; (11) changes in regulations or standards applicable to the Company's products; and (12) unanticipated liabilities or expenses, including unfavorable outcomes to any currently pending litigation.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through its regular operating and financing activities and, when considered appropriate, through the use of derivative financial instruments. The Company's policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

A discussion of the Company's accounting policies for Derivative Instruments and Hedging Activities is included in Note 1 of Notes to Consolidated Financial Statements.

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

At June 30, 2001 and 2000, the Company's fixed rate long-term debt had both a face value and carrying value of $365.0 million and $415.0 million, respectively. The fair value of long-term debt at June 30, 2001 and 2000 was $376.5 million and $402.0 million, respectively. Based upon a hypothetical 1% point increase in the period end market interest rate across all long-term debt maturities, the fair value of this liability would decrease by approximately $10.9 million and $12.8 million, respectively.

In order to better manage its exposure to interest rate risk, the Company entered into an interest rate swap agreement. Such swap agreement, with a notional amount of (pound)50 million, converts the Company's floating interest rate on its sale of certain receivables in the United Kingdom to a fixed interest rate, thereby limiting the variance amount paid or received by the Company. The notional amount of the interest rate swap agreement and the fair value of the liability for such agreement at June 30, 2001 were $70.8 million and $0.5 million, respectively. The Company had no interest rate swap agreements outstanding at June 30, 2000. Based upon a hypothetical 1% point increase in the period end market interest rate as of June 30, 2001, the fair value of this liability would have decreased by approximately $2.6 million resulting in a receivable of $2.1 million.

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

Exposure to Exchange Rates

As a result of the sales of its products in foreign markets, the Company's offshore operations are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies. Its offshore operations are principally in Europe, Asia-Pacific and Latin America. The Company uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Therefore, increases and decreases in the fair value of foreign currency forward contracts are offset by changes in the fair value of net underlying foreign currency transaction exposures. The Company's principal currency exposures relate to the Euro and the British pound against the U.S. dollar. The Company's exposure to changes in foreign currency exchange rates arises from intercompany loans utilized to finance foreign subsidiaries, receivables, payables and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties primarily using forward contracts.

At June 30, 2001 and 2000, the Company had in place foreign currency forward contracts with a notional amount of $59.7 million and $50.5 million, respectively. The fair value of these contracts at June 30, 2001 and June 30, 2000 was $2.2 million and $0.9 million, respectively. Based upon a 10% strengthening of the U.S. dollar compared to these foreign currencies, the estimated fair value of the asset would increase for fiscal 2001 and 2000 by $3.7 million and $4.9 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates also change the dollar value of the resulting sales and affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in levels of local currency prices or sales reported in U.S. dollars.

The above discussion of the Company's procedures to monitor market risk and the estimated changes in fair value resulting from the Company's sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events, gains or losses.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                                                Page
                                                                                                    --------
      Report of Independent Certified Public Accountants.....................................        A-27

      Consolidated Balance Sheets at June 30, 2001 and 2000..................................        A-28

       Consolidated Statements of Operations for the years ended
          June 30, 2001, 2000 and 1999.......................................................        A-29

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2001, 2000 and 1999........................................................        A-30

     Consolidated Statements of Stockholders' Equity for the
          years ended June 30, 2001, 2000 and 1999...........................................        A-31

      Notes to Consolidated Financial Statements.............................................        A-32

     Financial Statement Schedules:
           Schedule II-- Valuation and Qualifying Accounts...................................        A-67

Consolidated Financial Statement schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

               Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Sensormatic Electronics Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sensormatic Electronics Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financials statements, in fiscal 2001 the Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.


PricewaterhouseCoopers LLP
Miami, Florida
August 2, 2001, except for Note 17,
  as to which the date is September 25, 2001

                      SENSORMATIC ELECTRONICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            June 30, 2001 and 2000

                                                                                           2001          2000
                                                                                        ----------    ----------
                                                                                        (In millions, except
                                                                                         par value amounts)
                                        ASSETS
Current assets:
  Cash and cash equivalents................................................             $    269.4    $    223.9
  Customer receivables, net................................................                  214.2         329.4
  Inventories, net.........................................................                  205.4         152.9
  Current portion of deferred income taxes.................................                   38.3          38.5
  Other current assets.....................................................                   41.4          53.1
                                                                                        ----------    ----------
          Total current assets.............................................             $    768.7    $    797.8

Customer receivables, net-- noncurrent.....................................                   43.2          43.7
Revenue equipment, less accumulated depreciation of
  $54.8 in 2001 and $51.2 in 2000..........................................                   52.1          65.1
Property, plant and equipment, net.........................................                  161.7         156.6
Costs in excess of net assets acquired, less accumulated
  amortization of $105.6 in 2001 and $96.8 in 2000.........................                  410.5         417.5
Deferred income taxes......................................................                  154.1         149.5
Patents and other assets, less accumulated amortization of
  $61.8 in 2001 and $51.5 in 2000..........................................                  117.0         132.7
                                                                                        ----------    ----------
          Total assets.....................................................             $  1,707.3    $  1,762.9
                                                                                        ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and short-term debt....................             $      4.8    $     56.2
  Accounts payable.........................................................                   72.9          71.9
  Other current liabilities and deferred income taxes......................                  216.4         255.7
                                                                                        ----------    ----------
          Total current liabilities........................................                  294.1         383.8
Long-term debt.............................................................                  380.5         371.3
Other noncurrent liabilities and deferred income taxes.....................                   77.8          62.0
                                                                                        ----------    ----------
          Total liabilities................................................                  752.4         817.1
                                                                                        ----------    ----------

Commitments and contingencies (see Notes 6, 9 and 14)

Stockholders' equity:
  Preferred stock, $.01 par value, 10.0 shares authorized 6 1/2%
     Convertible Preferred Stock, 0.7 shares
     outstanding in 2001 and 2000..........................................                  166.3         166.3
  Common stock, $.01 par value, 125.0 shares authorized,
    79.4 and 77.1 shares outstanding in 2001 and 2000,
    respectively...........................................................                  795.9         761.5
  Retained earnings........................................................                  205.4         193.7
  Treasury stock at cost and other, 1.7 shares in 2001 and 2000............                  (10.0)        (11.4)
  Accumulated other comprehensive loss.....................................                 (202.7)       (164.3)
                                                                                        ----------    ----------
          Total stockholders' equity.......................................                  954.9         945.8
                                                                                        ----------    ----------
          Total liabilities and stockholders' equity.......................             $  1,707.3    $  1,762.9
                                                                                        ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended June 30, 2001, 2000 and 1999

                                                                         2001         2000         1999
                                                                      ----------   ----------   ---------
                                                                              (In millions, except
                                                                               per share amounts)
Revenues:
  Sales.........................................................      $    889.5   $    915.0   $   849.8
  Installation, maintenance and other...........................           207.8        192.7       176.0
                                                                      ----------   ----------   ---------
          Total revenues........................................         1,097.3      1,107.7     1,025.8
Costs of sales..................................................           640.4        633.4       611.1
                                                                      ----------   ----------   ---------

Gross margin....................................................           456.9        474.3       414.7
                                                                      ----------   ----------   ---------
Operating expenses:
  Selling, general and administrative...........................           275.3        267.9       262.8
  Provision for doubtful accounts...............................            15.4         24.6        22.5
  Restructuring reversals.......................................              --         (8.3)         --
  Research, development and engineering.........................            38.2         30.8        25.8
  Amortization of intangible assets.............................            23.3         23.2        22.1
                                                                      ----------   ----------   ---------
          Total operating expenses..............................           352.2        338.2       333.2
                                                                      ----------   ----------   ---------
Operating income................................................           104.7        136.1        81.5
                                                                      ----------   ----------   ---------
Other (expenses) income:
  Interest income...............................................            16.6         16.6        17.8
  Interest expense..............................................           (36.6)       (40.3)      (44.1)
  Litigation recoveries.........................................              --          0.5         6.2
  Other, net....................................................            (9.3)        (5.0)       (5.9)
                                                                      ----------   ----------   ---------
          Total other expenses..................................           (29.3)       (28.2)      (26.0)
                                                                      ----------   ----------   ---------
Income before provision for income taxes and cumulative
   effect of change in accounting principle.....................            75.4        107.9        55.5
Provision for income taxes......................................            25.3         35.7        17.4
                                                                      ----------   ----------   ---------
Income before cumulative effect of change in accounting
   principle....................................................            50.1         72.2        38.1
Cumulative effect of change in accounting principle
   (net of tax benefit of $16.1)................................           (27.2)          --          --
                                                                      ----------   ----------   ---------
Net income......................................................      $     22.9   $     72.2   $    38.1
Preferred dividends.............................................           (11.2)       (11.9)      (11.5)
                                                                      ----------   ----------   ---------

Earnings applicable to common stockholders......................      $     11.7   $     60.3   $    26.6
                                                                      ==========   ==========   =========

Basic earnings per share before cumulative effect
   of change in accounting principle............................      $     0.50   $     0.79   $    0.35
Cumulative effect of change in accounting principle.............           (0.35)          --          --
                                                                      ----------   ----------   ---------
Basic earnings per common share.................................      $     0.15   $     0.79   $    0.35
                                                                      ==========   ==========   =========

Diluted earnings per share before cumulative
   effect of change in accounting principle.....................      $     0.49   $     0.78   $    0.35
Cumulative effect of change in accounting principle.............           (0.34)          --          --
                                                                      ----------   ----------   ---------
Diluted earnings per common share...............................      $     0.15   $     0.78   $    0.35
                                                                      ==========   ==========   =========

Weighted shares outstanding
    Basic.......................................................            78.3         76.5        75.0
    Diluted.....................................................            79.0         77.3        75.3

Pro forma amounts assuming the accounting change is applied
retroactively (unaudited):
Net income......................................................                   $     63.3   $    36.2
Earnings applicable to common stockholders......................                         51.4        24.7
Basic earnings per common share.................................                         0.67        0.33
Diluted earnings per common share...............................                         0.66        0.33

  The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended June 30, 2001, 2000 and 1999

                                                                                    2001        2000        1999
                                                                                 ---------    --------    --------
                                                                                            (In millions)
Cash flows from operating activities:
  Net income...............................................................      $    22.9    $    72.2   $   38.1
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Goodwill amortization.................................................           13.0         13.4       13.2
     Depreciation and amortization other intangibles.......................           51.4         50.0       51.3
     Deferred income taxes.................................................           (1.2)         9.4        6.5
     Cumulative effect of change in accounting principle...................           27.2           --         --
     Other non-cash items..................................................            0.2         (1.6)       1.2
 Net changes in operating assets and liabilities, net of effects of acquisitions:
     Decrease in receivables and sales-type leases.........................           22.2         18.7       37.4
     Decrease (increase) in receivables due from financing institutions....           12.4         (7.3)      (7.9)
     (Increase) decrease in inventories....................................          (22.3)        10.9       33.9
     Decrease (increase) in other assets...................................            8.4         (4.4)     (12.5)
     (Decrease) increase in accounts payable...............................           (1.3)        (3.8)      20.5
     Decrease in restructuring accruals....................................           (4.7)       (12.5)      (8.8)
     (Decrease) increase in other current liabilities......................           (4.0)         9.2       21.9
                                                                                 ---------    ---------   --------
          Net cash provided by operating activities........................          124.2        154.2      194.8
                                                                                 ---------    ---------   --------

Cash flows from investing activities:
  Capital expenditures.....................................................          (35.1)       (46.0)     (29.1)
  Increase in revenue equipment, net.......................................           (1.7)        (9.6)     (22.7)
  Additional investments in intangible assets..............................             --         (7.8)     (20.7)
  Cash paid for acquisitions, net of cash acquired.........................          (14.6)          --         --
  Other, net...............................................................           (0.1)         2.4        2.7
                                                                                 ---------    ---------   --------
          Net cash used in investing activities............................          (51.5)       (61.0)     (69.8)
                                                                                 ---------    ---------   --------

Cash flows from financing activities:
  Proceeds from bank borrowings and other debt.............................            8.8          2.3        4.3
  Repayments of bank borrowings and other debt.............................          (59.2)       (82.0)     (40.3)
  Proceeds from exercises of stock options.................................           33.1          4.7          - -
  Dividends paid on convertible preferred stock............................           (8.4)          --          - -
  Other, net...............................................................             --         (1.9)      (1.4)
                                                                                 ---------    ---------   --------
          Net cash used in financing activities............................          (25.7)       (76.9)     (37.4)
                                                                                 ---------    ---------   --------

Effect of exchange rate changes on cash and cash equivalents...............           (1.5)        (1.4)      (5.6)
                                                                                 ---------    ---------   --------

Net increase in cash.......................................................           45.5         14.9       82.0
Cash and cash equivalents at beginning of year.............................          223.9        209.0      127.0
                                                                                 ---------    ---------   --------
Cash and cash equivalents at end of year...................................      $   269.4    $   223.9   $  209.0
                                                                                 =========    =========   ========

Supplemental Cash Flow Disclosures
  Non-cash investing and financing activities:
    Long-term debt issued in connection with a business acquisition........      $     9.2    $      --   $     --
    Fair value of assets acquired in connection with various acquisitions..           38.5           --         --
    Liabilities assumed in connection with various acquisitions............           14.7           --         --
    Tax benefit from exercises of stock options............................            2.1          0.4         --
    Dividends declared not paid............................................            2.8           --         --
  Cash paid during the year for:
    Income taxes...........................................................           12.9         16.1       11.0
    Interest...............................................................           36.8         43.0       45.9

  The accompanying notes are an integral part of these financial statements.

                      SENSORMATIC ELECTRONICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended June 30, 2001, 2000 and 1999
                                 (In millions)

                                                                                                       Accumulated
                                                                                                          Other
                                              Preferred     Common       Retained   Treasury Stock    Comprehensive
                                                Stock       Stock        Earnings      and Other           Loss           Total
                                             ----------   ---------    -----------  ---------------   --------------   ---------
Balance at June 30, 1998                      $  166.7    $   733.7       $  108.3        $ (11.7)        $ (95.0)       $902.0
  Net income............................            --           --           38.1             --              --          38.1
  Cumulative translation................            --           --             --             --           (48.5)        (48.5)
                                                                                                                         ------
     Total comprehensive loss...........                                                                                  (10.4)
                                                                                                                         ------
  Stock issued pursuant to
     employee benefit plans.............            --          0.1             --             --              --           0.1
  Preferred stock dividend (in Common)..            --         11.5          (11.5)            --              --            --
  Other.................................            --         (1.8)          (1.5)           1.3              --          (2.0)
                                              --------    ---------       --------        -------         -------        ------
Balance at June 30, 1999                         166.7        743.5          133.4          (10.4)         (143.5)        889.7
  Net income............................            --           --           72.2             --              --          72.2
  Cumulative translation................            --           --             --             --           (20.8)        (20.8)
                                                                                                                         ------
     Total comprehensive income.........                                                                                   51.4
                                                                                                                         ------
  Stock issued pursuant to
     employee benefit plans.............            --          6.8             --             --              --           6.8
  Preferred stock dividend (in Common)..            --         11.9          (11.9)            --              --            --
  Income tax benefit from stock
     options exercised..................            --          0.4             --             --              --           0.4
  Other.................................          (0.4)        (1.1)            --           (1.0)             --          (2.5)
                                              --------    ---------       --------        -------         -------        ------
Balance at June 30, 2000                         166.3        761.5          193.7          (11.4)         (164.3)        945.8
  Net income............................            --           --           22.9             --              --          22.9
  Unrealized gain on forward contracts..                                                                      1.6           1.6
  Unrealized loss on interest swaps.....                                                                     (0.5)         (0.5)
  Cumulative translation................            --           --             --             --           (39.5)        (39.5)
                                                                                                                         ------
     Total comprehensive loss...........                                                                                  (15.5)
                                                                                                                         ------
  Stock issued pursuant to
     employee benefit plans.............            --         31.5             --             --              --          31.5
  Preferred stock dividend (in cash)....            --                       (11.2)            --              --         (11.2)
  Income tax benefit from stock
     options exercised..................            --          2.1             --             --              --           2.1
  Other.................................            --          0.8             --            1.4              --           2.2
                                              --------    ---------       --------        -------         -------        ------
Balance at June 30, 2001                      $  166.3    $   795.9       $  205.4        $ (10.0)        $(202.7)       $954.9
                                              ========    =========       ========        =======         =======        ======

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

Revenue Recognition and Change in Accounting Principle
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. Under such provisions, the Company recognizes revenue after installation is complete and customer acceptance provisions, if any, have been met where post-shipment obligations exist. Prior to the adoption of SAB 101, the Company recognized revenue for equipment sales when title transferred, generally upon shipment. Installation and service revenues are recognized at date of performance and maintenance revenues are recognized ratably over the service contract term. Revenue from sales-type leases (primarily with terms of 60 months or greater) is recognized as a "sale" when revenue criteria are met in an amount equal to the present value of the minimum rental payments under the fixed non-cancelable lease term. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method.

The Company also leases equipment to customers under long-term operating leases (primarily leases with terms of 36 to 54 months), which are generally non-cancelable. Rental revenues are recognized as earned over the term of the lease. Minimum future rentals on non-cancelable operating leases at June 30, 2001 aggregated $32.0 million and are due as follows: 2002 -- $13.2 million; 2003 -- $9.0 million; 2004 -- $4.5 million; 2005 -- $2.7 million; 2006 -- $1.5 million, and thereafter -- $1.1 million.

Implementation of SAB 101 resulted in a cumulative effect adjustment of $27.2 million (net of income tax benefit of $16.1 million) reported as a charge in the first quarter ended September 30, 2000. The cumulative effect of such change in accounting principle included $81.3 million in revenue in addition to cost of sales and certain expenses that were subsequently recognized during fiscal 2001 when the conditions for revenue recognition were met. The effect of the change on the year ended June 30, 2001 was to decrease income before the cumulative effect of the accounting change by $6.2 million ($0.08 per diluted share). The implementation of SAB 101 did not require prior period restatements. The pro forma amounts presented in the Consolidated Statements of Operations were calculated assuming the accounting change was made retroactively to all prior periods presented.

Shipping and Handling Fees and Costs
In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company historically netted shipping charges billed to customers with shipping and handling costs, which are included in operating expenses in the Consolidated Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company adopted the consensus on EITF Issue No. 00-10 in the fourth quarter of fiscal 2001 with retroactive restatement for all periods presented. Adoption of this Issue had no impact on net income (loss). This adjustment increased sales by $7.6 million in 2001, $7.7 million in 2000 and $8.3 million in 1999. In addition, this reclassification resulted in an increase in costs of sales of $31.6 million in 2001, $27.7 million in 2000 and

$27.5 million in 1999. Correspondingly, selling, general and administrative expenses decreased by $24.0 million in 2001, $20.0 million in 2000 and $19.2 million in 1999.

Accounting for currency translation and transactions
Foreign currency transactions and financial statements, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at the rate in effect on the date of the transaction or the date of the financial statements, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. Resulting translation adjustments and transaction gains or losses attributable to certain intercompany transactions that are of a long-term investment nature are excluded from results of operations and included in accumulated other comprehensive loss, a separate component of consolidated stockholders' equity. Gains and losses attributable to other intercompany transactions are included in results of operations.

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

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge will be reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during fiscal 2001.

Cash flows related to interest rate agreements and foreign exchange forward contracts are classified as operating activities in the Consolidated Statements of Cash Flows.

Cost in excess of net assets acquired and other intangibles
Costs in excess of net assets acquired (goodwill) are amortized using the straight-line method over periods ranging from 20 to 40 years. Patents and other intangibles, stated at cost, are amortized using the straight-line method over periods ranging from 5 to 15 years. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, changes the accounting of goodwill from an amortization method to an impairment approach. The Company will adopt this standard in fiscal 2002 and is currently assessing the impact it will have on the consolidated financial statements.

Earnings per share
Basic earnings per share ("EPS") is calculated by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Earnings applicable to common stockholders is calculated by deducting dividends on preferred stock from net income. Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period using the treasury stock method of accounting. Common stock equivalents include stock options issued under benefit plans. The reconciliation of the numerator and denominator of the EPS calculation is presented in Note 7.

Impairment
The Company reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review indicates that such assets will not be recoverable, as generally determined based on estimated undiscounted cash flows over the remaining amortization period, the carrying amount of such assets would be adjusted to fair value.

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, customer receivables, primarily with retail customers, and financial instruments used in hedging activities. The Company's cash management and investment policies restrict investments to low-risk, highly liquid securities, and the Company performs periodic evaluations of the credit standing of the financial institutions with which it deals. The Company minimizes its exposure to credit risk concentration for receivables through its credit review procedures and collection practices and its general policy of retaining a security interest in the underlying equipment and ability to re-market such equipment if repossessed. The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses. As of June 30, 2001, management believes the Company had no significant concentrations of credit risk.

Impact of recently issued accounting standards
In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill And Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires testing at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the SFAS 142 is expected to result in a decrease in amortization expense in fiscal 2002 of approximately $13.0 million. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. The Company has not yet determined what the effect of these tests will be on earnings and the financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements.

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

In fiscal 1996, as a result of the review described above, the Company recorded a charge related to discontinued products and equipment used in the manufacture of certain products which will no longer be manufactured or purchased from third party suppliers. In connection with its review of operational and organizational structures and systems, management adopted a plan to consolidate certain sales and manufacturing facilities, reorganize certain business units and corporate functions, and eliminate redundant positions. The Company planned for the termination of approximately 875 manufacturing and administrative personnel in North America and Europe and the reduction of approximately 30 facilities. As of June 30, 2001, all planned terminations have been completed and the majority of the facilities have been eliminated or subleased. Certain terminated employees are receiving severance payments over time.

The Company's 1997 and 1998 announced restructuring activities principally included workforce reductions in the Company's European operations and the divestiture of non-core businesses which includes the U.S. commercial/industrial direct sales and service business sold in September 1997. The Company planned for the reduction in workforce of approximately 1,200 positions, of which 600 related to the divestiture of non-core businesses and the remaining positions principally represented the termination of administrative personnel. As of June 30, 2001, substantially all of the positions had been eliminated, including the positions associated with the divested business units.

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

The following tables set forth the details and the activity of the 1996 and 1997/1998 restructuring charge reserves as of June 30, 2001:

1996 RESERVE

                                                                          Accrual                                         Accrual
                                                                        Balance at                                      Balance at
                                        1996           Utilization       June 30,         Utilization        Reserve     June 30,
                                                 ---------------------              ---------------------
                                      Provision     Cash      Non-Cash     1996        Cash     Non-Cash  Reallocations    1997
                                     ----------  ----------  ---------- ----------  ---------- ---------- ------------- ----------
Product rationalization, related
 equipment charges and other.......    $ 45.3      $    --     $ (34.2)   $ 11.1      $   --     $ (12.4)     $ 2.8        $  1.5
Closure of facilities and related
 costs.............................      23.5         (1.0)       (1.6)     20.9        (1.4)       (6.5)      (7.3)          5.7
Employee termination and related
 costs.............................      16.5        (10.4)       (0.7)      5.4        (6.6)         --        4.5           3.3
                                       ------      -------     -------    ------      ------     -------      -----        ------
      Total........................    $ 85.3      $ (11.4)    $ (36.5)   $ 37.4      $ (8.0)    $ (18.9)     $  --        $ 10.5
                                       ------      -------     -------    ------      ------     -------      -----        ------
Inventory write downs recorded as
  a component of cost of sales.....     (19.6)          --        10.6      (9.0)         --         9.0         --            --
                                       ------      -------     -------    ------      ------     -------      -----        ------
      Total........................    $ 65.7      $ (11.4)    $ (25.9)   $ 28.4      $ (8.0)    $  (9.9)     $  --        $ 10.5
                                       ------      -------     -------    ------      ------     -------      -----        ------

                                               Accrual                              Accrual                             Accrual
                                              Balance at                          Balance at                          Balance at
                                               June 30,         Utilization        June 30,          Utilization       June 30,
                                                           ---------------------                --------------------
1996 Reserve (continued)                         1997        Cash      Non-Cash      1998          Cash    Non-Cash      1999
------------------------                      ----------   ---------  ---------    ---------    --------- ---------   ----------
Product rationalization, related equipment
 charges and other.........................     $  1.5       $   --      $ (1.1)       $ 0.4       $   --      $ --        $ 0.4
Closure of facilities and related costs....        5.7         (0.7)        0.2          5.2         (0.4)       --          4.8
Employee termination and related costs.....        3.3         (3.3)         --           --           --        --           --
                                                ------       ------      ------        -----       ------      ----        -----
       Total...............................     $ 10.5       $ (4.0)     $ (0.9)       $ 5.6       $ (0.4)     $ --        $ 5.2
                                                ------       ------      ------        -----       ------      ----        -----

                                                Accrual                                                              Accrual
                                               Balance at                                                           Balance at
                                                June 30,            2000                  Utilization                June 30,
                                                                               ---------------------------------
1996 Reserve (continued)                          1999          (Reversals)         Cash            Non-Cash           2000
------------------------                     --------------  ------------------     ----            --------      -------------
Product rationalization, related
 equipment charges and other...............       $ 0.4          $  (0.4)            $  --             $--              $  --
Closure of facilities and related costs....         4.8             (2.5)             (0.3)             --                2.0
Employee termination and related costs.....          --               --                --              --                 --
                                                  -----            -----             -----             ---              -----
       Total...............................       $ 5.2          $  (2.9)            $(0.3)            $--              $ 2.0
                                                  =====            =====             =====             ---              =====


                                                    Accrual                                            Accrual
                                                   Balance at                                        Balance at
                                                    June 30,               Utilization                June 30,
                                                                 --------------------------------
1996 Reserve (continued)                              2000             Cash           Non-Cash          2001
------------------------                         --------------        ----           --------      --------------
Product rationalization, related
  equipment charges and other..................       $  --            $  ---            $ --             $  --
Closure of facilities and related costs........         2.0              (0.5)             --               1.5
Employee termination and related costs.........          --                --              --                --
                                                      -----            ------            ----             -----
  Total........................................       $ 2.0            $ (0.5)           $ --             $ 1.5
                                                      =====            ======            ----             =====

1997/1998 RESERVE

                                            Accrual                                      Accrual                           Accrual
                                           Balance at    1998                           Balance at                        Balance at
                                   1997     June 30,  Additions/       Utilization       June 30,        Utilization       June 30,
                                                                  --------------------              --------------------
                                 Provision    1997    (Reversals)    Cash    Non-Cash      1998       Cash      Non-Cash     1999
                                ---------- ---------- ----------- ---------  ---------  ---------   ---------  ---------  ----------
   Product rationalization,
    related equipment
    charges and other..........   $  2.9     $  2.9      $   --      $   --     $ (1.6)    $  1.3      $   --     $ (1.1)    $  0.2
   Closure of facilities and
    related costs..............      6.5        6.5         8.8         0.2       (5.6)       9.9        (1.3)       0.1        8.7
   Closure of facilities (1)...       --       (2.9)                                         (2.9)                             (2.9)
   Employee termination and
    related costs..............      0.5        0.5        20.4       (10.4)        --       10.5        (6.7)        --        3.8
   Non-core business
    divestitures...............     16.9       16.9        (7.3)         --         --        9.6        (0.4)        --        9.2
                                  ------     ------      ------      ------     ------     ------      ------     ------     ------
            Total..............   $ 26.8     $ 23.9      $ 21.9      $(10.2)    $ (7.2)    $ 28.4      $ (8.4)    $ (1.0)    $ 19.0
                                  ------     ------      ------      ------     ------     ------      ------     ------     ------
   Inventory write downs
    recorded as a component
    of cost of sales:..........       --       (4.2)         --          --        3.6       (0.6)         --        0.6         --
                                 -------     ------      ------      ------     ------     ------      ------     ------     ------
            Total..............   $ 26.8     $ 19.7      $ 21.9      $(10.2)    $ (3.6)    $ 27.8      $ (8.4)    $ (0.4)    $ 19.0
                                  ======     ======      ======      ======     ======     ======      ======     ======     ======

                                                    Accrual                                                           Accrual
                                                  Balance at           2000                                          Balance at
                                                   June 30,       Reallocations/             Utilization              June 30,
                                                                                             -----------
   1997/1998 Reserve (continued)                     1999          (Reversals)          Cash          Non-Cash          2000
   -----------------------------                ---------------    -----------          ----          --------       ----------
   Product rationalization, related
     equipment charges and other...............       $  0.2          $ (0.2)           $   --           $  --          $   --
   Closure of facilities and related costs.....          5.8            (4.2)             (1.4)             --             0.2
   Employee termination and related costs......          3.8             2.5              (2.5)             --             3.8
   Non-core business divestitures..............          9.2            (3.5)               --            (4.8)            0.9
                                                      ------          -------           ------           -----          ------
      Total....................................       $ 19.0          $ (5.4)           $ (3.9)          $(4.8)         $  4.9
                                                      ======          =======           ======           =====          ======

                                                    Accrual                                             Accrual
                                                   Balance at                                         Balance at
                                                    June 30,                  Utilization              June 30,
                                                                              -----------
   1997/1998 Reserve (continued)                      2000            Cash               Non-Cash        2001
   -----------------------------                ---------------       ----               --------     ----------
   Closure of facilities and related costs.....       $  0.2          $ (0.2)           $      --        $  --
   Employee termination and related costs......          3.8            (2.9)                  --          0.9
   Non-core business divestitures..............          0.9            (0.9)                  --           --
                                                      ------          ------            ---------        -----
      Total....................................       $  4.9          $ (4.0)           $      --        $ 0.9
                                                      ======          ======            ---------        =====

(1) The 1997 provision of $6.5 million includes $2.9 million charged directly to the impaired assets.

3. Customer Receivables

Amounts due to the Company in the form of accounts receivable (which are generally due within 90 days), deferred receivables (which are generally due within one year), installment receivables (which generally have periodic payments over a term of five years) and net investment in sales-type leases (which principally have periodic payments over lease terms of five years or greater) at June 30, 2001 and 2000 are summarized as follows:

                                                                               2001          2000
                                                                             ----------   ----------
             Trade accounts receivable due within 1 year.............        $   233.3    $    344.6
             Allowance for doubtful accounts.........................            (40.1)        (42.7)
                                                                             ----------   ----------
               Trade accounts receivable due in 1 year, net..........        $   193.2    $    301.9
                                                                             ==========   ==========

             Installment and deferred receivables....................        $    23.1    $     29.1
             Allowance for doubtful accounts.........................             (1.7)         (1.9)
             Unearned interest and maintenance.......................            (18.1)        (19.7)
                                                                             ----------   -----------
               Total installment and deferred receivables, net.......              3.3           7.5
             Less: Amounts due in 1 year, net........................             (2.9)         (6.5)
                                                                             ----------   -----------
              Total noncurrent installment and deferred receivables, net     $     0.4    $      1.0
                                                                             ==========   ===========

             Sales-type leases-minimum lease payments receivable.....        $    90.5    $     93.9
             Allowance for uncollectible minimum lease payments......             (5.0)         (6.7)
             Unearned interest and maintenance.......................            (24.6)        (23.5)
                                                                             ---------    ----------
                  Total sales-type leases, net.......................             60.9          63.7
             Less: Amounts due in 1 year, net........................            (18.1)        (21.0)
                                                                             ---------    ----------
                  Total noncurrent sales-type leases, net............        $    42.8    $     42.7
                                                                             =========    ==========

             Total customer receivables..............................        $   257.4    $    373.1
             Less: Amounts due in 1 year, net........................            214.2         329.4
                                                                             ---------    ----------
                  Total noncurrent customer receivables..............        $    43.2    $     43.7
                                                                             =========    ==========

Net receivables and sales-type lease receivables at June 30, 2001 are due as follows: 2002 -- $214.2 million; 2003 -- $15.0 million; 2004 -- $9.3 million;
2005 -- $8.0 million; 2006 -- $6.6 million and $4.3 million thereafter.


4. Accounts Receivable Financing

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces, in its entirety, SFAS No. 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. Additionally, it provides guidance for accounting for servicing of financial assets, the receipt or pledging of collateral, and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company adopted SFAS 140 in the fourth quarter of fiscal 2001 and complied with the required additional disclosures. Under SFAS No. 140, financial components received or incurred in connection with the transfer of financial assets accounted for as a sale are to be recorded at fair market value at the date of sale with changes in fair value recognized immediately in earnings.

As of June 30, 2001, the Company's primary receivable financing agreements with financial institutions are described below.

Effective June 2000, the Company entered into a five year (pound)100 million (approximately $160.0 million) asset backed commercial paper conduit program (the "Program") which allows for the sale of accounts receivable from eligible equipment lease contracts originating in the United Kingdom on a nonrecourse basis to a Special Purpose Vehicle. This agreement replaced a similar facility, which was also outstanding at June 30, 2000.

Effective April 1999, the Company entered into Purchase and Sale Agreements with a U.S. leasing institution. Under these agreements, the Company sold equipment leases to its wholly owned non-consolidated special purpose corporation which in turn sold the related receivables to the leasing institution. In addition, the Company entered into a leasing program agreement whereby equipment leases are originated by the leasing institution and the leasing institution will pay the Company a discounted value for the equipment leases.

Under the Company's other agreement for the sale of receivables in the U.S., certain pre-approved trade accounts receivables are sold to a financial institution. The financing institution advances cash, in anticipation of customer collections, to the Company at fluctuating interest rates of 60 basis points in excess of LIBOR.

During fiscal 2001 and 2000, the Company received cash proceeds of $348.7 million and $379.5 million respectively, under all of the Company's receivable sale agreements. Collection of a portion of the sale of receivables is deferred and reflected in the financial statements, primarily in other non-current assets. Such amounts, which approximate $17.4 million in 2001 and $31.9 million in 2000, are recorded at fair market value based on management's assessment of realization and the expected timing of cash flows. The Company expects recourse amounts associated with the aforementioned activities to be minimal, and has adequate reserves to cover potential losses. Cash proceeds from the sale of receivables under these facilities are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

5. Inventories

Inventories are summarized as follows:

                                                                      2001        2000
                                                                    --------    --------
           Finished goods.....................................      $  166.0    $  128.6
           Parts..............................................          57.8        41.3
           Work-in-process....................................           3.9         6.9
                                                                    --------    --------
                                                                       227.7       176.8
           Less allowance for excess and obsolete inventory            (22.3)      (23.9)
                                                                    --------    --------
                  Total inventories, net......................      $  205.4    $  152.9
                                                                    ========    ========


The increase in inventory levels from $152.9 million at June 30, 2000 to $205.4 million at June 30, 2001 relates primarily to $37.8 million of shipped but not installed products (included in Finished Goods) resulting from the adoption of SAB 101, whereby product shipped at June 30, 2001 would not be installed until sometime in fiscal 2002, when the revenue recognition criteria are met.

6. Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

                                                                      2001        2000
                                                                    --------    --------
           Machinery and equipment............................      $  178.6    $  161.2
           Buildings and improvements.........................          49.0        47.5
           Leasehold improvements and furniture and fixtures..          26.9        26.5
           Enterprise resource planning system assets.........          29.8        28.5
           Buildings and equipment under capital leases.......           3.3         3.6
           Land...............................................          11.5        11.5
                                                                    --------    --------
                  Total property, plant and equipment.........         299.1       278.8
           Less accumulated depreciation and amortization.....        (137.4)     (122.2)
                                                                    --------    --------
                  Total property, plant and equipment, net....      $  161.7     $ 156.6
                                                                    ========     =======

The Company leases certain operating plant and equipment. The future lease commitments for plant and equipment and other assets at June 30, 2001 aggregated $44.1 million and are due as follows: 2002 -- $9.9 million; 2003 -- $7.7 million; 2004 -- $5.5 million; 2005 -- $4.1 million; 2006 -- $3.7 million and
$13.2 million thereafter. Rent expense for certain operating plant and equipment was charged to operations as follows: 2001 -- $23.2 million, 2000 -- $18.6 million and 1999 -- $18.9 million.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                     2001       2000       1999
                                                                     ----       ----       ----
           Numerator:
            Net income.....................................       $    22.9   $    72.2  $   38.1
            Less: preferred stock dividends................           (11.2)      (11.9)    (11.5)
                                                                  ---------   ---------   -------
            Earnings applicable to common stockholders.....       $    11.7   $    60.3  $   26.6
                                                                  =========   =========   =======

           Denominator:
            Basic EPS-- weighted average shares............            78.3        76.5      75.0
            Dilutive effect: stock options.................             0.7         0.8       0.3
                                                                  ---------   ---------  --------
            Diluted EPS-- weighted average shares..........            79.0        77.3      75.3
                                                                  =========   =========  ========

            Basic earnings per share.......................       $    0.15   $    0.79  $   0.35
                                                                  =========   =========  ========

            Diluted earnings per share.....................       $    0.15   $    0.78  $   0.35
                                                                  =========   =========  ========

           Antidilutive weighted options...................             3.4         4.8       7.3
                                                                  =========   =========  ========

The above antidilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive for the respective periods. Additionally, 8.8 million shares of Common Stock issuable upon the conversion of the 6 1/2% Convertible Preferred Stock were not included in the denominator in the computation of diluted EPS as the impact would be antidilutive.

8. Income Taxes

The income tax provisions (benefits) on income are as follows:

                                                                     2001        2000      1999
                                                                     ----        ----      ----
          U.S. Federal income taxes:
           Current.........................................         $   1.3    $  12.5   $  (1.3)
           Deferred........................................             5.4       15.8      11.8
          Foreign income taxes:
           Current.........................................             4.2       13.5      (0.8)
           Deferred........................................            12.4       (7.4)      4.9
          State and other..................................             2.0        1.3       2.8
                                                                    -------    -------   -------
                 Total.....................................         $  25.3    $  35.7   $  17.4
                                                                    =======    =======   =======

The 2001, 2000 and 1999 deferred provisions include a tax utilization of $ (2.2) million before the effect of the cumulative adjustment, $ (2.4) million and $ (3.2) million, respectively, relating to net operating losses.

The United States (including Puerto Rico) and foreign components of income before income taxes are as follows:

                                                                      2001      2000       1999
                                                                      ----      ----      ------
          United States....................................         $   35.8   $  72.2   $  33.0
          Foreign..........................................             39.6      35.7      22.5
                                                                    --------   -------   -------
                Total......................................         $   75.4   $ 107.9   $  55.5
                                                                    ========   =======   =======

The U.S. Federal tax rate reconciles to the effective tax rate as follows:

                                                                               2001         2000        1999
                                                                               ----         ----        ----
          U.S. Federal tax rate......................................         35.0%         35.0%       35.0%
          Benefits due to tax exempt earnings and investment
          income of the Puerto Rico operations.......................         (9.4)         (4.7)       (1.3)
          Amortization of costs in excess of net assets acquired.....          5.9           3.4         9.0
          International tax rate differentials, net of foreign tax
            credits..................................................          4.4          (1.5)      (11.1)
          Tax benefit of foreign sales corporation...................         (0.7)         (0.6)       (1.1)
          State income tax effect, net of Federal benefit............          1.6           0.8         3.1
          Change in estimate of prior years' accruals................         (3.0)          5.7        (6.2)
          Valuation allowance........................................         (7.2)         (7.6)       (6.5)
          Minority interest..........................................          1.6           1.1         1.2
          Other......................................................          5.4           1.5         9.1
                                                                             -----         -----       -----
                 Effective tax rate..................................         33.6%         33.1%       31.2%
                                                                             =====         =====       =====

The effective tax rate related to the cumulative effect of the change in accounting principle approximates the statutory rate in each of the U.S. and foreign tax jurisdictions affected.

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

During the Company's fiscal year, Germany enacted tax legislation reducing its federal tax rate to 25%. The rate change took effect in the Company's fiscal year ended June 2001 and did not have a significant effect on the deferred tax asset, or on the provision for the year then ended.

Certain Commonwealth of Puerto Rico taxes (tollgate taxes) are due upon distribution of earnings at rates ranging up to 10% depending on the fiscal year earned. At June 30, 2001, approximately $176.0 million of undistributed earnings were considered indefinitely reinvested in the Puerto Rico subsidiary, upon which no tollgate taxes have been provided. The Company has negotiated a new tax agreement with the government of Puerto Rico under the Incentive Tax Act of 1998. Under the agreement, the distribution of earnings and profits earned after July 1, 1998 are no longer subject to the tollgate tax.

The Company is currently undergoing a U.S. Internal Revenue Service audit for its tax years ending June 30, 1998, 1997, 1996 and 1995. As of the balance sheet date, no final determinations have been made relating to any issues raised during the examination. The Company does not expect any material adjustments and believes that it has adequately accrued for any potential liabilities.

The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                                                              2001                      2000
                                                                              ----                      ----
                                                                      Assets    Liabilities     Assets    Liabilities
                                                                      ------    -----------     ------    -----------
          Property, plant and equipment......................         $    --     $  19.3       $    --     $  1.6
          Reserves and allowances............................            21.8          --          24.4       (0.6)
          Sales-type leases..................................           (33.5)         --         (45.9)       1.6
          Undistributed earnings of German subsidiary........              --         1.0            --        5.5
          Deemed sales revenues from Puerto Rico
            operations.......................................            51.9          --          51.4         --
          Restructuring charges..............................             1.9          --           3.5         --
          NOL and tax credit carryforwards...................           154.7          --         159.0         --
          Valuation allowance................................            (5.8)         --          (7.6)        --
          Interest expense...................................              --        18.4            --       18.9
          Other..............................................             1.4        (0.9)          3.2        4.2
                                                                      -------     -------       -------     ------
                    Total deferred income taxes..............         $ 192.4     $  37.8       $ 188.0     $ 31.2
                                                                      =======     =======       =======     ======

Because deferred tax assets and liabilities are netted by jurisdiction, the above disclosure reflects the asset and liability characterization based upon the netting as reflected in the Consolidated Balance Sheets.

During fiscal 2001, the valuation allowance was reduced by $1.8 million to $5.8 million due to adjustment of foreign deferred tax assets and management's belief that it was more likely than not that future taxable income would be sufficient to utilize deferred tax assets of $192.4 million. In assessing the likelihood of utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment.

A significant portion of the deferred tax assets recognized relate to net operating loss and credit carryforwards. Because the Company operates in multiple off shore jurisdictions, it considered the need for a valuation allowance on a country by country basis taking into account the effects of local tax law. Where a valuation allowance was not recorded, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance. Management believes that the Company will utilize the loss carryforwards in the future because: (1) in various countries, including the United States, the Company generated taxable income in fiscal 2001 and utilized approximately $7 million of net operating loss carryforwards; (2) prior to the restructuring charges and shareholder litigation settlement costs, the Company had a history of pre-tax income; (3) a significant portion of the loss carryforwards resulted from restructuring and shareholder litigation settlement costs; (4) management is aware of viable tax strategies that could be implemented to accelerate taxable income in order to realize a substantial portion of the recorded deferred tax assets; and (5) a significant portion of the net operating losses have an indefinite life or do not expire in the near term. However, there can be no assurance that the Company will generate taxable income or that all of its loss carryforwards will be utilized. Net operating losses exist as follows:

       .    Losses expiring in fiscal 2002-- 2003:      Italy $3.0, Spain $2.2

       .    Losses expiring in fiscal 2004-- 2008:      Italy $2.9, Puerto Rico $0.7, Spain $3.1, United
                                                        States $8.7, Denmark $1.2

       .    Losses expiring in fiscal 2009-- 2013:      United States $112.0, Puerto Rico $0.6

       .    Losses expiring after fiscal 2013:          United States losses of $66.3, $22.4 and $19.1
                                                        expiring in 2018, 2019 and 2020, respectively

       .    Losses with indefinite life:                Belgium $21.9, France $6.4, Germany $15.5,
                                                        Ireland $24.9, Sweden $10.2, United Kingdom
                                                        $54.2, Colombia $1.3, Mexico $8.0, Other $0.2

       .    Foreign tax credits expiring in fiscal 2002 through 2004 are $0.5.

9. Debt

Debt is summarized as follows:

                                                                              2001           2000
                                                                            ---------      --------
        8.04% Senior Notes due March, 2006.........................         $   230.0      $   230.0
        7.34% Senior Notes due March, 2001...........................              --           50.0
        8.21% Senior Notes due January, 2003.........................           135.0          135.0
        Other debt, at 3.81% to 12.53%, net of unamortized
           interest of $1.5 and $2.0 at 2001 and 2000,  respectively             20.3           12.5
                                                                            ---------      ---------
                  Total debt.........................................           385.3          427.5
        Less: Amounts payable in 1 year..............................            (4.8)         (56.2)
                                                                            ---------      ---------
                  Total noncurrent debt..............................       $   380.5      $   371.3
                                                                            =========      =========

During the third quarter of fiscal 2001, the Company repaid the $50 million Senior Notes due on March 29, 2001.

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

On December 9, 1999, the Company secured a committed line of credit agreement expiring in December 2002 with a group of U.S. and international banks which provides for aggregate unsecured borrowings by the Company ("Revolving Credit Facility") of up to $125.0 million of which $108.5 million was available for use as of June 30, 2001. Borrowings under this agreement bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin associated with the Company's credit rating (0.90% at June 30,

2001) and are subject to an annual facility fee of 0.35% on the total credit line. Additionally, the Company has various uncommitted lines-of-credit with several financial institutions of which $5.5 million was utilized at June 30, 2001.

10. Convertible Preferred Stock

In April 1998, the Company issued 6,900,000 Depositary Shares for gross proceeds of $172.5 million, or $166.3 million net of commissions, discounts and other transaction issue expenses. Each Depositary Share represents a one-tenth interest in a share of 6 1/2% Convertible Preferred Stock with a liquidation preference of $250.00 per share of preferred stock. Dividends on the Preferred Stock accrue at a rate per annum equal to 6 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly on January 1, April 1, July 1 and October 1 of each year, and commenced on July 1, 1998. Dividends are payable in cash or, at the option of the Company and subject to covenants in the Company's financing agreements, in shares of Common Stock of the Company or a combination thereof. The Company issued 2,266,652 shares of Common Stock in payment of the dividends payable, including certain liquidated damages, on the Preferred Stock on July 1, 1998 through July 3, 2000. Under certain of the Company's financial agreements, the Company is only permitted to pay cash dividends to the extent that cumulative income exceeds a specified amount. The dividends payable on October 2, 2000, and January 2, April 2, and July 2 of 2001 to holders of record of the Depositary Shares were paid in cash, at a rate of $0.40625 per Depositary Share, for a total of $2.8 million for each quarter. The Company intends to continue paying preferred stock dividends in cash.

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

Note 17 contains a description of a proposed exchange offer and merger transaction with a subsidiary of Tyco International Ltd., and the conversion or redemption of the Preferred Stock in connection therewith.

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

The following table summarizes activity under all plans for the years ended 2001, 2000, and 1999 (in millions except for price per option amounts):

                                                       2001                           2000                          1999
                                            ----------------------------    --------------------------    --------------------------
                                                          Weighted-average             Weighted-average            Weighted-average
                                                             Exercise                      Exercise                      Exercise
                                               Options        price           Options       price           Options       price
                                            -------------- -------------    ------------ -------------    ------------ -------------
Options outstanding, beginning of year            8.6         $16.38             9.2        $17.47              8.1       $19.48
   Options granted                                2.5          17.67             1.9         13.11              1.6         7.17
   Options exercised                             (2.2)         14.39            (0.7)        10.29             (0.1)        9.31
   Options canceled                              (0.5)         15.73            (1.8)        19.28             (0.4)       18.31
                                            -------------- -------------    ------------ -------------    ------------ -------------

Options outstanding, end of year                  8.4         $17.36             8.6        $16.38              9.2       $17.47
                                            =========                       ========                      ============

Options exercisable, end of year                  4.5         $19.03             5.5        $18.95              6.0       $20.39
                                            =========                       ========                      ============

Options available for future grant                4.4                            2.9                            3.9
                                            =========                       ========                      ============

Weighted-average fair value of options
   granted during the year                      $8.57                          $6.65                          $4.36
                                            =========                       ========                      ============

The following table summarizes information about stock options outstanding at June 30, 2001 (in millions except for price per option amounts):


                                          Options Outstanding                                 Options Exercisable
                        ---------------------------------------------------------      ---------------------------------
                                                Weighted-
                                                 Average            Weighted-              Number           Weighted-
     Range of               Number              Remaining            Average            Exercisable           Average
     Exercise            Outstanding        Contractual Life        Exercise            at June 30,           Exercise
      Prices           at June 30, 2001          (Years)              Price                 2001                Price
-------------------    -----------------    ------------------    --------------       ---------------     ---------------
    $ 5.37 - 11.00             0.8                 4.7              $   7.13                   0.4            $  7.15
     11.78 - 15.85             1.9                 5.4                 13.15                   0.7              13.32
     16.00 - 20.00             3.8                 4.3                 17.32                   1.8              17.16
     20.07 - 23.00             1.1                 3.9                 21.84                   0.8              22.17
     26.37 - 30.17             0.3                 3.2                 28.19                   0.3              28.19
     31.00 - 36.38             0.5                 3.0                 31.63                   0.5              31.63
                       -----------------                                               ---------------

     $5.37 - 36.38             8.4                 4.4              $  17.36                   4.5            $ 19.03
                       =================                                               ===============

At June 30, 2001 and 2000, 12.8 million and 11.5 million shares of Common Stock, respectively, were reserved for the exercise of stock options or additional awards under the above Plans. Additionally, at June 30, 2001 and 2000, 8.8 million shares of Common Stock were reserved for the conversion of the 6 1/2% Convertible Preferred Stock.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below (in millions except per share data).

                                                            2001       2000        1999
                                                            ----       ----        ----
          Net income:
           As reported.............................        $  22.9    $  72.2   $   38.1
           Pro forma...............................        $  15.5    $  66.5   $   32.9

          Basic income per common share:
           As reported.............................        $  0.15    $  0.79   $   0.35
           Pro forma...............................        $  0.05    $  0.71   $   0.29

          Diluted income per common share:
           As reported.............................        $  0.15    $  0.78   $   0.35
           Pro forma...............................        $  0.05    $  0.70   $   0.29

These pro forma amounts may not necessarily be indicative of future results.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2001, 2000, and 1999:

                                                               2001       2000        1999
                                                          ------------------------------------
          Dividend yields...........................             --         --         --
          Expected stock price volatility...........            .58        .54        .513
          Risk-free interest rates..................           5.53%      6.39%       4.76%
          Expected life (in years)..................              4          4           8

12. Benefit Plans

The Company has retirement plans for U.S. employees, Puerto Rico employees and for certain European employees, which allow or require employee contributions. Annual contributions by the Company to these retirement plans are discretionary. The Company charged to operations $3.6 million, $3.6 million and $3.0 million in fiscal 2001, 2000, 1999, respectively, related to the plans described under this section.

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

                                                                   2001               2000
                                                                ------------       -----------
        Change in Benefit Obligation
         Benefit obligation at beginning of year..........        $  24.8            $  24.6
          Service cost....................................            0.9                1.0
          Interest cost...................................            2.0                1.8
          Plan amendments.................................            1.7                0.0
          Actuarial losses (gains)........................            1.5               (1.1)
          Benefits paid...................................           (1.5)              (1.5)
                                                                  -------            -------
         Benefit obligation at end of year................        $  29.4            $  24.8
                                                                  =======            =======

        Change in Plan Assets
         Fair value of plan assets at beginning of year...        $   0.0            $   0.0
          Actual return on plan assets....................            0.0                0.0
          Employer contributions..........................            1.5                1.5
          Benefits paid...................................           (1.5)              (1.5)
                                                                  -------            -------
         Fair value of plan assets at end of year.........        $   0.0            $   0.0
                                                                  =======            =======

        Reconciliation of the Funded Status
         Funded status....................................        $ (29.4)           $ (24.8)
         Unrecognized transition obligation...............            0.4                0.5
         Unrecognized prior service cost..................            4.0                3.1
         Unrecognized actuarial (gains) losses............            0.4               (1.1)
                                                                  -------            --------
          Net amount recognized at year-end...............        $ (24.6)           $ (22.3)
                                                                  =======            =======

        Amounts recognized in the statement of
         financial position consist of
         Prepaid benefit cost.............................        $   0.0            $   0.0
         Accrued benefit liability........................          (25.7)             (24.1)
         Intangible asset.................................            1.1                1.8
         Accumulated other comprehensive income...........            0.0                0.0
                                                                  -------            -------
          Net amount recognized at year-end...............        $ (24.6)           $ (22.3)
                                                                  =======            =======

        Weighted-Average Assumptions as of June 30
        Discount rate.....................................           7.50%              8.00%
        Rate of compensation increase.....................           5.00%              5.00%
        Expected return on plan assets....................           N/A                N/A

        Components of Net Periodic Benefit Cost
         Service cost.....................................        $   0.9            $   1.0
         Interest cost....................................            2.0                1.8
         Expected return on plan assets...................            0.0                0.0
         Amortization of transitional obligation..........            0.1                0.1
         Amortization of prior service cost...............            0.8                0.5
         Recognized actuarial gains.......................            0.0                0.0
                                                                  -------            -------
          Net periodic benefit cost.......................        $   3.8            $   3.4
                                                                  =======            =======

13. Acquisitions

During the first quarter of fiscal 2001, the Company acquired three companies for an aggregate amount of $4.1 million in cash. During the third quarter of fiscal 2001, the Company acquired three additional companies and finalized the amount paid for one of the entities acquired in the first quarter. The aggregate purchase price of the companies acquired in such third quarter consisted of $10.5 million in cash and $9.2 million in notes payable. All such acquisitions were accounted for under the purchase method of accounting. Accordingly, the excess of the purchase price over the estimated fair value of the assets acquired was recorded as costs in excess of net assets acquired or other intangibles (included in "Patents and other assets, net" in the consolidated Balance Sheets), which are being amortized on a straight-line basis over periods ranging from seven to 20 years. Such amortization will cease in fiscal 2002 subject to the requirements of SFAS 142. The results of operations of the respective acquired entities have been included in the Company's consolidated financial statements from the respective dates of acquisition and are not significant in relation to the Company's consolidated financial statements. Accordingly, pro forma financial disclosures have not been presented.

14. Commitments and Contingencies

In May 1999, the Company commenced an action against First National Bank of Pennsylvania, Winner & Bagnara, P.C. ("W&B"), and James E. Winner, Jr. ("Winner"), in the United States District Court for the Western District of Pennsylvania. The Company seeks, among other things, a declaratory judgment that the Company is entitled to purchase certain franchise rights from the defendants pursuant to the provisions of a Franchise Lease Agreement, and seeks specific performance of certain contractual obligations. Winner and W&B have interposed an amended joint answer with counterclaims against the Company, seeking, among other things, a declaration that the Company failed to properly exercise its right to purchase those franchise rights and that the Company's rights to operate its Pennsylvania and Delaware franchise ceased on December 1, 1998, as well as damages and injunctive relief. Related litigation between these same parties was filed by the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida. This Florida litigation has been stayed, pending determination of the Pennsylvania proceedings. The Company believes that it has meritorious defenses to the attempt by Winner and/or W&B to reclaim the Pennsylvania and Delaware franchise. Winner has also, by letter, asserted claims to certain unpaid amounts allegedly due him under an agreement with the Company related to the franchise.

During April 2001, a putative shareholder class action was filed in the United States District Court for the Southern District of Florida by an alleged shareholder of the Company following an announcement that corporate earnings for the third quarter of fiscal year 2001 would be below expectations. A second, similar action was filed in the same court in June 2001, and the two actions have been consolidated. The consolidated complaint alleges, among other things, that the Company made false and misleading statements by disclosing future prospects and contracts without disclosing adverse information concerning the Company's financial results and business conditions, and that certain officers and directors of the Company sold shares during the class period. The complaint seeks an unspecified amount of compensatory damages, together with attorneys' and experts' fees, costs and expenses. The Company believes that its public disclosures were at all times appropriate to the circumstances when made and intends to vigorously defend against the consolidated action.

In May 2001, the Company was sued by Checkpoint Systems, Inc. ("Checkpoint"), in the United States District Court for the Eastern District of Pennsylvania, in an action for patent infringement. The complaint seeks an unspecified amount of damages (including treble damages), a permanent injunction, and attorneys' fees and costs, for the Company's alleged infringement of a patent owned by Checkpoint. Also sued in the action are All-Tag Security S.A. and All-Tag Security Americas, Inc. (collectively "All Tag"). The complaint alleges that anti-theft system labels manufactured by All Tag which the Company purchased for re-sale infringe a patent owned by Checkpoint. The Company has denied Checkpoint's claims, asserted affirmative defenses, requested a declaration that the patent at issue is invalid or that the Company has not infringed it, and seeks an injunction against Checkpoint and attorneys' fees and costs. The Company believes that it has meritorious defenses to Checkpoint's claims and intends to vigorously defend against this action.

In addition, the Company is a party to other legal proceedings, which are being handled and defended in the ordinary course of business. While the results of these other proceedings cannot be predicted with certainty, there are no such other proceedings pending that the Company expects to be material in relation to the Company's business, financial position or results of operations.

15. Segment Information

The Company operates globally and offers products and services, which are sold to retail customers and to commercial industrial customers. The Company's products and systems are focused in three general categories under three product divisions: electronic article surveillance systems ("EAS"), video systems ("VSD"), and access control and asset management systems ("ACD"). The Company also provides installation and maintenance services ("Global Service"). Consolidated revenues by principal products and systems follow. The implementation of SAB 101, which did not require prior period restatements, affects the comparability of our financial data for fiscal year 2001 versus our reported results for previous years.

         Revenues                           EAS         VSD         ACD        Service      Total
                                            ---         ---         ---        -------      -----
          2001...................       $  605.1     $  267.6      $ 49.7      $ 174.9    $ 1,097.3
          2000...................       $  607.6     $  296.0      $ 49.3      $ 154.8    $ 1,107.7
          1999...................       $  553.7     $  294.6      $ 45.5      $ 132.0    $ 1,025.8

The Company changed the organization of its operations in fiscal 2000. The Company operates in two reportable segments consistent with the way the Company organizes its operations which is based on geographic area. Each geographic area is responsible for selling all products and services to all customers within the area. The two reportable segments are (i) Americas and (ii) Europe, Middle East, Africa and Asia/Pacific ("EMEA").

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

In 2001, 2000 and 1999, no single customer represented 10% or more of the Company's sales.

                        Geographic Segment information
                                  ($Millions)

                                                                               Corporate and
                                           Americas             EMEA            Unallocated           Total
                                         ------------           ----            -----------           -----
       Total Revenues
         2001....................           $ 695.5             $401.8           $    0.0         $ 1,097.3
         2000....................             685.1              422.6                0.0           1,107.7
         1999....................             621.3              404.5                0.0           1,025.8
       Depreciation/Amortization
         2001....................           $  34.9             $ 29.5           $    0.0         $    64.4
         2000....................              35.0               28.4                0.0              63.4
         1999....................              35.2               29.3                0.0              64.5
       Operating income (loss)
         2001....................           $  99.5             $  5.2           $    0.0         $   104.7
         2000....................             110.3               21.3                4.5(1)          136.1
         1999....................              86.7               (5.2)               0.0              81.5
       Total assets
         2001....................           $ 584.0             $803.5           $  319.8         $ 1,707.3
         2000....................             637.6              881.4              243.9           1,762.9
         1999....................             652.1              885.6              237.9           1,775.6
       Capital expenditures
         2001....................           $   4.9             $  5.7           $   24.5         $    35.1
         2000....................               3.6                4.3               38.1              46.0
         1999....................               2.0                4.3               22.8              29.1

---------------

(1) Includes $8.3 million restructuring reversal and ($3.8) million for Chief Executive Officer change that were not allocated to sales areas.

16. Financial Instruments

At June 30, 2001 and 2000, the recorded value of all financial instruments reported as assets such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Fair value of balance sheet financial instruments
The recorded value of balance sheet financial instruments reported as liabilities, where there is a difference between recorded value and estimated market value, were as follows:

                            Senior Note debt                 2001       2000
                           -----------------               -------    ------

                             Recorded value                $ 365.0    $415.0
                             Fair value                      376.5     402.0

Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies.

Foreign currency contracts
As a result of its global operating activities, the Company is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. The Company manages its foreign currency related risk primarily through the use of foreign currency forward contracts.

Upon adoption of SFAS 133 and 138, the Company initiated a program to hedge a portion of its forecasted foreign currency-denominated intercompany sales with forward exchange contracts. These contracts are entered into to reduce the risk that the Company's cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily the euro and the British pound). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during fiscal 2001.

As of June 30, 2001, approximately $1.6 million of unrealized net gains have been recorded in AOCI to recognize the fair value of derivative instruments that are designated as cash flow hedges. Such instruments mature within three to nine months and amounts deferred to AOCI will be recognized in earnings within the next twelve months. During fiscal 2001, the Company recognized net losses of approximately $0.2 million recorded in other (expenses) income, related to these instruments. At June 30, 2001, the fair value of such derivative instruments was $2.5 million, which is recorded in other current assets.

In addition to forward foreign exchange contracts which hedge anticipated intercompany sales, the Company, from time to time, will hedge certain foreign currency-denominated firm commitments. At June 30, 2001, the effect of such hedges of firm commitments was not significant.

The table below details notional amounts indicated in U.S. dollars of the Company's outstanding foreign exchange forward contracts at June 30, 2001 and 2000:

                                                 June 30,           June 30,
              Currency                             2001               2000
              --------                         ----------          ----------

              Euro.....................            $34.4               $35.9
              British Pound............             24.0                10.5
              Various other............              1.3                 4.1
                                               ----------          ----------
                    Total..............            $59.7               $50.5
                                               ==========          ==========

Interest rate agreements
In order to better manage its exposure to interest rate risk, the Company entered into an interest rate swap agreement. Such swap agreement, with a notional amount of (pound)50 million, converts the Company's floating interest rate on its sale of certain receivables in the United Kingdom to a fixed interest rate, thereby limiting the variance amount paid or received by the Company. At June 30, 2001, the fair value of such derivative instrument of $0.5 million is recorded in other current liabilities and as an unrealized net loss in AOCI.

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

17.  Subsequent Event

On August 3, 2001, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement") with Tyco Acquisition Corp. XXIV (NV) ("Acquiror"), a Nevada corporation and wholly-owned subsidiary of Tyco International Ltd., a Bermuda company ("Tyco"), including Guarantee of Tyco. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Acquiror has commenced an exchange offer (the "Exchange Offer") to exchange each outstanding share of Common Stock of the Company for a fraction of a common share of Tyco, par value $0.20 per share (a "Tyco Share"), which has been fixed at 0.5189 on September 25, 2001. On August 23, 2001, Tyco filed with the Securities and Exchange Commission its registration statement on Form S-4 in connection with the Exchange Offer, and such registration statement has been declared effective. The transaction is expected to be tax-free to the Company's stockholders. The Exchange Offer is subject to, among other things, the tender of at least a majority of the Common Stock, determined on a fully diluted basis, and the receipt of material non-U.S. regulatory approvals. Following the completion of the Exchange Offer, the Company would merge with and into Acquiror (the "Merger") and each outstanding share of Common Stock not exchanged pursuant to the Exchange Offer would be converted into the right to receive 0.5189 of a Tyco Share, i.e., the same fraction of a Tyco Share to be received per share of Common Stock in the Exchange Offer. Immediately following the consummation of the Merger, Acquiror would be the surviving corporation and a wholly-owned subsidiary of Tyco.

The Company's 6 1/2% Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), will be called for redemption immediately following the initial acceptance of Common Stock by Acquiror in the Exchange Offer. The Company has sent to holders of the Depositary Shares, each of which represents a one-tenth interest in a share of Preferred Stock, a Notice of Conversion and Letter of Transmittal allowing them to convert their Preferred Stock into Common Stock as of immediately prior to the initial acceptance of Common Stock in the Exchange Offer or during any subsequent offering period, and to tender such Common Stock issuable upon conversion in the Exchange Offer in a single step. The holders of such Depositary Shares may also elect to convert their shares into Common Stock any day prior to the date fixed by the Company for redemption of the Preferred Stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
The persons named below are the current members of the Board of Directors of the Company (the "Board"). The following sets forth as to each director, his or her age, principal occupation and business experience, the period during which he or she has served as a director, and the directorships currently held by such director in other corporations whose shares are publicly registered.


                                                                          First Year
                                                                           Became
                           Name                                Age         Director      Offices
-------------------------------------------------------  ------------  --------------- -----------------
Term Expiring in 2001:
     THOMAS V. BUFFETT (b)(d)......................             65           1992        Director

     JAMES E. LINEBERGER(a)(c)(d) .................             64           1968        Director

     JOHN T. RAY, JR. (c) .........................             63           1989        Director

Term Expiring in 2002:

     RONALD G. ASSAF (a)...........................             66           1966        Director and Chairman
                                                                                         of the Board

     FRED A. BREIDENBACH (c).......................             54           1998        Director

     PAULINE LO ALKER (b)..........................             58           2000        Director

Term Expiring in 2003:

     TIMOTHY P. HARTMAN (b)(d).....................             62           1995        Director

     PER-OLOF LOOF (a).............................             50           1999        President, Chief
                                                                                         Executive Officer and Director

     J. RICHARD MUNRO (c) .........................             70           1997        Director


(a)  Member of the Executive Committee      (b)  Member of the Audit Committee
(c)  Member of the Governance Committee     (d)  Member of the Finance Committee

Pauline Lo Alker was appointed a director of the Company in June 2000. Ms. Alker currently serves as President, Chief Executive Officer and Chairman of the Board for Amplify.net, a privately-held company based in Fremont, California, that develops and markets broadband service management solutions for service providers and network equipment suppliers. Ms. Alker formed Amplify.net in 1998 after a seven-year tenure as President and Chief Executive Officer of Network Peripherals Inc. (NASDAQ: NPix), a high-technology company specializing in high performance workgroup networking solutions. Prior to joining Network Peripherals, Ms. Alker was founder, President and Chief Executive Officer of Counterpoint Computers, Inc., a multiprocessor UNIX systems workstation company and Vice President and General Manager of Convergent Technologies, Inc. From 1991 through 1995, Ms. Alker served on the Board for the Asian American Manufacturers Association and, at times during that period, she also served as its President and Chairman of the Board.

Ronald G. Assaf, a founder of the Company, has been Chairman of the Board since October 1971 and served as President and Chief Executive Officer of the Company from 1974 to January 1986. In January 1988, Mr. Assaf was appointed Co-Chief Executive Officer and in July 1988 was reappointed to the positions of President and Chief Executive Officer. From October 1995, Mr. Assaf served as Chairman of the Board and Chief Executive Officer. In August 1996, Mr. Assaf retired as Chief Executive Officer of the Company. He continues to serve as Chairman of the Board. Mr. Assaf is also a director of Senvest Capital.

Fred A. Breidenbach was appointed a director of the Company in June 1998. He was the President and Chief Operating Officer of Gulfstream Aerospace Corp. ("Gulfstream"), a manufacturer of business aircrafts located in Savannah, Georgia, until July 1997. Prior to joining Gulfstream in April 1993, he spent 25 years with the Aircraft Engine and Aerospace Groups of General Electric Corporation ("GE"), where he last served as Vice President and General Manager of the Government Electronic Controls Division (now Lockheed Martin) and was an officer of GE from 1989 until his departure in 1993. In November 1997 Mr. Breidenbach formed a consulting company, F.A. Breidenbach & Associates, LLC.

Thomas V. Buffett, a director of the Company since 1992, is President of Clipper Investments, a private firm that invests in, and provides consulting services to, the alarm industry. He served as Chairman and Chief Executive Officer of Automated Security (Holdings) PLC, a United Kingdom-based international company specializing in electronic security, from 1974 through October 1994.

Timothy P. Hartman has been a director of the Company since 1995. Mr. Hartman was Chairman of NationsBank of Texas until his retirement in June 1996, and also was a director and Vice Chairman of its parent corporation until he retired in 1994. Before joining the NationsBank organization in 1982, Mr. Hartman was the Chief Financial Officer of Baldwin-United Corporation, a diversified financial services company, with which he was associated from 1963 through 1981. Since April 2000, he has been a member of the Board of Directors of Infonet Services Corporation.

James E. Lineberger, a director of the Company since 1968, held the office of Chairman of the Executive Committee of the Company from 1974 through 1996 and remains in that now non-executive position. From January 1988 to July 1988, Mr. Lineberger served as Co-Chief Executive Officer of the Company. He has been a partner of Lineberger & Co., LLC and its predecessors, private investment firms, since 1969. Additionally, Mr. Lineberger is a director of Wray-Tech Instruments, Inc.

Per-Olof Loof--See Executive Officers biographical information below.

J. Richard Munro was appointed a director of the Company in May 1997. Mr. Munro served as the Co-Chairman of the Board and Co-Chief Executive Officer of Time Warner Inc., a global media company, for an interim period beginning in July 1989, and was Chairman of the Board and Chief Executive Officer of Time Inc. from September 1986 through July 1989. From October 1980 to September 1986, Mr. Munro served as President and Chief Executive Officer of Time Inc. Mr. Munro continued to serve as a director of Time Warner Inc. until 1997. Until recently, Mr. Munro served as a member of the Board of Directors of each of Kmart Corporation, Kellogg Company and Exxon Mobil Corporation.

John T. Ray, Jr. served from June 1985 until his retirement in January 2000, as the Senior Vice President and General Manager of the United States Adhesives, Sealants and Coatings Division of H.B. Fuller Company ("Fuller"), expanded in 1994 to include Mexico and Canada and now known as North American ASC Group. Mr. Ray also served as the Chairman of the Board of Directors of EFTEC North America, L.L.C., and of Fiber Resin Corp., the subsidiaries of Fuller serving the automotive and aerospace industries, respectively. Mr. Ray became a director of the Company in 1989.

None of the directors has any family relationship with any other director or with any executive officer of the Company.

Executive Officers of the Registrant

The following table sets forth information as of September 17, 2001 with respect to the executive officers of the Company.

                                                          Officer
           Name                                  Age       Since     Position
           ----                                  ---       -----     --------
           Per-Olof Loof                          50        1999     President and Chief Executive Officer

           William J. Bufe                        47        2000     Corporate Vice President and Controller

           Theodore K. Bullock                    55        2000     Senior Vice President, Global Services

           Stephan G. Cannellos                   48        1999     Senior Vice President, Access Control Division

           Thomas E. Cashman                      41        2000     Senior Vice President, Video Systems Division

           Kenneth W. Chmiel                      57        1997     Executive Vice President, Supply Chain Operations and EAS

           Dennis R. Constantine                  60        1999     Executive Vice President, Integrated Solutions Group

           Thomas F. Donahue                      51        1999     Corporate Vice President, Treasury and Investor Relations

           Walter A. Engdahl                      63        1992     Corporate Vice President, General Counsel and Secretary

           David Bruce Gant                       50        2000     Senior Vice President, Human Resources

           Thomas R. Metz                         59        2001     Executive Vice President, Americas

           Hein J. Onkenhout                      48        2001     Senior Vice President, New Business

           John P. Smith                          53        1999     Executive Vice President, Europe, Middle East and
                                                                             Asia/Pacific (EMEA)

           Gregory C. Thompson                    47        1997     Senior Vice President and Chief Financial Officer

Per-Olof Loof became President and Chief Executive Officer of the Company in August 1999. From 1995 to June 1999, Mr. Loof was Senior Vice President of NCR's Financial Solutions Group, a supplier to the retail financial services industry. From 1994 to 1995, Mr. Loof was President and Chief Executive Officer of AT&T Istel Co., a Europe-based provider of integrated computing and communication services. From 1982 to 1994, Mr. Loof held a variety of management positions with Digital Equipment Corporation, including Vice President of Sales and Marketing for Europe and Vice President, Financial Services Enterprise for Europe.

William J. Bufe joined the Company in 1993 through the acquisition of Security Tag where he was the Chief Financial Officer. Mr. Bufe was appointed Corporate Vice President and Controller in November 2000. With Sensormatic, Mr. Bufe has served in various management positions, including Senior Director of Finance for the Americas. Mr. Bufe was in banking from 1978 to 1989, where he served as Controller and later as Chief Financial Officer of a publicly held financial institution. From 1975 to 1978, he was with KPMG Peat Marwick as an auditor. Mr. Bufe is a Florida CPA.

Theodore K. Bullock joined the Company in July 2000 and was appointed to the newly created position of Senior Vice President of Global Service. Mr. Bullock comes to the Company from UNISYS Corporation's Global Network Services where he was Group Vice President and General Manager of Global Professional Services. Mr. Bullock began his career with UNISYS in 1969 when he joined Sperry Rand Corporation as a systems analyst and consultant. Over the next 15 years, he ascended through several management positions in the Sperry Univac Professional Services organization and subsequently was promoted to key management positions in Sperry's Maintenance Services organization. Mr. Bullock was named Vice President of Global Operations in 1994, and was given his professional Services responsibilities in 1998.

Stephan G. Cannellos joined the Company in August 1998 as Vice President and General Manager of the Access Control Division. In October 1999, Mr. Cannellos was appointed Senior Vice President of the Access Control Division and SensorID Group. Prior to joining the Company, from August 1993 to August 1998, Mr. Cannellos was Vice President and General Manager of LASER Systems Group - General Scanning.

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

Kenneth W. Chmiel joined the Company in July 1997 as Senior Vice President of Supply Chain Operations and is responsible for managing product manufacturing and distribution. In May 1999, his role was expanded to include the EAS product division, and in July 2001, he was appointed an Executive Vice President. Prior to joining the Company, Mr. Chmiel served as Executive Vice President and Chief Operating Officer of Amerail/Morrison Knudsen Corporation's Transit Systems Group from 1993, and as Executive Vice President of the Manufacturing Group from 1990. From 1973 to 1989, Mr. Chmiel held a number of different management positions with AlliedSignal.

Dennis R. Constantine joined the Company in April 1997 as Vice President and General Manager of the EAS Product Company. In May 1999, Mr. Constantine was appointed Senior Vice President-Operations. In July 2001, he was appointed Executive Vice President of the Integrated Solutions Group. Prior to joining the Company, he was with Recognition International Inc. for seven years where he progressed from Division President, Systems Division to Division President, OEM and Technology Division. Recognition International Inc., which merged with Banctec Corporation, is an international provider of document processing hardware, software and services.

Thomas F. Donahue joined the Company in September 1999 as Corporate Vice President and Treasurer. From December 1997 to August 1999, Mr. Donahue was Vice President and Treasurer of Citibank Universal Card Services Corporation, a $17 billion asset credit card company. From January 1990 to November 1997, Mr. Donahue held various financial management positions, most recently as Assistant Treasurer, with AT&T Universal Card Services.

Walter A. Engdahl was appointed Corporate Vice President -- Corporate Counsel of the Company in February 1992 and became Secretary of the Company in 1993 and General Counsel in 1999. He is a member of the Bars of both Florida and New York.

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

Thomas R. Metz joined the Company as a consultant in April 2001 and in July 2001 was appointed Executive Vice President of its Americas business unit. Prior to joining the Company, Mr. Metz held several executive management positions, including senior partner at the Mitchell Madison Group, a top tier global management consulting firm that has since been acquired by marchFIRST. Prior to joining the Mitchell Madison Group, Mr. Metz was a Divisional Vice president with EDS.

Hein J. Onkenhout joined the Company in March 2001 as Senior Vice President of Integrated Solutions and Design Services. In July 2001 Mr. Onkenhout assumed the position of Senior Vice President of New Business. Prior to joining the Company, Mr. Onkenhout was president and Chief Executive Officer of The Chinet Company, a division of Finland-based packaging company Huhtamaki Van Leer. Before assuming his responsibilities at The Chinet Company, Mr. Onkenhout ran several of Van Leer's businesses in Germany.

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

Gregory C. Thompson joined the Company as Vice President and Controller in 1997. In August 2000, Mr. Thompson was appointed to the position of Acting Chief Financial Officer and, in October 2000, to the position of Senior Vice President and Chief Financial Officer. From 1990 to 1997, Mr. Thompson was with Wang Laboratories where he progressed from Assistant Controller to Vice President and Corporate Controller. Wang Laboratories, a high-technology company, specializing in software and services, was acquired, in June 1999, by Getronics N.V., a company headquartered in the Netherlands focusing on computer-related services. From 1984 to 1990, Mr. Thompson was with Price Waterhouse. From 1977 to 1984, Mr. Thompson was with Coopers & Lybrand.

None of the above executive officers has any family relationship with any other director or executive officer of the Company.

Item 11.  EXECUTIVE COMPENSATION

Compensation Of Directors

The directors of the Company (other than Mr. Assaf and Mr. Loof) receive annual compensation for their services based on a $30,000 per fiscal year retainer and an additional $3,000 for each meeting of the Board (other than telephonic meetings) attended. Mr. Assaf through August 12, 2001, received cash compensation at a rate of $455,000 per year, and currently receives cash compensation at a rate of $200,000 per year, and certain benefits for all services to the Company in his capacities as consultant and director pursuant to a five-year consulting agreement that became effective August 12, 1996 and was extended as of August 12, 2001 for a term expiring upon the expiration of his term as a director of the Company in 2003 (or earlier if he ceases to be a director of the Company). Under the Company's Executive Salary Continuation Plan, Mr. Lineberger, who served as an officer of the Company until the end of calendar 1996, and Mr. Assaf, who retired from his position as Chief Executive Officer in August 1996, are receiving annual retirement benefits of $130,000 and $455,000, respectively.

In addition, the directors of the Company participate in either the Directors Stock Option Plan (the "Directors Plan") or the 1999 Plan. The Directors Plan currently provides for annual, non-discretionary grants of ten-year options to purchase 10,000 shares of Common Stock (after an initial grant to new directors participating in the Directors Plan of an option to purchase 20,000 shares) at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant, and which are exercisable on a cumulative basis in three equal annual installments. Accordingly, in fiscal 2001, Messrs. Assaf, Breidenbach, Buffett, Hartman, Lineberger, Munro and Ray each received options to purchase 10,000 shares of Common Stock and Ms. Alker received an initial option to purchase 20,000 shares upon joining the Company as a director in June 2000. Mr. Loof participates in the 1999 Plan and, in fiscal 2001, received an option to purchase 100,000 shares of Common Stock.

In 1989, the Company adopted a Board of Directors Retirement Plan for non-officer directors. In fiscal 1997, the directors decided to discontinue the Plan, although benefits for the existing participants who were members of the Board at that time will be paid in accordance with the terms of the plan. The plan provides for monthly payments over 15 years beginning upon the later of the attainment of age 60 or retirement from the Company, or upon the director's earlier death. Benefits under the plan are 50% vested after five years of service on the Board and are vested an additional 10% for each year of service thereafter. Benefits are payable to the director's designated beneficiary or estate in the event of death. If the director dies while in office and prior to attaining the age of 60, the director's vested interest would be deemed to be equal to that which would have accrued had he remained in office until attaining that age. Annual benefit levels have been fixed by the Board or a committee thereof at $40,000 for Mr. Buffett and $25,000 for each of Mr. Ray, Mr. Hartman and Mr. Lineberger.

Compensation Of Officers

                          Summary Compensation Table

The following table shows compensation for services rendered in all capacities to the Company and its subsidiaries during fiscal 2001, 2000 and 1999 by the Chief Executive Officer of the Company and by the next five highest-paid executive officers of the Company.

                                                                                                 Long-Term
                                                                                               Compensation
                                                        Annual Compensation                       Awards
                                                --------------------------------------  ------------------------
                                                                                          Restricted
                                                                           Other Annual     Stock
      Name and Principal                        Salary          Bonus      Compensation     Awards     Options        All Other
           Position                  Year         ($)            ($)            ($)        ($) (1)     (#) (2)    Compensation ($)
----------------------------------------------------------------------------------------------------------------------------------
Per-Olof Loof,                      2001        524,232       312,478        808,595 (3)       --      100,000          5,440 (5)
President and                       2000        409,791       685,080        707,841 (4)       --      375,000             --
Chief Executive Officer             1999             --            --             --           --           --             --
----------------------------------------------------------------------------------------------------------------------------------

Theodore K. Bullock,                2001        277,116       115,033         75,000 (6)       --       50,000             --
Senior Vice President,              2000             --            --             --           --           --             --
Global Services                     1999             --            --             --           --           --             --
----------------------------------------------------------------------------------------------------------------------------------

John P. Smith,                      2001        255,607       127,879             --           --       50,000             --
Executive Vice President of         2000        247,942       225,000             --           --       25,000             --
Europe, Middle East, Africa         1999        162,555       110,000             --           --       60,000             --
and Asia Pacific (EMEA)
----------------------------------------------------------------------------------------------------------------------------------

Kenneth W. Chmiel,                  2001        264,232       125,739             --           --       40,000          5,440 (5)
Senior Vice President of            2000        232,092       195,000             --           --       30,000          6,800 (5)
Supply Chain Operations and EAS     1999        216,242        65,000             --           --       25,000          4,763 (5)
----------------------------------------------------------------------------------------------------------------------------------

Jerry T. Kendall,                   2001        279,233        67,268             --           --       55,000          5,440 (5)
Executive Vice President of         2000        245,313       200,000             --           --       45,000          6,800 (5)
the Americas (6)                    1999        226,300       100,000             --           --       35,000          5,606 (5)
----------------------------------------------------------------------------------------------------------------------------------

Dennis R. Constantine,              2001        244,905        99,899             --        2,936       55,000          5,440 (5)
Executive Vice President,           2000        208,482       160,000             --           --       50,000          3,785 (5)
Integrated Solutions Group          1999        190,964        70,000             --           --       35,000          5,120 (5)

-------------------------------------------------------------------------------------------------------------------

(1)      See "Long-Term Incentive Plans--Awards in Last Fiscal Year"
(2) See footnote 1 to the table "Option Grants in Last Fiscal Year" for summary terms of options granted.
(3) Includes $250,000 loan forgiveness in connection with purchase of a home in Boca Raton, Florida area, $213,337 tax equalization payment, $147,109 housing allowance, and other personal benefits of $198,258.
(4) Includes $250,000 loan forgiveness in connection with the purchase of a home in the Boca Raton, Florida area, $77,373 tax equalization payment, $346,492 of relocation fees, and other personal benefits of $33,976.
(5) Includes contributions made by the Company under its SensorSave Plan ("SSP"), a qualified defined contribution plan under the Internal Revenue Code, to or for the benefit of eligible employees, including the eligible named executive officers. Under the SSP, the Company makes both annual contributions as determined by the Board and, pursuant to the portion of the SSP that is a 401(k) plan, contributions matching a proportion of participating employees' voluntary contributions. In fiscal 2001, the Company contributed $5,440 to the accounts of each of Messrs. Loof, Chmiel, Kendall and Constantine, respectively.
(6) Represents a bonus paid in connection with the commencement of Mr. Bullock's employment on July 3, 2000.
(7) Mr. Kendall resigned as an officer of the Company effective as of April 18, 2001.

The Company also has an employment agreement with Mr. Loof, pursuant to which Mr. Loof currently receives a base salary of $535,000 per annum and receives bonus compensation targeted at not less than approximately 65% of his annual base salary each fiscal year. Currently his bonus compensation is targeted at 80% of such annual base salary. In addition, pursuant to the agreement, the Company loaned Mr. Loof $1,000,000, interest free, in connection with his purchase of a home in the Boca Raton, Florida area, which loan will be forgiven at the rate of 25% per year provided that Mr. Loof continues to be employed by the Company. The agreement also provides for Mr. Loof's participation in the Company's benefit plans for executives and provides for an accelerated vesting schedule of benefits under the Supplemental Executive Retirement Plan for Vice President Level Employees and Officers, a non-qualified defined benefit plan (the "SERP"), i.e., benefits vest 50% at the end of three years, 75% at the end of four years, and 100% at the end of five years (with no reduction for less than 10 years of benefit service). If his employment terminates under certain circumstances, Mr. Loof is entitled to severance (including the loan forgiveness) for the balance of the initial four-year term of the employment agreement or for 24 months following such termination, whichever period is longer.

The Company also has employment agreements with each of Messrs. Bullock, Chmiel, Constantine, Kendall and Smith. Under each such agreement, if the employee's employment is terminated under certain circumstances, then such terminated employee would receive severance in the form of payment of base salary for a period of 18 months following such termination (unless the employee procures full time employment, in which case the base salary shall be paid for a shortened period). In addition, the agreements provide for a period after termination within which to exercise vested stock options, and the continuation of participation in medical coverage and other benefits in accordance with applicable group plans and programs of the Company. The employment agreements with Messrs. Loof, Bullock, Smith, Chmiel, Kendall and Constantine also provide for each of them to disclose and assign to the Company certain discoveries, to maintain in confidence confidential information of the Company and prohibit certain competitive activities for limited periods.

                       Option Grants in Last Fiscal Year

The following table provides certain information with respect to options granted to each person named in the Summary Compensation Table during fiscal 2001. In addition, in accordance with Commission rules, there are shown hypothetical gains that would exist for the options granted, based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The named executive officers will realize no gain on these options unless the price of the Common Stock increases above the exercise price for such options, which will benefit all stockholders proportionately. No stock appreciation rights have been awarded by the Company.


                                                 Individual Grants                              Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                               Percent of                                           Price Appreciation for
                                             Total Options                                              Option Term (2)
                                 Options       Granted to                                -------------------------------------
                                Granted in    Employees in
                                  Fiscal      Fiscal Year    Exercise       Expiration
Name                             Year (1)         (%)        Price ($)         Date             5% ($)           10% ($)
----------------------------- ------------- -------------- ------------- --------------- ----------------- -------------------
Per-Olof Loof                      100,000          4.08       $17.375      10/23/2010       $ 1,072,343       $ 2,736,706
Theodore K. Bullock                 50,000          2.04         15.84       07/1/2010           496,930         1,260,516
Kenneth W. Chmiel                   40,000          1.63        17.375      10/23/2010           428,937         1,094,682
Dennis R. Constantine               35,000          1.43        17.375      10/23/2010           375,320           957,847
                                    20,000          0.82        15.005      05/10/2011           175,537           457,273
Jerry T. Kendall                    55,000          2.25        17.375      11/30/2002            90,372           192,363
John P. Smith                       50,000          2.04        17.375      10/23/2010           536,172         1,368,353
All executive officers             620,600         25.34         17.23                         6,724,700        17,041,800
All optionees (participants)
(3)                              2,449,090        100.00         17.72                        27,292,700        69,165,000
-----------------------------------------------------------------------------------------------------------------------------

All Stockholders' Potential
Realizable Value at Assumed
Growth Rates (4)                                                                             917,772,673     2,325,816,147
-----------------------------------------------------------------------------------------------------------------------------

(1) All options granted during the period were non-qualified options granted pursuant to the 1999 Plan at fair market value on the date of grant. Options granted to the named executives and other officers of the Company have terms of ten years; options granted to other employees of the Company have terms of five years. Options granted under the 1999 Plan and predecessor Stock Incentive Plans, generally become exercisable on a cumulative basis in three equal annual installments, commencing on the first anniversary of the date of grant.
(2) The potential realizable value of these options is based solely on an assumed annual rate of stock price appreciation over the exercise price thereof. It does not take into account the fact that current Common Stock prices may be significantly below such base prices, nor does it take into account any taxes or other expenses that might become payable as a result of exercise. The Company expresses no opinion and makes no representation that this or any other level of appreciation will, in fact, be realized.
(3) Calculated based on the weighted average exercise price of all options granted during fiscal 2001 ($17.72) and assuming all options have a term of ten years.
(4) Calculated based on the weighted average exercise price of all options granted during fiscal 2001 ($17.72), and assuming stock price appreciation at the indicated rates over ten years, the same period used to calculate the individuals' potential realizable value.

   Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table sets forth as to each person named in the Summary Compensation Table the specified information with respect to their option exercises during fiscal 2001 and the status of their options at June 30, 2001:

                                                                                                     Value of Unexercised
                                                             Number of Unexercised                     in-the-Money (2)
                           Number of                           Options at Fiscal                          Options at
                            Shares                                Year--End                       Fiscal Year--End ($) (3)
                           Acquired        Value     ----------------------------------    --------------------------------------
                             on          Realized
       Name                Exercise       ($) (1)       Exercisable      Unexercisable          Exercisable     Unexercisable
----------------------- -------------- ------------- ---------------  -----------------    -----------------  -------------------
Per-Olof Loof                     -0-          -0-         125,000           350,000            550,775          1,101,550

Theodore K. Bullock               -0-          -0-            -0-             50,000               -0-              57,815

Kenneth W. Chmiel             50,000        437,500         26,667            68,333            211,150            173,070

Dennis R. Constantine         50,000        281,060         48,334            91,666            313,444            252,864

Jerry T. Kendall              98,333        597,515         40,000           134,277               -0-             251,306

John P. Smith                     -0-          -0-          48,334            86,666            467,501            289,999


(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may become payable in respect of the sale of any such shares.
(2) "In-the-money" options are options whose exercise price was less than the market price of a share of Common Stock at June 30, 2001.
(3) Based on a stock price of $17.00 per share, which was the closing price of a share of Common Stock reported on the New York Stock Exchange on June 30, 2001.

             Long-Term Incentive Plans-Awards in Last Fiscal Year

The following table sets forth information as to awards granted during fiscal 2001 under the fiscal 2001 LTIP and the fiscal 2002 LTIP to each executive officer named in the Summary Compensation Table:

                                                     Estimated Future Cash Payouts Under Plans
                                                     ----------------------------------------------
                               Number of Shares,                                                       Performance
                             Units or Other Rights         Threshold             Target/Maximum          or Other
                                    (#) (1)                 ($) (2)                    ($)             Period Until
                          ------------------------   ---------------------  -----------------------
                              2001          2002        2001        2002        2001        2002      Maturation or
         Name                 LTIP          LTIP        LTIP        LTIP        LTIP        LTIP        Payout (3)
------------------------  ------------ -----------  ----------  ---------- ----------- ------------ -----------------
Per-Olof Loof                13,517        16,247      82,500      89,167     247,500     267,500          3 years

Theodore K. Bullock           3,755         4,176      22,917      22,917      68,750      68,750          3 years

Kenneth W. Chmiel             3,209         5,011      19,583      27,500      58,750      82,500          3 years

Dennis R. Constantine         2,936         5,011      17,917      27,500      53,750      82,500          3 years

Jerry T. Kendall (4)          4,096          -0-       25,000        -0-       75,000        -0-                 -

John P. Smith                 3,850         5,011      23,500      27,500      70,500      82,500          3 years

(1)   Shares of restricted Common Stock.
(2) One-third of target/maximum cash component accrues if price target after close of first fiscal year of three-year cycle is achieved.
(3) Performance is based upon achieving target price of Common Stock after the close of fiscal year 2003 for the 2001 LTIP and after the close of fiscal 2004 for the 2002 LTIP. Restricted stock vests after six years in any event.
(4) Mr.Kendall's participation in LTIP plans terminated upon his resignation as an officer of the Company, effective in April 2001.

Awards granted on August 14, 2000 to establish the fiscal 2001 LTIP and on July 29, 2001 to establish the fiscal 2002 LTIP have both a cash component and a restricted stock component. With respect to each plan, the restricted shares vest, and the cash component becomes payable (to the extent accrued by meeting yearly Common Stock price targets), upon the price of the Company's Common Stock meeting the three year target under the plan, based upon the average price of the Common Stock during a two month period after the close of the third fiscal year of the three-year plan cycle. Restricted shares vest in any event after 6 years.

                              Pension Plan Table

The following table sets forth the approximate annual benefits (before reductions described below) payable for the following pay classifications and years of service under the SERP as described below, when an executive retires at the normal retirement age (62):

        Remuneration                          Years of Service
----------------------------- ------------------------ -------------------------
          Average                        5                    10 or more
     Final Compensation
----------------------------- ------------------------ -------------------------
           $  200,000                 $ 25,000                 $100,000
           $  250,000                 $ 31,250                 $125,000
           $  300,000                 $ 37,500                 $150,000
           $  350,000                 $ 43,750                 $175,000
           $  400,000                 $ 50,000                 $200,000
           $  500,000                 $ 62,000                 $250,000
           $  600,000                 $ 75,000                 $300,000
           $  700,000                 $ 87,500                 $350,000
           $  800,000                 $100,000                 $400,000
           $  900,000                 $112,500                 $450,000
           $1,000,000                 $125,000                 $500,000
           $1,200,000                 $150,000                 $600,000
           $1,400,000                 $175,000                 $700,000
           $1,600,000                 $200,000                 $800,000
           $1,800,000                 $225,000                 $900,000
----------------------------- ------------------------ -------------------------


The years of credited service as of June 30, 2001 for the executive officers named on the Summary Compensation Table are as follows: Per-Olof Loof -- 1; Theodore K. Bullock - 0; Jerry T. Kendall - 10; Kenneth W. Chmiel -- 3; Dennis
R. Constantine - 4; andJohn P. Smith -- 2.

Computation of Benefits

The Company's key executive officers generally participate in the Company's SERP, established in July 1998 and amended in August 2000. A participant under the SERP would receive an annual retirement benefit for 15 years generally equal, when fully vested and after 10 years of benefit service, including three years as a key executive, to 50% of the participant's final average compensation (i.e., base salary, bonus and/or commissions) for the three highest compensation years out of the final five years of employment, reduced by certain adjustments relating to the employer match contributions under the SSP and by 100% of the participant's annual Social Security benefits payable at the normal retirement age of 62. Such benefits vest, subject to proportionate reduction for less than 10 years of benefit service, over a 10-year vesting schedule, 30% at the end of three years and 10% per year thereafter. With respect to Mr. Loof, benefits vest 50% at the end of three years, 75% at the end of four years, and 100% at the end of five years (with no reduction for less than 10 years of benefit service). Benefits are normally in the form of a 15-year certain annuity, commencing at the latter of the participant's attainment of age 62 or the participant's retirement. Under the SERP, benefits may also be in an optional form if approved by the Company, the amount of which would be the actuarial equivalent of said annuity. Benefits are also payable on death or disability, subject to certain additional rules.

Agreements Relating to Change in Control
----------------------------------------

          The Board, in 1988, authorized the Company to enter into agreements (the "Agreements") providing for certain protections and benefits for all executive and certain other officers in connection with a change in control of the Company. The Agreements, among other things, protect the value of stock options held by such persons, protect their retirement benefits, provide for severance compensation in the event of certain terminations of service and provide, in certain cases where the Company is acquired at a premium over an average of market prices for the Common Stock, for a bonus based on such premium. In 1998, these Agreements were reviewed and updated in order to conform the Agreements to the Company's current compensation practices, establish uniform treatment in the Agreements of officers at comparable levels and clarify certain provisions. Agreements were also entered into with executive officers who joined the Company in recent years. As used herein, the "Agreements" shall refer to the current form thereof following such review and updating.

          For purposes of the Agreements, a "change in control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and will be deemed to have occurred if (a) any "person" or "group" of persons (as the terms "person" and "group" are used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 and the rules thereunder) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the then outstanding securities of the Company; (b) the Company consummates a merger, consolidation, share exchange, division or other reorganization of the Company with any other corporation or entity, unless the stockholders of the Company immediately prior to such transaction beneficially own, directly or indirectly, (i) if the Company is the surviving corporation in such transaction, 60% or more of the combined voting power of the Company's outstanding voting securities as well as 60% or more of the total market value of the Company's outstanding equity securities, (ii) if the Company is not the surviving corporation, 80% or more of the combined voting power of the surviving entity's outstanding voting securities as well as 80% or more of the total market value of such entity's outstanding equity securities, or (iii) in the case of a division, 80% or more of the combined voting power of the outstanding voting securities of each entity resulting from the division as well as 80% or more of the total market value of each such entity's outstanding equity securities, in each case in substantially the same proportion as such stockholders owned shares of the Company prior to such transaction; (c) the Company adopts a plan of complete liquidation or winding-up of the Company; (d) the stockholders of the Company approve an agreement for the sale or disposition (in one transaction or a series of transactions) of all or substantially all of the Company's assets; or (e) a change of more than 25% in the composition of the Board of Directors occurs within a two-year period unless such change was approved in advance by at least two-thirds of the previous directors.

          Under the Agreements, upon the occurrence of a change in control, to the extent not already vested and exercisable, all stock options held by the officers become fully exercisable and remain exercisable for certain minimum periods following the officer's termination of employment, all restricted stock and similar awards held by the officers under a Company plan ("Award Shares") become fully vested, and certain related cash bonus awards under the Company's long term incentive plan become fully vested and payable. Upon an officer's request, the Company will lend to the officer, interest free, an amount equal to the aggregate exercise price for any stock options exercised by the officer and any related taxes incurred by the officer upon such exercise. In addition, in the case of an acquisition of 50% or more of the Company's voting securities, or in connection with the approval by the Board of Directors of a merger or certain other transactions or in certain other events which would or do result in the elimination of the Common Stock from, or a cessation of trading of the Common Stock in, a nationally recognized market the officers may require the Company to purchase (1) their stock options at the price-per-share paid for the Common Stock in the change in control, less the exercise price-per-share and
(2) the Common Stock (or shares of the acquiring company received pursuant to the change in control transaction) held by them at the greater of (i) the price-per-share paid for the Common Stock in the change in control transaction or (ii) in the case of Common Stock previously acquired upon exercise of options or Award Shares, a price equal to the exercise price or other cost to the officers of such Common Stock or Award Shares (including related tax costs).

          The Agreements also provide for certain benefits related to the officers' continued employment following the change in control. The Agreements provide for the protection of compensation and benefit levels, including continued participation in and vesting under retirement plans, during certain periods when a change in control is pending and for three years following a change in control. In addition, the Agreements provide for severance compensation in the form of continued salary and bonus payments in the event of certain terminations of service within the 3-year period following a change in control. The period for which severance will be paid varies from 6 months to 24 months, depending on the officer's position, whether the change in control is "approved" or "non-approved" (as defined in the Agreements) and whether the termination of employment was "voluntary" or "involuntary" (as defined in the Agreements). In the case of the Company's Chief Executive Officer, the severance payments may, in certain cases, be made for a 36-month period, and there is no distinction for purposes of the severance payments between an approved and a non-approved change in control. Also, in the case of a voluntary termination of service (other than for cause) following an approved change of control, the Chief Executive Officer would be required to provide consulting services to the Company during a portion of the period such officer receives severance compensation. An involuntary termination of employment includes a termination without cause by the Company or a termination by the officer following an event such as a material change in responsibilities, a reduction in compensation or certain relocations.

          The Agreements also provide, in the event of termination of service of the officer (other than for cause) following a "non-approved" change in control (or such a termination following any change in control in the case of the Chief Executive Officer), that the Company (1) will pay to such officer an amount equal to the non-vested portion of his accounts under the Company's employee retirement plans (other than the SERP) and (2) will fund fully the benefits payable under the SERP (after giving effect to the change of control provisions in such plan in the case of a "non-approved" change in control) such that their ultimate payment is assured beyond a reasonable doubt, unless such funding would result in the officer's "constructive receipt" of such benefits and resulting taxable income to the officer, in which event the Company would be required to pay such benefit in a lump sum, discounted to present value. Following an involuntary termination, the non-competition provisions included in the SERP would have no force or effect as to the terminated officer.

          The Agreements further provide, in the event of a change in control involving the acquisition of 50% or more of the Company's voting securities, or a merger or other transaction affecting the market in the Common Stock as described above, for the payment of bonuses based upon the percentage by which the change in control price exceeds an average market price of the Common Stock over the 26-week period preceding the announcement of the change in control.
The amounts of such bonuses are directly related to, and increase in relation to increases in, the percentage of such premium.

          The Agreements and/or the employment agreements between certain of its executive officers (including the Chief Executive Officer) and the Company further provide that if any payment or distribution by the Company to the executive officer is determined to be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code, the executive officer is entitled to receive a payment on an after-tax basis equal to the excise tax imposed.

          Pursuant to the Agreements, the officers are obligated to continue to make their services available to the Company during an attempted change in control and for six months following a change in control.

          The Company has also entered into agreements with Messrs. Assaf, Lineberger, Breidenbach, Buffett, Hartman, Munro and Ray, directors of the Company, providing, among other things, for benefits relating to stock options, acquired option shares and Award Shares and protection of retirement and health insurance benefits, if any, similar to those afforded to the Company's executive officers under the Agreements. The agreements with Messrs. Assaf and Lineberger also provide for the payment of a bonus based on the premium payable in the change in control transaction over the average market price of the Common Stock, and for the funding of benefits under the Salary Continuation Plan, a predecessor plan to the SERP, applicable to Messrs. Assaf and Lienberger, following any change in control. In addition, the Agreements with Messrs. Assaf and Lineberger provide that if any payment or distribution by the Company is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Messrs. Assaf and Lineberger are entitled to receive a payment on an after-tax basis equal to the excise tax imposed on such individual. At the time of their retirement as executive officers of the Company in 1996, Messrs. Assaf and Lineberger also entered into arrangements with the Company pursuant to which stock options previously granted to them remain exercisable for the respective original full terms of such options.

          In 1988 and 1989, the Company also entered into agreements similar to the Agreements described above with certain non-executive officers and other key employees. Certain other officers and other key employees of the Company have also been granted agreements providing for certain benefits following a "non-approved" change in control.

          The consummation of the exchange offer by a subsidiary of Tyco (see
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Combination) would constitute an "approved" change in control for purposes of the Agreements, and would give rise, among other things, to the rights described above to require the Company (and/or its successor) to purchase stock options, Common Stock and Award shares, and to the payment of bonuses based on the premium represented by the change in control price. Further, if certain events described in the Agreements occur, a majority of the Previous Members of the Board of Directors (as defined in the Agreements) acting in good faith may, within the 36-month period immediately following the change in control, determine that the change in control is a "non-approved" change in control. In that event, the officers would be entitled to the benefits arising under the Agreements with respect to a "non-approved" change in control.

In addition, under the terms of the 2001 LTIP and the 2002 LTIP, upon a change in control, all outstanding shares of restricted Common Stock and cash bonus awards under those Plans would become fully vested. Further, upon a "non-approved" change in control, retirement benefits under the SERP would become fully vested and would not be subject to proportionate reduction based on years of benefit service.

The Board believes that the Agreements and the change in control provisions referred to in the preceding paragraph help assure management's continued dedication to their duties to the Company notwithstanding the occurrence of any change in control and in particular, enable management to assess objectively and impartially, and advise the Board with respect to, any proposal received by the Company regarding a change in control. In addition, such Agreements and other provisions help assure continued services to the Company by management and other key personnel.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the Company, as of September 17, 2001, no person beneficially owned more than 5% of the outstanding shares of common stock of the Company.

The following table sets forth information as to the Common Stock of the Company beneficially owned as of September 17, 2001 by each director, each person named in the Summary Compensation Table under Executive Compensation and by all directors and executive officers as a group:

                                                                        Amount and Nature of
                                                                             Beneficial             Percent of
                     Name of Beneficial Owner                                Ownership             Common Stock
                     -----------------------                                ---------              ------------
Officers and Directors:
-----------------------
Pauline Lo Alker..............................................                   6,667(1)              *
Ronald G. Assaf...............................................               1,506,371(2)            1.86%
Fred A. Breidenbach...........................................                  40,334(3)              *
Thomas V. Buffett.............................................                  25,284(4)              *
Theodore R. Bullock...........................................                  25,598(5)              *
Kenneth W. Chmiel.............................................                  58,221(6)              *
Dennis R. Constantine.........................................                  95,948(7)              *
Timothy P. Hartman............................................                  58,334(8)              *
Jerry T. Kendall..............................................                  89,847(9)              *
James E. Lineberger...........................................                 856,462(10)           1.05%
Per-Olof Loof.................................................                 323,669(11)             *
J. Richard Munro..............................................                  38,334(12)             *
John T. Ray, Jr. .............................................                  76,834(13)             *
John P. Smith.................................................                  98,862(14)             *
All directors and executive officers as a group...............               3,602,530(15)           4.36%

         _______________________________________

         *     Less than 1%.

(1)  Includes 6,667 shares issuable upon exercise of options.
(2) Includes 412,834 shares issuable upon exercise of options. Also includes 49,247 shares held for Mr. Assaf's account under the Employee Stock Ownership Plan (the "ESOP") at June 30, 2001, over which Mr. Assaf has sole voting power, 22,104 shares held by Mrs. Assaf, and 141,000 shares, and 775,000 shares issuable upon exercise of options, held by trusts for the benefit of Mr. Assaf's children, over which Mr. Assaf does not have voting or dispositive power.
(3)  Includes 28,334 shares issuable upon exercise of options.
(4)  Includes 23,334 shares issuable upon exercise of options.
(5)  Includes 16,667 shares issuable upon exercise of options.
(6)  Includes 50,001 shares issuable upon exercise of options.
(7)  Includes 85,001 shares issuable upon exercise of options.
(8)  Includes 48,334 shares issuable upon exercise of options.
(9) Includes 73,334 shares issuable upon exercise of options. Also includes 371 shares held for Mr. Kendall's account under the ESOP at June 30, 2001, over which Mr. Kendall has sole voting power.
(10) Includes 168,334 shares issuable upon exercise of options.
(11) Includes 283,334 shares issuable upon exercise of options.
(12) Includes 33,334 shares issuable upon exercise of options.
(13) Includes 65,834 shares issuable upon exercise of options.
(14) Includes 90,001 shares issuable upon exercise of options.
(15) Includes 2,397,152 shares issuable upon exercise of options and 51,547 shares held for certain directors and executive officers under the ESOP at June 30, 2001, over which the respective directors and executive officers exercise sole voting power.

For the purpose of the foregoing table, each of the directors and executive officers is deemed to be the beneficial owner of shares which may be acquired by him or her within 60 days after September 17, 2001 through the exercise of options, if any, and such shares are deemed to be outstanding for the purpose of computing the percentage of the Company's Common Stock beneficially owned by him or her and by the directors and executive officers as a group. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of the Company's Common Stock beneficially owned by any other person.

Each of the persons named in the above table as beneficially owning the shares set forth opposite his or her name has sole voting power (as to outstanding shares) and sole investment power over such shares, except as otherwise indicated.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Purchase Loan Plan

Under the Company's Stock Purchase Loan Plan, established to facilitate the exercise of stock options, Mr. Assaf and Mr. Lineberger had loans outstanding from the Company during the fiscal year ended June 30, 2001. Mr. Assaf's loan was outstanding in the maximum amount of $2,185,000, including interest, during fiscal 2001 and is currently outstanding in the amount $185,000. Mr. Lineberger's loan was outstanding in the maximum amount of $1,853,000, including interest, during fiscal 2001 and is currently outstanding in that amount.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding Common Stock to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports, all of the Company's directors and officers timely filed all reports required with respect to fiscal 2001.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) The following documents are filed as a part of this report:

        Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

(3) Listing of exhibits:

Exhibit
Number          Description of Exhibits
-------------------------------------------------------------------------
2(a)-- Agreement and Plan of Merger, dated as of August 3, 2001, between Tyco Acquisition Corp. XXIV (NV) and the Company, including Guarantee of Tyco International Ltd. (incorporated by reference to Exhibit 2.1 to Sensormatic Electronics Corporation 's Form 8-K filed on August 6,
         2001).

2(b)-- Amendment No. 1, dated as of August 23, 2001, to the Agreement and Plan of Merger, dated as of August 3, 2001, between Tyco Acquisition Corp. XXIV (NV) and the Company, including Guarantee of Tyco International Ltd., acknowledged by Tyco International Ltd. (incorporated by reference to Exhibit (e)(1)(i) to Amendment No. 1 to Schedule 14D-9 of the Company, filed on September 4, 2001).

3(a)-- Composite Restated Certificate of Incorporation of the Company filed pursuant to Rule 232.102(c) of Regulation S-T (incorporated by reference to Exhibit 4(d) to Registration Statement No. 33-61626).

3(b)-- By-Laws of the Company (incorporated by reference to Exhibit 3(b) to Form 10-K for the fiscal year end June 30, 1996).

4(a)-- Article FOURTH of the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(d) to Registration Statement No. 33-61626).

4(b)-- Note Agreement, dated as of March 29, 1996, among the Company, and the other Purchasers named therein, including the form of 6.99% Senior Notes due March 2001, 7.74% Senior Notes due March 2001, and 7.11% Senior Notes due March 2001 issued thereunder (incorporated by reference to Exhibit 4(a) to Form 10-Q for the fiscal quarter ended March 31, 1996).

4(c)-- Note Agreement, dated as of January 15, 1993, among the Company, The Northwestern Mutual Life Insurance Company and the other Purchasers named therein, including the form of 8.21% Senior Notes due January 30, 2003, issued thereunder, and First Amendment to such Note Agreement dated as of May 31, 1993 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-62750).

4(d)-- Certificate of Designations of the Powers Preferences and Relative, Participating Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6 1/2% Convertible Preferred Stock of the

         Company, filed with the Secretary of State of the State of Delaware on April 9, 1998 (incorporated by reference to Exhibit 4 to Form 10-Q for the fiscal quarter ended March 31, 1998).

4(e)-- The Registrant agrees to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries, which is not required to be filed as an exhibit, to the Commission upon request.

10(a)-- Grant of Industrial Tax Exemption to Sensormatic Electronics Corporation (Puerto Rico) from the Commonwealth of Puerto Rico (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended May 31, 1986) and Order of Conversion of Grant of Industrial Tax Exemption (incorporated by reference to Exhibit 10(m) to Form 10-K for the fiscal year ended May 31, 1988).

10(b)-- Description of Non-qualified Stock Option Plan (incorporated by reference to Registration Statement No. 2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit 3(c) to Registration Statement No. 2-74526) and representative form of non-qualified stock option (incorporated by reference to Exhibit 3(c) to Registration Statement No. 2-74526).

10(c)-- Amended 1989 Stock Incentive Plan and representative forms of non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(c) to Form 10-K for the fiscal year ended June 30, 1994).

10(d)-- 1995 Stock Incentive Plan and representative forms of non-qualified stock options and Restricted Stock Agreement under such Plan (incorporated by reference to Exhibit 10(d) to Form 10-K for the fiscal year ended June 30, 1995).

10(e)-- Directors Stock Option Plan, amended and restated as of September 18, 1998, and representative form of a non-qualified stock option under such Plan (incorporated by reference to Exhibit 10(e) to Form 10-K/A for the fiscal year ended June 30, 1998.)

10(f)-- Stock Purchase Loan Plan and representative forms of note and security agreements thereunder (incorporated by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended June 30, 2000).

10(g)-- Executive Salary Continuation Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended May 31, 1989).

10(h)-- Board of Directors Retirement Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended May 31, 1989).

10(i)-- Senior Executive Defined Contribution Retirement Plan and representative form of agreement thereunder (incorporated by reference to Exhibit 10(h) to Form 10-K for the fiscal year ended June 30, 1994).

10(j)-- 1999 Stock Incentive Plan and Forms of Option and Restricted Stock Agreements (incorporated by reference to Exhibit 10(j) to Form 10-K for the fiscal year ended June 30, 1999) as amended through November 17, 2000 (incorporated by reference to Exhibit (e)(4)(xxxix) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(k)-- Agreement, dated as of September 1, 1998, between the Company and Ronald G. Assaf, Chairman of the Board of the Company, amending and superseding Agreement, dated as of December 23, 1988, between the Company and Mr. Assaf (incorporated by reference to Exhibit 10(n) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1999).

10(l)--  Agreement, dated as of August 9, 1996, between the Company and Ronald
         G. Assaf, Chairman of the Board, and former President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1996) and amendment thereto dated as of September 1, 1998 (incorporated by reference to Exhibit 10(o) to Form 10-K for the fiscal year ended June 30, 1998) and Extension Agreement dated as of July 29, 2001 (incorporated by reference to Exhibit (e)(4)(xxv) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(m)--  Agreement, dated as of September 1, 1998, between the Company and James
         E. Lineberger, Chairman of the Executive Committee and a director of the Company, amending and superseding Agreement, dated as of December 23, 1988, between the Company and Mr. Lineberger (incorporated by reference to Exhibit 10(p) to Form 10-K for the fiscal year ended June 30, 1998).

10(n)-- Form of Agreement, dated as of September 1, 1998, between the Company and each of Thomas V. Buffett, Timothy P. Hartman and John T. Ray, Jr., directors of the Company, amending and superseding Agreements, dated as of February 12, 1996, between the Company and such individuals (incorporated by reference to Exhibit 10(q) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended June 30, 1999).

10(o)-- Form of Agreement, dated as of September 1, 1998, between the Company and each of Fred A. Breidenbach and J. Richard Munro, directors of the Company (incorporated by reference to Exhibit 10(r) to Form 10-K for the fiscal year ended June 30, 1998) and amendment thereto dated as of August 5, 1999 (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1999).

10(p)--  Agreement, dated as of August 31, 1997, between the Company and Jerry
         T. Kendall, Senior Vice President of the Company and President of North America Retail Operations (incorporated by reference to Exhibit 10(s) to Form 10-K for the fiscal year ended June 30, 1998).

10(q)--  Agreement, dated as of September 1, 1998, between the Company and Jerry
         T. Kendall, Senior Vice President of the Company and President of North America Retail Operation (incorporated by reference to Exhibit 10(f) to Form 10-K for the fiscal year ended June 30, 1998).

10(r)-- Employment Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10(x) to Form 10-K for the fiscal year ended June 30, 1999).

10(s)-- Agreement, dated as of August 23, 1999, between the Company and Per-Olof Loof, President and Chief Executive Officer at the Company (incorporated by reference to Exhibit 10(y) to Form 10-K for the fiscal year ended June 30, 1999) and amendment thereto dated July 31, 2001 (incorporated by reference to Exhibit (e)(4)(xv) to Schedule 14D-9 of the Company filed on August 23, 2001).


10(t)-- Employment Agreement, dated as of October 29, 1997, between the Company and Kenneth W. Chmiel, Senior Vice President -Supply Chain Operations (incorporated by reference to Exhibit 10(z) to Form 10-K for the fiscal year ended June 30, 1999).

10(u)-- Agreement, dated as of September 1, 1998, between the Company and Kenneth W. Chmiel, Senior Vice President-Supply Chain Operations (incorporated by reference to Exhibit 10(aa) to Form 10-K for the fiscal year ended June 30, 1999).

10(v)-- Employment Agreement, dated as of September 14, 1998, between the Company and John P. Smith, Senior Vice President and President of International Retail (incorporated by reference to Exhibit 10(bb) to Form 10-K for the fiscal year ended June 30, 1999).

10(w)--  Agreement, dated as of September 14, 1998, between the Company and John
         P. Smith, Senior Vice President and President of International Retail (incorporated by reference to Exhibit 10(cc) to Form 10-K for the fiscal year ended June 30, 1999) and amendment thereto dated January 14, 1999 (incorporated by reference to Exhibit (e)(4)(xix) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(x)-- Directors and Officers Liability Insurance Policies (incorporated by reference to Exhibit 10(v) to Form 10-K for the fiscal year ended June 30, 1996).

10(y)-- Revolving Credit Agreement, dated as of December 9, 1999, between the Company and Bank of America, N.A. and other lending institutions (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1999).

10(z)--  Amendment No. 1 to Credit Agreement (incorporated by reference to
         Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 1999).

10(aa)-- Agreement, dated as of July 1, 2000, between the Company and Theodore
         K. Bullock (incorporated by reference to Exhibit (e)(4)(ii) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(bb)-- Employment Agreement, dated as of November 26, 1997, between the
         Company and Dennis R. Constantine, Vice President and General Manager-- Electronic Article Surveillance Division of the Company (incorporated by reference to Exhibit (e)(4)(viii) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(cc)-- Agreement, dated as of April 16, 2001, between the Company and Dennis
         Constantine (incorporated by reference to Exhibit (e)(4)(ix) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(dd)-- Form of Supplemental Executive Retirement Plan Agreement for Vice
         President Level Employees and Officers as executed between The Company and Theodore K. Bullock, Kenneth W. Chmiel, Dennis R. Constantine, Jerry T. Kendall, Per-Olof Loof, John P. Smith and other officers of the Company (incorporated by reference to Exhibit (e)(4)(xxiii) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(ee)-- Supplemental Executive Retirement Plan for Vice President Level
         Employees and Officers, as amended and restated as of December 1, 1998 and Amendments dated August 14, 2000 and October 24, 2000 (incorporated by reference to Exhibit (e)(4)(xxix) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(ff)-- Supplemental Executive Retirement Plan for Director Level Employees
         (incorporated by reference to Exhibit (e)(4)(xxx) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(gg)-- 2001 Long Term Incentive Plan Agreement Employees (incorporated by reference to Exhibit (e)(4)(xxxi) to Schedule 14D-9 of the Company filed on August 23, 2001).

10(hh)-- 2002 Long Term Incentive Plan Agreement Employees (incorporated by reference to Exhibit (e)(4)(xxxvii) to Schedule 14D-9 of the Company filed on August 23, 2001).

21--     List of Subsidiaries of the Company.

23(a)-- Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

23(b)-- Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

23(c)-- Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.



(b)      Reports on Form 8-K:

    There were no reports on Form 8-K filed during the three-month period ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.

                            SENSORMATIC ELECTRONICS
                            CORPORATION

                            By:   /s/ GREGORY C. THOMPSON
                               ------------------------------------------------
                                       Gregory C. Thompson
                              Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 2001.

                       Signature                                         Title
                       ---------                                         -----
          /s/ PER-OLOF LOOF                          President and Chief Executive Officer
---------------------------------------------------    (Principal Executive Officer) and Director
            Per-Olof Loof

          /s/ GREGORY C. THOMPSON                    Senior Vice President and Chief Financial
---------------------------------------------------    Officer (Principal Financial and
            Gregory C. Thompson                        Accounting Officer)

          /s/ RONALD G. ASSAF                        Chairman of the Board of Directors
---------------------------------------------------
            Ronald G. Assaf

          /s/ PAULINE LO ALKER                       Director
---------------------------------------------------
            Pauline Lo Alker

          /s/ THOMAS V. BUFFETT                      Director
---------------------------------------------------
            Thomas V. Buffett

          /s/ TIMOTHY P. HARTMAN                     Director
---------------------------------------------------
            Timothy P. Hartman

          /s/ FRED A. BREIDENBACH                    Director
---------------------------------------------------
            Fred A. Breidenbach

          /s/ JAMES E. LINEBERGER                    Director
---------------------------------------------------
            James E. Lineberger

          /s/ J. RICHARD MUNRO                       Director
---------------------------------------------------
            J. Richard Munro

          /s/ JOHN T. RAY, JR.                       Director
---------------------------------------------------
            John T. Ray, Jr.

                                                                     SCHEDULE II

                      SENSORMATIC ELECTRONICS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ending June 30, 2001, 2000, and 1999
                                 (In millions)

                        Allowance for Doubtful Accounts

                                                                         2001     2000     1999
                                                                       -------  -------  ------
         Balance, beginning of period.........................         $  51.3  $  47.3  $  59.1
         Additions charged to income..........................            15.3     24.6     22.5
         Amounts written off..................................           (14.1)   (18.3)   (32.8)
         Other (including currency translation)...............            (5.8)    (2.3)    (1.5)
                                                                       -------  -------  -------
         Balance, end of period...............................         $  46.7  $  51.3  $  47.3
                                                                       =======  =======  =======

                          Allowance for Inventory Losses

                                                                         2001     2000     1999
                                                                       -------  -------  ------
         Balance, beginning of period.........................         $  23.9  $  28.4  $  32.8
         Additions charged to income..........................             8.6      8.0     11.5
         Amounts written off..................................            (9.6)   (12.2)   (15.5)
         Other (including currency translation)...............            (0.6)    (0.3)    (0.4)
                                                                       -------  -------  -------
         Balance, end of period...............................         $  22.3  $  23.9  $  28.4
                                                                       =======  =======  =======

                         Exhibit Index

 Exhibit
    No                          Description
---------                     ----------------

    21                        List of Subsidiaries of the Company.

    23(a) Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants

    23(b) Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants

    23(c) Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants